Form 10-Q
period 2002-06-30
G REIT INC
filed 2002-09-05
CIK 1164246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 333-76498

G REIT, INC.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	52-2362509 (I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 650 Santa Ana, California 92705	(877) 888-7348
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

N/A
(Former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

As of August 28, 2002, there were 342,221 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.

Form 10-Q
For the quarterly period ended June 30, 2002

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “should”, or “will” or the negative of these terms or other comparable terminology. These statements are only predictions, and forward-looking statements, and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” in the Company’s Registration Statement on Form S-11 (the “Registration Statement”) declared effective by the Securities and Exchange Commission (the “SEC”) on July 22, 2002, that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. For all of these predictions and forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although G REIT, Inc. (the “Company”) believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law.

PART I

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

The Company has not commenced its planned principal operations as of June 30, 2002 and as such it is considered a development stage enterprise. In addition, the Company’s Registration Statement (described below) was declared effective July 22, 2002. The June 30, 2002 Balance Sheet of the Company required to be filed with this Quarterly Report on Form 10-Q within 45 days of the effective date was prepared by management without audit and commences on the following page, together with the related Notes. In the opinion of management, the June 30, 2002 Balance Sheet presents fairly the financial condition of the Company, but should be read in conjunction with the Balance Sheet of the Company for the quarter ended March 31, 2002 and the Balance Sheet of the Company for the year ended December 31, 2001, included in the Company’s Registration Statement previously filed with the SEC.

G REIT, INC.
(a Development Stage Enterprise)

BALANCE SHEET
June 30, 2002
(Unaudited)

ASSETS
Cash and cash equivalents	$100

Total assets	$100

SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 10 shares issued and outstanding	100

Total shareholders’ equity	$100

The accompanying notes are an integral part of this financial statement.

G REIT, INC.
(a Development Stage Enterprise)

NOTES TO BALANCE SHEET
June 30, 2002
(Unaudited)

1.    ORGANIZATION AND NATURE OF BUSINESS

G REIT, Inc., a development stage enterprise (the “Company”), was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. If the Company meets the qualification requirements, it intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes for its first full tax year. The Company was incorporated to raise capital and acquire ownership interests in office, industrial, retail and service real estate properties, a number of which will have a government-tenant orientation. As of June 30, 2002, the Company does not own any properties.

The activities to date have focused primarily on raising equity capital and establishing a corporate infrastructure to support planned principal operations. Accordingly, the Company is considered to be a development stage enterprise as of June 30, 2002.

The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement between the Company and the Advisor is subject to successive renewals.

Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, the Company intends to offer for sale to the public on a “best efforts” basis a minimum of 100,000 and a maximum of 20,000,000 shares of its common stock at a price of $10 per share ( the “Offering”) and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan under which its shareholders may elect to have dividends reinvested in additional shares at $9.05 per share. The Registration Statement was declared effective on July 22, 2002. As of August 28, 2002, the Company had sold approximately 342,221 shares of its common stock for aggregate gross proceeds before offering costs and selling commissions of approximately $3,394,000. Of these amounts, approximately 22,100 shares or $200,000 of the Company’s common stock were purchased by the Advisor and approximately 6,525 shares or $59,000 of the Company’s common stock were purchased by other affiliated parties for a price of $9.05 per share. As discussed in the Registration Statement, the Company plans to principally use the net Offering proceeds from the sale of shares to acquire ownership interests in real estate properties. The Company intends to finance property acquisitions with a combination of net Offering proceeds and debt secured by the acquired properties.

Concurrent with commencement of the Offering, the Company adopted stock option plans for (i) independent and outside directors and (ii) its officers and employees. See Note 4 below.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company intends to operate in an umbrella partnership REIT structure in which its majority-owned subsidiary, G REIT, L.P., a Virginia limited partnership (the “Operating Partnership”), or wholly owned subsidiaries of the Operating Partnership, will own and manage substantially all of the properties acquired on behalf of the Company. The Company will be the sole general partner of the Operating Partnership and, except as described in the following sentence, will own 100% of the equity interest therein. The Operating Partnership will issue 100 incentive non-voting ownership units to the Company’s Advisor, which will entitle the Advisor to receive certain incentive distributions after a minimum 8% return (as defined in the Registration Statement) has been paid to the Company’s shareholders. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor.

G REIT, INC.
(a Development Stage Enterprise)

NOTES TO BALANCE SHEET
June 30, 2002
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Because the Company will be the sole general partner of the Operating Partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership will be consolidated in G REIT, Inc.’s financial statements. All significant intercompany accounts and transactions will be eliminated in consolidation.

3.    COSTS INCURRED ON THE COMPANY’S BEHALF

The Company’s Advisor and affiliated entities have incurred offering costs and certain expenses on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the SEC. As the Registration Statement was declared effective as of July 22, 2002, these transactions have not been reflected in the accompanying balance sheet as of June 30, 2002.

As of August 28, 2002 and June 30, 2002, total organizational and offering expenses approximated $808,785 and $216,566, respectively. Of these amounts, as of August 28, 2002, the Company was responsible for approximately $85,000 of total organizational and offering expenses. As of June 30, 2002, the Company was not responsible for any organizational and offering expenses. All remaining organizational and offering expenses will be borne by the Advisor until such time as gross Offering proceeds exceed certain amounts more fully described in the Registration Statement.

4.    STOCK OPTION PLANS

Concurrent with commencement of the Offering, the Company adopted stock option plans for (i) independent and outside directors and (ii) its officers and employees. Pursuant to the provisions of the Company’s option plans, as amended on July 22, 2002, the Company intends to grant 20,000 options under its independent director stock option plan (the “Directors Plan”) and 90,000 options under its officer/employee stock option plan (the “Officer/Employee Plan”) to purchase Company common stock at $9.05 per share, which is the Offering price per share net of estimated selling commission and other offering costs. Shares of common stock issued upon the exercise of such options will have certain transferability restrictions. The unregistered public sale of restricted stock, which is governed by Rule 144 of the Securities Act of 1933, as amended, is prohibited during the first year of ownership and limited as set forth in such rule during the second year of ownership.

The number of stock options that can be granted to the Company’s directors, officers and employees is limited to 10% of the number of outstanding shares of the Company’s common stock at the time of the option grant. Accordingly, option grants will not be effective until and unless the Company sells at least 1.1 million shares of its common stock under the Offering.

The stock options described above will expire ten years from the grant date and will be exercisable in whole or in part upon the second anniversary of the grant date; provided, however, that if the exercise of any stock option would cause the aggregate of all Company stock owned by the Advisor, the Dealer Manager of the Offering (NNN Capital Corp., an affiliate of the Company and the Advisor), their affiliates, and the Company’s officers and directors to exceed 10.0% of the total outstanding shares of the Company’s common stock, such exercise would be delayed until the first date on which the exercise would not cause such limit to be exceeded.

G REIT, INC.
(a Development Stage Enterprise)

NOTES TO BALANCE SHEET
June 30, 2002
(Unaudited)

4.    STOCK OPTION PLANS—Continued

The Company has authorized and reserved a total of 100,000 shares and 400,000 shares for issuance under the Directors Plan and the Officer/Employee Plan, respectively.

5.    SUBSEQUENT EVENTS

As of August 28, 2002, the Company had real estate deposits of approximately $350,000 pertaining to the acquisition of the 5508 Highway 290 West Office Complex (“the Property”) in Austin, Texas for a purchase price of approximately $10,300,000. Under certain circumstances, such deposits may be nonrefundable. The seller is an unaffiliated third party. The Property is a 74,805 square foot Class A, multi-tenant office building built in 2001 and was approximately 98% occupied as of August 28, 2002. The Advisor may receive a real estate commission of approximately $300,000 in connection with this transaction.

6.    RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” is effective for fiscal years beginning after December 15, 2001 and establishes new accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142 did not have a material impact on the Company’s financial statements.

SFAS No. 143, “Accounting for Asset Retirement Obligations”, is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is not presently expected to have a significant impact on the Company’s financial statements.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, is effective for fiscal years beginning after December 15, 2001 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS No. 144 is not presently expected to have a significant impact on the Company’s future financial statements.

SFAS No. 145 rescinds three existing pronouncements (relating to the intangible assets of motor carriers and certain debt extinguishments), amends SFAS No. 13 (“Accounting for Leases”), and makes technical corrections that are not substantive in nature to several other pronouncements. The amendment of SFAS No. 13, which is effective for transactions occurring after May 15, 2002, requires sale-leaseback accounting by lessees for certain lease modifications that are economically similar to sale-leaseback transactions. SFAS No. 145 did not affect the accompanying 2002 financial statements, and is not presently expected to have a significant impact on the Company’s future financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management’s intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, if any, of SFAS No. 146 on the Company’s future financial statements.

G REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the balance sheet and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company’s financial position as of June 30, 2002 and December 31, 2001. The Company’s Registration Statement was declared effective on July 22, 2002 and as such the Company had not commenced its planned operations as of June 30, 2002.

Historical results and trends are not necessarily indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with such provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of management, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in general economic conditions and in the real estate market specifically (including those in the local economy of the regions where the Company’s properties are located), legislative/regulatory changes (including changes in Federal and/or state laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for operating properties in the Company’s current and proposed market areas, and generally accepted accounting principles applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on any such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Public Offering of Equity Securities/Use of Proceeds

Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, the Company intends to offer for sale to the public on a “best efforts” basis a minimum of 100,000 and a maximum of 20,000,000 shares of its common stock at a price of $10 per share and up to 1,000,000 additional shares pursuant to a divided reinvestment plan under which its shareholders may elect to have dividends reinvested in additional shares at $9.05 per share. The Registration Statement was declared effective on July 22, 2002. As of August 28, 2002, the Company had sold approximately 342,221 shares of its common stock for aggregate gross proceeds before offering costs and selling commissions of approximately $3,394,000. Of these amounts, approximately 22,100 shares or $200,000 of the Company’s common stock were purchased by the Advisor and approximately 6,525 shares or $59,000 of the Company’s common stock were purchased by other affiliated parties for a price of $9.05 per share. As discussed in the Registration Statement, the Company plans to principally use the net Offering proceeds from the sale of shares to acquire ownership interests in real estate properties. The Company intends to finance property acquisitions with a combination of net Offering proceeds and debt secured by the acquired properties.

G REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Public Offering of Equity Securities/Use of Proceeds (Continued)

Investment in the Company’s common stock involves a high degree of risk. The risk factors that should be considered when making an investment in the Company’s common stock include, but are not limited to, those described in the following paragraphs and more fully described in the Company’s Registration Statement.

There a number of risks associated with the Offering, reliance on the Advisor, potential conflicts of interest and investment in a development stage enterprise. There will be no market for the Company’s common stock and an investor may not be able to sell its investment. The Company is totally reliant on its Advisor, which is an affiliate of several of the Company’s officers and directors, to manage its business and assets. Officers and directors of the Company will be subject to substantial conflicts of interest. The Company may incur substantial debt, which could hinder its ability to pay dividends to its shareholders. If the Company raises substantially less than the maximum offering amount, it will not be able to invest in a diverse portfolio of properties and the value of the shares will fluctuate with the performance of specific properties.

All real property investments are subject to some degree of risk. The Company will be subject to the general economic environment of the United States and to possible risks due to a concentration of tenants within its portfolio, a concentration of one type of tenant, a concentration of regional economic exposure, and the liquidity of real estate investments, among other business risks.

The Company’s investments in its properties will be relatively illiquid which will limit its ability to sell properties quickly in response to changes in economic or other conditions. In addition, the Internal Revenue Code generally imposes a 100% prohibited transaction tax on profits the Company may derive from sales of properties held primarily for sale to customers in the ordinary course of business, which could affect the Company’s ability to sell properties. These restrictions on the Company’s ability to sell its properties could have an adverse effect on its financial position.

The Company is evaluating the market of available properties and will acquire properties when strategic opportunities exist. The Company’s ability to acquire properties on favorable terms and successfully operate them is subject to the following risks: the potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly-traded REITs and institutional investment funds; even if the Company enters into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to management’s satisfaction; the Company may be unable to finance the acquisition on favorable terms; the Company may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties; and the Company may lease the acquired properties at below expected rental rates. If the Company cannot finance property acquisitions on favorable terms or operate acquired properties to meet financial expectations, its financial position could be adversely affected.

Critical Accounting Policies

See accompanying interim financial statements for a summary of these policies.

Results of Operations

The Company has not commenced its planned principle operations as of June 30, 2002; consequently, no results of operations have been presented.

G REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Liquidity and Capital Resources

The Company’s principal source of capital is the sale of shares of common stock to the public through its Offering (see Note 1). As of June 30, 2002, the Company had sold 10 shares of its common stock for aggregate gross proceeds before offering and selling commissions of $100. As of August 28, 2002, the Company had sold approximately 342,221, shares of its common stock for aggregate gross proceeds before offering costs and selling commissions of approximately $3,394,000. Of these amounts, approximately 22,100 shares or $200,000 of the Company’s common stock were purchased by the Advisor and approximately 6,525 shares or $59,000 of the Company’s common stock were purchased by other affiliated parties for a price of $9.05 per share. The Company’s funds are currently invested in short-term money market accounts. As discussed in the Registration Statement, the Company plans to principally use the net Offering proceeds from the sale of shares to acquire ownership interests in real estate properties. The Company intends to finance property acquisitions with a combination of net Offering proceeds and debt secured by the acquired properties.

Management expects that future short-term liquidity requirements will be financed by a combination of advances from the Advisor and net Offering proceeds.

The Company intends to operate in an umbrella partnership REIT structure in which its majority-owned subsidiary, G REIT, L.P., a Virginia limited partnership (the “Operating Partnership”), or wholly owned subsidiaries of the Operating Partnership, will own and manage substantially all of the properties acquired on behalf of the Company. The Company will be the sole general partner of the Operating Partnership and, except as described in the following sentence, will own 100% of the equity interest therein. The Operating Partnership will issue 100 incentive non-voting ownership units to the Advisor, which will entitle the Advisor to receive certain incentive distributions after a minimum 8% return (as defined) has been paid to the Company’s shareholders. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor.

Because the Company will be the sole general partner of the Operating Partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership will be consolidated in G REIT, Inc.’s financial statements.

The Company has not yet qualified as a REIT for federal income tax purposes but intends to do so for its first full taxable year. In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its shareholders of at least 90% of taxable income and to meet other annual and quarterly tests. The Company expects to use its cash flow from operating activities for distributions to shareholders and for payment of other expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments.

The Company is obligated to reimburse the Advisor and other affiliated entities for offering costs and certain expenses incurred on the Company’s behalf. Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective. As the Registration Statement was declared effective as of July 22, 2002, these transactions have not been reflected in the accompanying balance sheet as of June 30, 2002.

G REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Continued

Liquidity and Capital Resources (Continued)

As of August 28, 2002 and June 30, 2002, total organizational and offering expenses approximated $808,785 and $216,566, respectively. Of these amounts, as of August 28, 2002, the Company was responsible for approximately $85,000 of total organizational and offering expenses. As of June 30, 2002, the Company was not responsible for any organizational and offering expenses. All remaining organizational and offering expenses will be borne by the Advisor until such time as gross offering proceeds exceed certain amounts more fully described in the Registration Statement.

Management is currently considering potential property acquisitions. The decision to acquire one or more of these properties will generally depend upon (i) receipt of a satisfactory environmental survey and property appraisal, (ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing. There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will be able to purchase any properties if the Offering is not successful in raising the minimum amounts specified in the Registration Statement. The Company plans to principally use the net Offering proceeds from the sale of shares to purchase real estate properties. The Company intends to finance property acquisitions with a combination of net Offering proceeds and debt secured by the acquired properties.

Subsequent Events

As of August 28, 2002, the Company had real estate deposits of approximately $350,000 pertaining to the acquisition of the 5508 Highway 290 West Office Complex (“the Property”) in Austin, Texas for a purchase price of approximately $10,300,000. Under certain circumstances, such deposits may be nonrefundable. The seller is an unaffiliated third party. The Property is a 74,805 square foot class A multi-tenant office building built in 2001 and was approximately 98% occupied as of August 28, 2002. The Advisor may receive a real estate commission of approximately $300,000 in connection with this transaction.

Recent Accounting Pronouncements

See Note 6 to the interim financial statements for a discussion of recent accounting pronouncements.

G REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not commenced its planned principal operations. The Company plans to utilize financing to acquire ownership interests in real estate properties and will, therefore, be exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity, fund capital expenditures, and finance acquisition of the Company’s operations and real estate portfolio.

In managing the Company’s interest rate risk, management’s objectives will be to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. In the future, the Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a given financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)  None.

(b)  None.

(c)  None.

(d)  Incorporated by reference to Part I, Item 2 of this Report, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following Exhibits are filed as part of this report:

Item No.	Description

3.1	Articles of Incorporation of the Company

3.2	Bylaws of the Company

3.3	Amended and Restated Articles of Incorporation of the Company

3.4	Amended and Restated Bylaws of the Company

3.5	Second Amended and Restated Articles of Incorporation of the Company

3.6	Third Amended and Restated Articles of Incorporation of the Company

4.1	Form of Company Common Stock Certificate

Item No.	Description

10.1	Form of Agreement of Limited Partnership of G REIT, L.P.

10.2	Divided Reinvestment Plan

10.3	Stock Repurchase Plan

10.4	Independent Director Stock Option Plan

10.5	Officer and Employee Stock Option Plan

10.6	Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC

10.7	Escrow Agreement

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G REIT, INC. (Registrant)

By:	/s/ ANTHONY W. THOMPSON
Anthony W. Thompson President and Chief Executive Officer

By:	/s/ WILLIAM C. DANIEL
William C. Daniel Chief Financial Officer

DATE: September 5, 2002

CERTIFICATIONS

I, Anthony W. Thompson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of G REIT, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

By:	/s/ ANTHONY W. THOMPSON
Anthony W. Thompson, Chief Executive Officer

Date:  September 5, 2002

I, William C. Daniel, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of G REIT, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

By:	/s/ WILLIAM C. DANIEL
William C. Daniel, Chief Financial Officer

Date:  September 5, 2002

EXHIBIT INDEX

Item No.	Description

3.1
Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

3.3
Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

3.4
Amended and Restated Bylaws of the Company (included as Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

3.5
Second Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by reference).

3.6
Third Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on July 3, 2002 (File No. 333-76498) and incorporated herein by reference).

4.1
Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.1
Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.2
Dividend Reinvestment Plan (included as Exhibit C to the Company’s Prospectus, a part of Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.3
Stock Repurchase Plan (included as Exhibit D to the Company’s Prospectus, a part of Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.4
Independent Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

Item No.	Description

10.5
Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.6
Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.7	Escrow Agreement (included as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by reference).

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith).

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith).