Form 10-Q
period 2002-09-30
G REIT INC
filed 2002-11-15
CIK 1164246

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _________________

Commission File Number
333-76498

G REIT, Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-2362509

(State or other jurisdiction of ncorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 650
Santa Ana, California 92705	(877) 888-7348

(Address of principal executive offices)	(Registrant’s telephone number, including area code)

N/A

(Former name)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

          As of November 8, 2002, there were 1,273,817 shares of common stock of G REIT, Inc. outstanding.

G REIT, Inc.

Form 10-Q
For the quarterly period ended September 30, 2002

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events or the Company’s future financial performance.  The Company has attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “should”, or “will” or the negative of these terms or other comparable terminology.  These statements are only predictions, and forward-looking statements, and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Business Risks” contained in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  For all of these predictions and forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law.

Part I - Financial Information

Item 1.  Financial Statements.

          The Company’s Registration Statement on Form S-11/A was declared effective July 22, 2002 by the Securities and Exchange Commission (“SEC”). In addition, in September 2002, the Company completed its first property acquisition and commenced its planned principal operations. The accompanying September 30, 2002 financial statements of the Company required  to be filed with this Quarterly Report on Form 10-Q together with the related Notes were prepared by management without audit and commence on the following page.  In the opinion of management, these interim financial statements present fairly the financial condition and results of operations of the Company and  should be read in conjunction with the Company’s Quarterly Reports for the quarters ended June 30, 2002 and March 31, 2002 and the Balance Sheet of the Company as of December 31, 2001, included in the Company’s Registration Statement previously filed with the SEC.

G REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2002 (Unaudited)	December 31, 2001

ASSETS
Real estate assets
Land	$1,533,750	$—
Buildings and improvements	8,691,250	—

	10,225,000	—
Less: accumulated depreciation	(16,297)	—

	10,208,703	—
Cash and cash equivalents	1,533,840	100
Real estate deposits	561,716	—
Other assets	576,244	—

Total assets	$12,880,503	$100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$484,261	$—
Tenant security deposits	188,763	—
Note payable	6,700,000	—
Distributions payable to shareholders	22,531	—

Total liabilities	7,395,555	—
Commitments and contingencies	—	—
Shareholders’ equity
Common stock, $.01 par value; 50,000,000 shares authorized; 707,072 issued and outstanding at September 30, 2002 and 10 shares issued and outstanding at December 31, 2001	7,071	—
Additional paid-in capital, net of offering costs of $1,010,393 at September 30, 2002	6,026,242	100
Receivable from Advisor/affiliates	(468,246)
Distributions in excess of earnings	(80,119)	—

Total shareholders’ equity	5,484,948	100

Total liabilities and shareholders’ equity	$12,880,503	$100

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Revenues
Rental income	$53,684	—	$53,684	—
Tenant recoveries	27,313	—	27,313	—
Interest income	5,745	—	5,745	—

	86,742	—	86,742	—

Expenses
Rental property expenses	19,684		19,684
General and administrative	58,623	—	58,623	—
Interest	43,610	—	31,503	—
Depreciation	16,297	—	28,404	—

Net loss	$(51,472)	—	$(51,472)	—

Net loss per common share:
Basic	$(0.63)	—	$(0.21)	—

Diluted	$(0.63)	—	$(0.21)	—

Weighted average number of common shares outstanding:
Basic	80,854	—	239,907	—

Diluted	80,854	—	239,907	—

Dividends declared	$28,647	—	$28,647	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.

CONDENSED  CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2002
(Unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Receivable from Advisor/affiliates	Distributions in Excess of Earnings	Total

BALANCE – December 31, 2001	10	$—	$100		$—	100
Issuance of common shares, net of offering costs of $1,010,393	707,062	7,071	6,026,142		—	6,033,213
Reimbursement of offering and organizational expenses			—	(468,246)		(468,246)
Distributions	—	—	—		(28,647)	(28,647)
Net loss	—	—	—		(51,472)	(51,472)

BALANCE - September 30, 2002	707,072	$7,071	$6,026,242	$(468,246)	$(80,119)	$5,484,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,472)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	16,297
Amortization of financing costs	12,107
Change in operating assets and liabilities:
Accounts payable and accrued expenses	506,792
Tenant security deposits	188,763

Net cash provided by operating activities	649,956

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of real estate properties	(10,225,000)
Real estate deposits	(561,716)

Net cash provided by investing activities	(10,786,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	6,033,213
Receivable from Advisor/affiliates	(468,246)
Proceeds from note payable	6,700,000
Payment of deferred financing costs	(588,351)
Distributions to shareholders	(6,116)

Net cash provided by financing activities	11,670,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,533,740

CASH AND CASH EQUIVALENTS - beginning of period	100

CASH AND CASH EQUIVALENTS - end of period	1,533,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	31,503

Income taxes	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

1.  ORGANIZATION

G REIT, Inc. (the “Company”), was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. If the Company meets the qualification requirements, it intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes for its first full tax year. The Company was incorporated to raise capital and acquire ownership interests in office, industrial, retail and service real estate properties, a number of which will have a government-tenant orientation.  As of September 30, 2002, the Company has acquired one office property.

The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company.  The Advisory Agreement between the Company and the Advisor has a one year term, and is subject to successive renewals. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor (see Note 7).

Pursuant to a Registration Statement on Form S-11/A under the Securities Act of 1933, as amended (the “Registration Statement”), the Company offered for sale to the public on a “best efforts” basis a minimum of 100,000 and a maximum of 20,000,000 shares of its common stock at a price of $10 per share (the “Offering”) and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan (the “DRIP”) under which its shareholders may elect to have dividends reinvested in additional shares at $9.05 per share. The Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) on July 22, 2002. As discussed in the Registration Statement, the Company plans to principally use the net Offering proceeds from the sale of shares to acquire ownership interests in real estate properties. The Company intends to finance property acquisitions with a combination of net Offering proceeds and debt secured by the acquired properties.

As of December 31, 2001, the Company operated as a development stage enterprise.  In September 2002, the Company completed its first property acquisition and commenced its planned principal operations.

The Company owns all of its interests in properties through its majority-owned subsidiary, G REIT, L.P., a Virginia limited partnership (the “Operating Partnership”), or affiliates, wholly-owned by the Operating Partnership, and conducts substantially all of its operations through the Operating Partnership.  At September 30, 2002, the Company is the sole general partner of the Operating Partnership and owns 100% of the equity interests therein, except for 100 incentive non-voting ownership units issued  to the Company’s Advisor, The incentive units entitle the Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to the Company’s shareholders (as defined in the Registration Statement). In addition, the Advisor is entitled to incentive distributions from net proceeds from the sale of properties after the Company’s shareholders have received their invested capital, as defined, plus an 8% return on such invested capital.

G REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

2.  INTERIM FINANCIAL STATEMENTS

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership; all material inter-company transactions and account balances have been eliminated in consolidation. All references to the Company include the Operating Partnership and its subsidiaries.

The information furnished has been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and disclosures have been condensed or omitted.  In the opinion of management, all normal and recurring adjustments considered necessary for the fair presentation of the Company’s financial position, results of operations and cash flows have been included.   The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. No financial statements have been presented for the corresponding periods in 2001 since the Company did not commence operations until 2002.

Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Organizational Costs
The Company complies with Statement of Position 98-5, Reporting the Costs of Start-Up Activities, which requires that all organizational and start-up costs be expensed as incurred. Organization and start-up expenses are included in general and administrative expenses.

Real Estate
Real estate assets consist of an operating property held for investment acquired in September 2002, carried at cost less accumulated depreciation. Costs include the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 40 years. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

Impairment losses are recorded on long-lived assets used in operations which includes the operating property including when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of September 30, 2002, no indicators of impairment existed and no impairment losses have been recorded.

The Company follows the provisions of EITF 97-11, Accounting for Internal Costs Related to Real Estate Property Acquisitions. Accordingly, the Company does not capitalize acquisition costs incurred in conjunction with the identification and acquisition of properties to be held for operations. Acquisition expenses of $23,165 were expensed in connection with the operating property acquisition in September 2002 and have been included in general and administrative expenses.

Real Estate Deposits

Real estate deposits are paid on properties the Company is evaluating for purchase.  Real estate deposits are capitalized when paid and may become nonrefundable under certain circumstances. When properties are acquired, the purchase price is reduced by the amounts of deposits paid by the Company.  At September 30, 2002, management believes all real estate deposits are considered refundable.

Financing Costs

Financing costs are included in other assets and consist of loan fees and other loan costs.  Loan fees and other loan costs are amortized over the term of the respective loan. Amortization of financing costs is included in interest expense.

Revenue Recognition

Real estate property is leased to tenants under leases with terms exceeding one year. Revenues from these leases, which are accounted for as operating leases, are recognized on a straight-line basis over the related term. Cost recoveries from tenants are included in rental income in the period the related costs are accrued.

G REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

3.  REAL ESTATE ASSETS

The Company’s real estate assets consist of one operating property at September 30, 2002 summarized as follows:

	Percentage Ownership	Land	Buildings and Improvements	Total

5508 Highway 290 West Office, Austin, TX	100.0%	$1,533,750	$8,691,250	$10,225,000
Less: accumulated depreciation and amortization		—	(16,297)	(16,297)

		$1,533,750	$8,674,953	$10,208,703

4.  NOTE PAYABLE

In connection with the acquisition of the 5508 Highway 290 West Office Complex, which consists of two three-story buildings located in Austin, Texas, in September 2002, the Company borrowed $6,700,000 from an unaffiliated lender under a first mortgage loan bearing interest at a variable interest rate of 400 basis points over LIBOR (1.82% at September 30, 2002). The Company is required to make interest-only payments until the due date of September 1, 2003, at which time the loan will have to be paid in full or refinanced.

5.  SHAREHOLDERS’ EQUITY

As of September 30, 2002, the Company had sold approximately 707,072 shares of its common stock (Shares) for aggregate gross proceeds before offering costs and selling commissions of approximately $7,043,606.  Of these amounts, approximately 22,100 shares or $200,005 of the Company’s common stock were sold to the Advisor, and approximately 9,595 shares or $86,836 of the Company’s common stock were sold to other affiliated parties, including 356 shares or $3,221 sold under the Company’s DRIP, for a price of $9.05 per share as disclosed in the Registration Statement.

In connection with the Offering, the Company incurred approximately $1,010,393 of costs related to the issuance and distribution of Shares through the quarter ended September 30, 2002.  Such amount includes a total of approximately $107,000 paid to the Dealer Manager of the Offering (NNN Capital Corporation, which is wholly owned by the Company’s CEO), and is principally comprised of selling commissions, and investor marketing and due diligence costs.

The Company has established an annual dividend rate and has committed to paying monthly dividends at an annual rate of 7 % to the extent of lawfully available funds.  Accordingly, beginning September 1, 2002, the Company made an initial distribution of $6,116 to shareholders of record as of August 31, 2002.  As of September 30, 2002, the Company had declared total distributions of $28,647.

6.  DIVIDEND REINVESTMENT PROGRAM

Effective with the Offering, the Company adopted the DRIP that allowed Company shareholders to purchase up to 1 million shares of common stock through reinvestment of dividends, subject to certain conditions.  The Company registered and reserved 1,000,000 shares for distribution pursuant to the DRIP.

During the quarter ended September 30, 2002, the Company issued 356 Shares of common stock under the Company’s DRIP.

G REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

7.  ADVISORY AGREEMENT AND RELATED PARTY TRANSACTIONS

Advisory Agreement

Under the terms of the Advisory Agreement, the Advisor has responsibility for the day-to-day operations of the Company; administers the Company’s accounting and bookkeeping functions; serves as a consultant in connection with policy decisions to be made by the Company’s  Board of Directors; manages the Company’s property; and renders other services deemed appropriate by the Company’s Board of Directors. The Advisor bears the expenses incurred for the performance of its services and is entitled to reimbursement subject to certain limitations. Fees and costs reimbursed to the Advisor cannot exceed the greater of 2% of average invested assets or 25% of net income for the previous fourth quarters, as defined, unless such expenses have been approved by a majority of the independent directors, and subsequently disclosed to the shareholders. During the quarter ended September 30, 2002, there were no reimbursements to the Advisor for costs and expenses relating to the Advisory Agreement.

Organizational and Offering Expenses

The Company’s Advisor and affiliated entities have incurred offering costs and certain expenses on the Company’s behalf.  Pursuant to a written agreement, such entities accepted responsibility for such costs and expenses until the Company’s Registration Statement was declared effective by the SEC. However, the Company’s obligation for such costs and expenses will not exceed 15% of the total proceeds raised in the Offering, as more fully disclosed in the Company’s Registration Statement.

At September 30, 2002, total organizational and offering expenses incurred by the Advisor and affiliates totaled $1,478,639, of which $1,010,393 are to be borne by the Company, pursuant to the limitation described above. The amounts borne by the Company have been reflected as a reduction of additional paid in capital. The remaining $468,246 of organizational and offering expenses have been reimbursed to the Advisor and are recorded as a receivable reflected as a reduction of Shareholders’ Equity at September 30, 2002.  As of November 11, 2002, based on gross Offering proceeds raised through that date, the amounts reimbursed to the Advisor are not in excess of this limitation.

Real Estate Commission

In connection with the purchase of the 5508 Highway 290 West Office Complex, the purchase price included a real estate sales commission which was paid to Triple Net Properties Realty, Inc., an affiliate of the Advisor, totaling $300,000 or approximately 3% of the purchase price.

Property Management Fees

The Company pays Triple Net Properties Realty, Inc., an affiliate of the Advisor, a property management fee equal to 5% of the gross income from the property.  This fee is to be paid monthly beginning October 1, 2002.

Incentive Distributions

The Advisor owns non-voting incentive performance units in the Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s shareholders have received an 8% annual return on their invested capital. No incentive distributions were made to the Advisor for the quarter ended September 30, 2002.

8.  STOCK OPTION PLANS

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

G REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

8.  STOCK OPTION PLANS - Continued

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

9.  COMMITMENTS AND CONTINGENCIES

On August 14, 2002, the Advisor entered into a contract on the Company’s behalf with an unaffiliated third-party for the acquisition of Two Corporate Plaza, which consists of an eight-story Class A office building with approximately 137,731 square feet and an attached one-story retail strip shopping center with approximately 23,600 square feet located in Houston, Texas. The property is approximately 97% leased, with approximately 55% of the office building space being leased by government affiliated tenants, including the Federal Aviation Administration and Lockheed Martin Corporation. The purchase price for the property is $13,580,000. The seller will pay Triple Net Properties Realty, Inc., an affiliate of the Advisor, a commission of $380,000 at settlement for arranging the purchase. Closing of this acquisition is anticipated during the fourth quarter of 2002. The Company has a deposit of $291,987 related to this potential acquisition.  Under certain circumstances, such deposits may be nonrefundable.

In addition, the Company has real estate deposits outstanding and are currently considering several other potential property acquisitions. The decision to acquire one or more of these properties will generally depend upon:

•	receipt of a satisfactory environmental survey and property appraisal for each property;
•	no material adverse change occurring in the properties, the tenants or in the local economic conditions; and
•	receipt of sufficient financing, either through the net proceeds from this offering or satisfactory debt financing.

There can be no assurance that any or all of the conditions will be satisfied.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, is effective for fiscal years beginning after December 15, 2001 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation.  The adoption of SFAS No. 144 did not significantly effect the accompanying 2002 financial statements and is not presently expected to have a significant impact on the Company’s future financial statements.

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

G REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

10.  RECENT ACCOUNTING PRONOUNCEMENTS - Continued

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

In October 2002, the FASB issued Statement on Financial Accounting Standards No. 147 (“SFAS 147”), “Acquisitions of Certain Financial Institutions.”  SFAS 147 addresses acquisitions of financial institutions and intangible assets associated with financial institutions.  The provisions of SFAS 147 call for acquisitions of financial institutions to be accounted for in accordance with SFAS 141 and 142 and intangible assets associated with financial institutions to be accounted for in accordance with SFAS 144.  SFAS 147 is effective for such activities as October 1, 2002.  The Company does not expect SFAS 147 to have a material impact on its financial statements

11.  SUBSEQUENT EVENTS

Effective October 17, 2002, the Company’s Board of Directors lowered the limitation on offering and organizational expenses to be borne by the Company from 15% to 14% of total proceeds raised in the Offering.

G REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Overview and Background

          G REIT, Inc. (the “Company”), was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. If the Company meets the qualification requirements, it intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes for its first full tax year. The Company was incorporated to raise capital and acquire ownership interests in office, industrial, retail and service real estate properties, a number of which will have a government-tenant orientation.  As of September 30, 2002, the Company has acquired one office property.

          The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company.  The Advisory Agreement between the Company and the Advisor has a one year term, and is subject to successive renewals. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor.

          The following discussion should be read in conjunction with the financial statements and notes thereto of the Company appearing elsewhere in this report. The Company’s Registration Statement was declared effective on July 22, 2002. Additionally, the Company completed its first property acquisition in the quarter ended September 30, 2002 and accordingly, commenced its planned principal operations.

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

Public Offering of Equity Securities/Use of Proceeds

          Pursuant to a Registration Statement on Form S-11/A under the Securities Act of 1933, as amended (the “Registration Statement”), the Company offered for sale to the public on a “best efforts” basis a minimum of 100,000 and a maximum of 20,000,000 shares of its common stock at a price of $10 per share (the “Offering”) and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan under which its shareholders may elect to have dividends reinvested in additional shares at $9.05 per share. The Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) on July 22, 2002. As discussed in the Registration Statement, the Company plans to principally use the net Offering proceeds from the sale of shares to acquire ownership interests in real estate properties. The Company intends to finance property acquisitions with a combination of net Offering proceeds and debt secured by the acquired properties.

          As of September 30, 2002, the Company had sold approximately 707,072 shares of its common stock (“Shares”) for aggregate gross proceeds before offering costs and selling commissions of approximately $7,043,606.  Of these amounts, approximately 22,100 shares or $200,005 of the Company’s common stock were sold to the Advisor, and approximately 9,595 shares or $86,836 of the Company’s common stock were sold to other affiliated parties, including 356 shares or $3,221 sold under the Company’s Dividend Reinvestment Plan (the “DRIP”), for a price of $9.05 per share as disclosed in the Registration Statement.

          In connection with the Offering, the Company incurred approximately $1,010,393 of costs related to the issuance and distribution of Shares through the quarter ended September 30, 2002.  The Company anticipates  that in the next quarter that it will be obligated to bear an additional $468,246 of offering and organizational costs which were borne by the Advisor and affiliates until the Company became viable and its  Registration Statement declared effective.

G REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Risks Factors

          Investment in the Company’s common stock involves a high degree of risk. The risk factors that should be considered when making an investment in the Company’s common stock include, but are not limited to, those described in the following paragraphs and more fully described in the Company’s Registration Statement.

          There are a number of risks associated with the Offering, including but not limited to, reliance on the Advisor, potential conflicts of interest and investment in a development stage enterprise. There will be no market for the Company’s common stock and an investor may not be able to sell its investment. The Company is totally reliant on its Advisor, which is an affiliate of several of the Company’s officers and directors, to manage its business and assets. Officers and directors of the Company will be subject to substantial conflicts of interest. The Company may incur substantial debt, which could hinder its ability to pay dividends to its shareholders. If the Company raises substantially less than the maximum offering amount, it will not be able to invest in a diverse portfolio of properties and the value of the shares will fluctuate with the performance of specific properties.

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

Results of Operations

          The Company commenced its planned principal operations in the third quarter of 2002 when its Registration Statement was declared effective by the SEC and it completed its first property acquisition.  During the quarter ended September 30, 2002, the Company purchased the 5508 Highway 290 West Office Complex (see Acquisitions below and Notes 3 and 4 to the Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q).   Because the Company did not commence operations until the third quarter of 2002, comparative financial data is not presented for the prior fiscal year.

Three Months Ended and Nine Months Ended September 30, 2002

          The Company’s Registration Statement was declared effective by the SEC on July 22, 2002 and  commenced its planned principal operations in September 2002 when it acquired its first real estate property, the 5508 Highway 290 West Office Complex.

          Gross revenues of the Company of $86,742 for the three months ended September 30, 2002, represented rental income generated from its property acquisition and interest income earned on the Offering proceeds held by the Company as funds available for investment.  Expenses of the Company were $138,214 for the three-months ended September 30, 2002, and consisted primarily of rental property expenses of $19,684, interest and other related costs (including amortization of loan costs) of $43,610 associated with the first mortgage obtained upon the acquisition of the property, real estate depreciation totaling $16,297 and general and administrative expenses inclusive of acquisition, legal and organizational expenses totaling $58,623.

G REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

Capital Resources

          At September 30, 2002, the Company had $1,533,840 of cash to meet its immediate short-term liquidity requirements.  Management expects that future short-term liquidity requirements will be financed by net cash flow from operations and existing working capital. Operating cash flows are expected to increase as additional properties are added to the Company’s portfolio.  Cash and cash equivalents increased since December 31, 2001 principally as a result of the increase in net proceeds from the Company’s Offering.

          The Company anticipates that adequate cash will be generated from operations to fund its operating and administrative expenses, continuing debt service obligations, and the payment of dividends in the foreseeable future.

          The Company expects to meet the qualification requirements to elect treatment as a real estate investment trust (“REIT”) for federal income tax purposes after its first full tax year.  In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its shareholders of at least 90% of taxable income. The Company expects to use its cash flow from operating activities for distributions to shareholders and for payment of other expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments.

          Cash dividends for the three months ended September 30, 2002 totaled $6,116 and were paid beginning September 1, 2002. The Company currently pays cash dividends monthly at an annual rate of 7.00% or $.70 per share. As of September 30, 2002, the Company had accrued total distributions of $28,647. Dividends are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to meet REIT status under the Internal Revenue Code of 1986, as amended, and other factors the Board of Directors may deem relevant.

Cash Flows From Operating Activities

          Net cash provided by operating activities was $649,956.  Management expects cash flows from operating activities to increase due to the acquisition of additional properties.   Management is currently considering other potential property acquisitions.  The decision to acquire one or more of these properties will generally depend upon (i) receipt of a satisfactory environmental survey and property appraisal, (ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing.  There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will purchase any additional properties.

Cash Flows Used In Investing Activities

          Net cash used in investing activities amounted to $10,786,716 relating to the acquisition of the operating property in September 2002 and real estate deposits on other potential property acquisitions. The Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties purchased are necessary and/or desirable.

Cash Flows From Financing Activities

          Cash provided by financing activities amounted to $11,670,500 for the three months ended September 30, 2002. The primary reason for the increase was $6,033,213 raised through the Company’s Offering (net of offering costs) during the three-months ended September 30, 2002 and the $6,700,000 first mortgage loan obtained upon the acquisition of the 5508 Highway 290 West Office Complex in September 2002.   Partially offsetting these amounts was $6,116 in dividends paid to shareholders September 1, 2002, the reimbursement of offering expenses to the Advisor and affiliates and the payment of deferred financing costs totaling $588,851 related to the mortgage loan obtained upon the property acquisition.  For the three-months ended September 30, 2002, the Company incurred Offering costs including selling commissions, investor marketing and due diligence costs and organizational and other offering expenses totaling $1,010,393. The Company anticipates that in the next quarter that it will absorb an additional $468,246 of offering and organizational costs which were borne by the Advisor and affiliates until the Company became viable and its Registration Statement declared effective.

          The Advisor has agreed to reimburse the Company for all public offering expenses (including selling commissions, the marketing contribution and the due diligence expense allowance) which together exceed 15% of the gross Offering proceeds. Effective October 17, 2002, the Company’s Board of Directors lowered the limitation on offering and organizational expenses to be borne by the Company from 15% to 14% of total proceeds raised in the Offering.

          The Company intends to acquire additional properties and may seek to fund these acquisitions through utilization of the Company’s current cash balances and/or proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

G REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

          The Company’s ability to continue to finance its operations is subject to several uncertainties. Management believes that in the event that cash flow generated from operations is not sufficient to meet the Company’s requirements, the Company can secure a line of credit to finance any temporary cash flow deficits. Additionally, the Company’s cash position of $1,533,840 at September 30, 2002 could be used to compensate for any temporary cash flow deficits.  In general, the Company’s ability to obtain mortgage loans on income producing property is dependent upon the Company’s ability to attract and retain tenants and the economic and business environments of the various markets in which the Company’s properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property.  The Company’s ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

Acquisitions

          On September 13, 2002, through the Company’s wholly owned subsidiary, GREIT—5508 Highway 290 West, LP, a Texas limited partnership, the Company acquired the 5508 Highway 290 West Complex. The seller was not an affiliate of the Company or the Advisor. The total purchase price of the property was $10,225,000 (as amended) . The purchase was financed by Greenwich Capital Financial Products, Inc. which provided a $6,700,000 first mortgage loan with an interest rate at 400 basis points over LIBOR. We are required to make interest-only payments until the due date of September 1, 2003, at which time the loan will have to be paid in full or refinanced.

          The property is located in southwest Austin, Texas on U.S. Highway 290 west of the intersection of Loop 1. There is new development activity in the immediate neighborhood, including hotel, office and retail centers on the nearby Southwest Parkway. Prestigious residential areas, including Barton Hills, Westlake Hills, Lost Creek and Barton Creek are within three miles of the property. Austin’s Bergstrom International Airport is accessible via Highway 290.

          Built in 2001, the property consists of two three-story office buildings - a main building and a back building of approximately 61,800 and 13,000 square feet, respectively, for a total of approximately 74,800 square feet on 6.5 acres. The property has approximately 332 parking spaces and is approximately 99% leased to primarily national, regional and local credit tenants, including the Office of the Attorney General of the State of Texas, SAM, Inc. (formerly Survey and Mapping, Inc.), Brooks Automation, Air Products and Chemicals, Inc., and SunGard Energy System. No leases expire during the next twelve-months. Government entities and contractors doing business with Federal, state and local government agencies occupy approximately 23% of the property. With the exception of one lease, all of the leases are on a net basis, with the tenants paying a full pro-rata share of all reimbursable expenses. The remaining tenant has a full service lease. Leases representing approximately 68% of the rentable area will expire in 2006. As of August 30, 2002, a total of 74,089 square feet or 99% of the total rentable area was leased to 11 tenants.

          The number of other properties to be acquired depends upon management’s strategy in deploying the Company’s cash and the amount and nature of loan funds available to the Company.  Management is currently considering other potential property acquisitions.  The decision to acquire one or more of these properties will generally depend upon (i) receipt of a satisfactory environmental survey and property appraisal, (ii) an absence of any material adverse change relating to the property, its tenants, or local economic conditions, and (iii) adequate financing.  There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will purchase any additional properties.

Note Payable

          In connection with the acquisition of the 5508 Highway 290 West Office Complex, which consists of two three-story buildings located in Austin, Texas, in September 2002, the Company borrowed $6,700,000 from an unaffiliated lender under a first mortgage loan bearing interest at a variable interest rate of 400 basis points over LIBOR (1.82% at September 30, 2002). The Company is required to make interest-only payments until the due date of September 1, 2003, at which time the loan will have to be paid in full or refinanced.

Commitments and Contingencies

          On August 14, 2002, the Advisor entered into a contract on our behalf with an unaffiliated third-party for the acquisition of Two Corporate Plaza, which consists of an eight-story Class A office building with approximately 137,731 square feet and an attached one-story retail strip shopping center with approximately 23,600 square feet located in Houston, Texas. The property is approximately 97% leased, with approximately 55% of the office building space being leased by government affiliated tenants, including the Federal Aviation Administration and Lockheed Martin Corporation. The purchase price for the property is $13,580,000. The seller will pay Triple Net Properties Realty, Inc., an affiliate of the Advisor, a commission of $380,000 at settlement for arranging the purchase. Closing of this acquisition is anticipated during the fourth quarter of 2002. The Company has a deposit of $291,987 related to this potential acquisition.  Under certain circumstances, such deposits may be nonrefundable.

G REIT, INC.
MANAGEMENT DISCUSSION AND ANALYSIS

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued

          In addition, we have real estate deposits outstanding on three other properties which we are currently considering. Our decision to acquire one or more of these properties will generally depend upon:

•	our receipt of a satisfactory environmental survey and property appraisal for each property;
•	no material adverse change occurring in the properties, the tenants or in the local economic conditions; and
•	our receipt of sufficient financing, either through the net proceeds from this offering or satisfactory debt financing.

          There can be no assurance that any or all of the conditions will be satisfied.

Funds From Operations.

          Due to the unique operating characteristics of certain real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a standard known as funds from operations (“FFO”) which it believes more accurately reflects the operating performance of a REIT.  As defined by NAREIT, FFO equals net income or loss determined in accordance with accounting principles generally accepted in the United States (“GAAP”) less extraordinary, unusual and non-recurring items, excluding gains/losses from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.

          The Company computes FFO in accordance with the April 2002 “White Paper on Funds From Operations,” and  “National Policy Bulletin” published by NAREIT.  The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as contrasted with net income/loss determined on a GAAP basis that gives effect to non-cash items such as depreciation.  However, FFO is not intended to be an alternative to net income or loss as an indicator of the Company’s performance, nor to cash flow provided by/used in operating activities (based on GAAP) as a measure of liquidity.  In addition, FFO is not necessarily indicative of cash available to pay distributions or finance other operating requirements.  Since the aforementioned NAREIT publications only provide general guidelines for computing FFO, the computation thereof may vary from one REIT to another because capitalization and expense accounting policies may differ from entity to entity.

Funds from Operations for the three and nine-months ended September 30, 2002 is summarized below:

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Net loss	$(51,472)	—	$(51,472)	—
Add:
Depreciation	16,297	—	16,297	—

Funds from operations	$(35,175)	—	$(35,175)	—

Wtd avg common shares outstanding – fully diluted	80,854	—	239,907	—

          As stated in its April 5, 2002 National Policy Bulletin (the “Bulletin”), NAREIT believes that since SFAS No. 144 does not change bottom-line net income, it should not change “bottom-line FFO.”  Thus, the Bulletin states that relevant financial items from income-producing properties whether currently in use, held for sale, sold or otherwise transferred should be included in FFO for both current and prior periods.

          The Company’s FFO reporting complies with NAREIT’s policy described in the preceding paragraph.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity, fund capital expenditures, and finance expansion of the Company’s operations and real estate portfolio. In managing the Company’s interest rate risk, management’s objectives are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs.  To achieve these objectives, the Company borrows primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates.  In the future, the Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a given financial instrument.  The Company does not enter into derivative or interest rate transactions for speculative purposes.

The table below presents the principal amounts and weighted average interest rates of fixed and variable interest rate debt by year of scheduled maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	As of September 30, 2002

	2002	2003	2004	2005	2006	Thereafter

Fixed rate debt	—	—	—	—	—	—
Average interest rate on maturing debt	—	—	—	—	—	—
Variable rate debt	—	$6,700,000	—	—	—	—
Average interest rate on maturing debt	5.82%	5.82%	—	—	—	—

Item 4.   CONTROLS AND PROCEDURES.

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures during the month of September 2002.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

Part II

Other Information

Item 1.           Legal Proceedings.

None.

Item 2.           Changes in Securities and Use of Proceeds.

None.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Shareholders.

None.

Item 5.           Other Information.

None.

Item 6.           Exhibits and Reports on Form 8-K.

(a) The following Exhibits are filed as part of this report:

No.	Description
3.1	Articles of Incorporation of the Company
3.2	Bylaws of the Company
3.3	Amended and Restated Articles of Incorporation of the Company
3.4	Amended and Restated Bylaws of the Company
3.5	Second Amended and Restated Articles of Incorporation of the Company
3.6	Third Amended and Restated Articles of Incorporation of the Company
4.1	Form of Company Common Stock Certificate
10.1	Form of Agreement of Limited Partnership of G REIT, L.P.
10.2	Dividend Reinvestment Plan
10.3	Stock Repurchase Plan
10.4	Independent Director Stock Option Plan
10.5	Officer and Employee Stock Option Plan
10.6	Advisory Agreement between the Company and Triple Net Properties, LLC
10.7	Escrow Agreement
10.8	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. and Triple Net Properties, LLC, as assigned to GREIT-5508 Highway 290 West, LP
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(b) On September 30, 2002, the Company filed a Current Report on Form 8-K dated September 13, 2002 describing the Company’s purchase of the 5508 Highway 290 West Complex in Austin, Texas. No financial statements were filed as part of this report.

        On August 28, 2002, the Company filed a Current Report on Form 8-K dated August 22, 2002 to report a change in the Company’s independent accountants.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DATE: November 14, 2002

G REIT, INC.
(Registrant)

By: /s/ ANTHONY W. THOMPSON

Anthony W. Thompson President and Chief Executive Officer

By: /s/ WILLIAM C. DANIEL

William C. Daniel Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TOSECTION

302 OF THE SARBANES-OXLEY ACT OF 2002

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

3.  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ ANTHONY W. THOMPSON

Anthony W. Thompson Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TOSECTION

302 OF THE SARBANES-OXLEY ACT OF 2002

I, William C. Daniel, certifty that:

1.  I have reviewed this quarterly report on Form 10-Q of G REIT, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ WILLIAM C. DANIEL

William C. Daniel Chief Financial Officer

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

3.6	Third Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on July 3, 2002 (File No. 333-76498) and incorporated herein by reference).

4.1	Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.2	Dividend Reinvestment Plan (included as Exhibit C to the Company’s Prospectus, a part of Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.3	Stock Repurchase Plan (included as Exhibit D to the Company’s Prospectus, a part of Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.6	Advisory Agreement between the Company and Triple Net Properties, LLC (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.7	Escrow Agreement (included as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by reference).

10.8	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. and Triple Net Properties, LLC, as assigned to GREIT-5508 Highway 290 West, LP (included as Exhibit 10.8 to the Form 8-K filed by the Company on September 30, 2002 and incorporated herein by reference).

99.1	Certification of Chief Executive Officer (included herewith).

99.2	Certification of Chief Financial Officer (included herewith).