Form 10-K
period 2002-12-31
G REIT INC
filed 2003-03-31
CIK 1164246

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 333-76498

G REIT, Inc.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	52-2362509 (I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 650

Santa Ana, California 92705

(Address of principal executive offices)

(877) 888-7348

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of class:	Title of class:
None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of March 18, 2003, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $36,935,750 (based on the price for which each share was sold).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes    ☐    No  ☒

As of March 18, 2003, there were approximately 3,736,038 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.

(A Virginia Corporation)

PART I

Item 1.    BUSINESS

General

G REIT, Inc. (the “Company”) was formed as a Virginia corporation on December 18, 2001. On July 22, 2002, the Company commenced a public offering (the “Offering”) on a best efforts basis of up to 20,000,000 shares of common stock at $10.00 per share, subject to discounts in certain cases, and up to 1,000,000 shares through the Company’s Dividend Reinvestment Plan (“DRIP”), pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. As of December 31, 2002, the Company had issued 2,158,417 shares of common stock, including 22,100 shares to Triple Net Properties, LLC, (the “Advisor”), an affiliate of the Company, 16,025 shares to other affiliated parties, and 6,833 shares under the DRIP, resulting in gross proceeds before offering costs and selling commissions of approximately $21,540,539. The Company will sell shares until the earlier of July 22, 2004 or the date on which the maximum offering has been sold. Management anticipates that 87.5% of the offering proceeds will be used to acquire real estate and the balance will be used to pay various fees and expenses.

Description of Business

The Company, which is qualified and has elected to be taxed as a real estate investment trust (“REIT”), was organized to acquire and manage a diversified real estate portfolio composed of office, industrial and service properties located throughout the United States with a primary focus on properties that have a government orientation as a result of substantial space being leased to government tenants. For this purpose, government tenants include the United States federal government and governmental authorities, state, local and other governments and governmental authorities, quasi-governmental authorities, government contractors and service providers, parties who provide service to the public or others in connection with government programs, government licensees and certain tax-exempt organizations.

The Company is the sole general partner and 100% owner (other than the incentive limited partnership interest owned by the Advisor) of G REIT, L.P., a Virginia limited partnership (the “Operating Partnership”), which was organized for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties on behalf of the Company.

The Advisor has been retained to manage, for a fee, the Company’s day-to-day operations, subject to the supervision of the Company’s Board of Directors. The Advisor has engaged affiliated entities, including Triple Net Properties Realty, Inc., (“Realty”) a real estate brokerage and management company, to provide various services for the properties. The Advisor and its affiliated property manager were formed in 1998 to serve as asset and property manager for real estate investment trusts, syndicated real estate limited partnerships, limited liability companies and similar real estate entities.

As of December 31, 2002, the Company owned 100% fee simple interests in two properties aggregating a total gross leasable area (“GLA”) of approximately 236,170 square feet. One property, consisting of two office buildings in Austin, Texas, contains approximately 74,839 square feet. The second property, consisting of an office building and parking garage in Clear Lake, Texas, contains approximately 161,331 square feet. Tenants with a government orientation occupied 38% of the total GLA of these properties on a combined basis. As of December 31, 2002, approximately 96% of the total GLA in the Company’s properties was leased.

The Company’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 650, Santa Ana, California 92705 and its telephone number is (877) 888-7348.

Investment Objectives

The Company invests in properties that satisfy the primary objectives of providing (1) cash dividends to shareholders and (2) capital appreciation. Since a significant factor in the valuation of income-producing real estate is cash flow, management anticipates that the majority of properties purchased will meet both investment objectives by generating sufficient cash flow to pay current and future dividends while exhibiting the potential to increase in value at a rate greater than the general inflation rate of the U.S. economy. To the extent feasible, the Company strives to invest in a diversified portfolio of properties, in terms of geography, type of property and types of tenants, that will satisfy its investment objectives; however, there can be no assurance that these investment objectives will be met.

Acquisition Strategies

The Company’s primary acquisition strategy is to acquire and manage, through entities owned or controlled directly or indirectly by the Company, office, industrial and service properties that have a government orientation as a result of substantial space being leased to government tenants. In general, the Company defines government tenants to include:

•	U.S. federal government departments and agencies;

•	state, local and other government departments and agencies;

•	quasi-governmental agencies;

•	government contractors and service providers;

•	governmental licensees; and

•	health care, medical insurance, grant research and similar companies.

The Company primarily acquires fee simple interests in real properties but also may acquire undivided tenant in common interests in real properties and real properties subject to long-term ground leases. In connection with the purchase of undivided tenant in common interests in real properties, the Company may purchase tenant in common interests in properties where the other tenants in common are participating in tax-free exchanges arranged by the Advisor. Such transactions will earn the Advisor or its affiliates commissions on the tax-free exchanges and may impact the extent to which the Company participates in such acquisitions. Other methods of acquiring a property may be used when advantageous. For example, the Company may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity that in turn owns a real property. It may also use wholly owned subsidiaries of the Operating Partnership to acquire properties. Such wholly owned subsidiaries will be formed solely for the purpose of acquiring and/or financing a property or properties.

The Company typically acquires properties with cash and mortgage or other debt but may acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for such property in cash or in units of limited partnership interest in the Operating Partnership. With properties purchased on an all-cash basis, the Company may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. The proceeds from such loans will primarily be used to acquire additional properties in support of the Company’s investment objectives. Management does not intend to incur indebtedness in excess of 70% of the aggregate fair market value of all the Company’s properties and a maximum of 80% of the fair market value of any one property, as determined at the end of each calendar year. Fair market value is determined each year by an internal or independent certified appraiser and in a similar manner as the fair market determination at the time of purchase.

Although the Company’s geographic area of operations is not limited, management intends that a significant portion of the Company’s properties will be in the District of Columbia and the following focus states: California, Colorado, Florida, Illinois, Maryland, Nevada, Texas, Virginia and Washington. Properties may be

located in or near the U.S. capital and state capitals, near military bases and other federal, state or local government, agency or authority installations or centers of government. The Company has the right to modify the Company’s focus states from time-to-time based on a determination of what is in the best interests of the Company.

In general, the Company purchases properties that are at least 75% leased on the date of acquisition. Management expects that most of the Company’s governmental leases will be shorter-term “gross” leases that may permit tenants to terminate under certain circumstances, including, for example, failure to obtain appropriations or termination or non-renewal of a material contract. “Gross” leases typically require that the landlord pay all or a majority of the operating expenses, including real estate taxes, special assessments, utilities, insurance and building repairs related to the property. Management also expects that most of the Company’s non-governmental leases will be “net” leases with terms of 5 years or more, usually providing for a base minimum annual rent with periodic increases. “Net” leases typically require that tenants pay all or a majority of the operating expenses, including real estate taxes, special assessments, utilities, insurance and building repairs related to the property, in addition to lease payments.

In acquiring a property, the Company may enter into arrangements with the seller of a property in support of minimum cash flow requirements from the property, obtain an option on a property or commit to purchase a property subject to completion of remodeling or construction.

To assist the Company, the Advisor and its affiliates may purchase properties in their own name, assume loans in connection with the purchase of properties and temporarily hold title to such properties for the purpose of facilitating the acquisition of such property, borrowing money or obtaining financing, completing construction of the property or for any other purpose related to the Company’s business. The Company may also acquire properties from the Advisor, affiliates of the Advisor and entities advised or managed by the Advisor. Such acquisitions must be approved by a majority of the Company’s directors, including a majority of the Company’s independent directors, and supported by an independent appraisal prepared by an appraiser who is a member in good standing of the American Institute of Real Estate Appraisers or similar national organization selected by the independent directors.

Acquisition Standards

The Advisor will have substantial discretion with respect to the selection of specific properties. Based on the Advisor’s prior real estate experience, the Company believes the Advisor has the ability to identify quality properties capable of meeting its investment objectives. In evaluating potential acquisitions, the primary factor considered is the property’s current and projected cash flow.

The Company, however, also considers a number of other factors, including a property’s:

•	geographic location and type;

•	construction quality and condition;

•	potential for capital appreciation;

•	ability of tenants to pay scheduled rent;

•	lease terms and rent roll, including the potential for rent increases;

•	potential for economic growth in the tax and regulatory environment of the community in which the property is located;

•	potential for expanding the physical layout of the property;

•	occupancy and demand by tenants for properties of a similar type in the same geographic vicinity;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	competition from existing properties and the potential for the construction of new properties in the area; and

•	treatment under applicable federal, state and local tax and other laws and regulations.

Management does not typically complete the purchase of any property unless and until it obtains a Phase I environmental review for each property purchased and is generally satisfied with the environmental status of the property.

Operating Strategies

The Company’s primary operating strategy is to acquire properties with a government orientation that meet its acquisition standards and then to enhance the performance and value of those properties through strategies designed to address the needs of current and prospective tenants. The Company’s management strategies include:

•	aggressively leasing available space through targeted marketing augmented, where possible, by the Advisor’s local asset and property management offices;

•	re-positioning properties, for example, shifting from single to multi-tenant use in order to maximize desirability and utility for prospective tenants;

•	controlling operating expenses by centralization of asset and property management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns; and

•	financing acquisitions and refinancing properties when favorable terms are available to increase cash flow.

Developments During the 2002 Fiscal Year

During 2002, the Company purchased real estate worth approximately $23,830,000 consisting of approximately $6,970,000 in cash paid and $16,860,000 in notes payable for the acquisition of the Austin and Clear Lake, Texas properties. The aggregate total GLA of these properties was approximately 236,131 square feet.

See Item 2 “Properties” and Item 7 “Management’s Discussions and Analysis of Financial Condition and Results of Operations—Acquisitions in 2002” for a more detailed description of the properties purchased by the Company during 2002.

Tax Status

The Company is qualified and has elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code (the “Code”). So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

Competition

In seeking new investment opportunities, the Company competes with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, other real estate investment trusts, private individuals and other domestic real estate companies, many of which have greater financial and other resources than the Company. With respect to properties presently owned or to be owned by the Company, the Company competes with other owners of like properties for tenants.

Government Regulations

Many laws and governmental regulations are applicable to the Company’s properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with the Americans with Disabilities Act.    Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations must meet federal requirements for access and use by disabled persons. Although the Company believes that it is in substantial compliance with present requirements of the ADA, none of the Company’s properties have been audited, nor have investigations of its properties been conducted to determine compliance. The Company may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to the Company’s properties or restrict the Company’s ability to renovate the properties. Management cannot predict the cost of compliance with the ADA or other legislation. If the Company incurs substantial costs to comply with the ADA or any other legislation, its financial condition, results of operations, cash flow and ability to satisfy its debt service obligations and pay distributions could be adversely affected.

Costs of Government Environmental Regulation and Private Litigation.    Environmental laws and regulations hold the Company liable for the costs of removal or remediation of certain hazardous or toxic substances on its properties. These laws could impose liability without regard to whether the Company is responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of its properties, the Company may be considered to have arranged for the disposal or treatment of hazardous or toxic substances.

Use of Hazardous Substances by Some of Our Tenants.    Some of the Company’s tenants routinely handle hazardous substances and wastes on its properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially the Company, to liability resulting from such activities. The Company requires its tenants, in their leases, to comply with these environmental laws and regulations and to indemnify the Company for any related liabilities. Management does not believe that these activities by the Company’s tenants will have any material adverse effect on the Company’s operations. Furthermore, management is unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the Company’s properties.

Other Federal, State and Local Regulations.    The Company’s properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If the Company fails to comply with these various requirements, it might incur governmental fines or private damage awards. Management believes that the Company’s properties are currently in material compliance with all of these regulatory requirements. However, management does not know whether existing requirements will change or whether future requirements will require the Company to make significant unanticipated expenditures that will adversely affect its ability to make distributions to its shareholders. Management believes, based in part on engineering reports which are generally obtained at the time the properties are acquired, that all of its properties comply in all material respects with current regulations. However, if the Company were required to make significant expenditures under applicable regulations, its financial condition, results of operations, cash flow and ability to satisfy its debt service obligations and to pay distributions could be adversely affected.

Business Risks

All real property investments are subject to some degree of risk. In purchasing properties, the Company is subject to risks generally incident to the ownership of real estate, including:

•	a concentration of tenants or a type of tenant within its real estate portfolio;

•	changes in supply of or demand for similar competing properties in an area, i.e., a concentration of regional economic exposure;

•	changes in interest rates and availability of permanent mortgage funds which may render the purchase or sale of a property difficult or unattractive (i.e., illiquidity);

•	changes in tax, real estate, environmental and zoning laws;

•	tenant turnover; and

•	general overbuilding or excess supply in the market area.

The Company is subject to these specific real estate-related risks and also to general business and economic risks including adverse changes in the U.S. economy and local markets. During 2002, for example, the Company operated in a generally weak U.S. economic environment.

The U.S. recession of 2001-2002 ended in January 2002, but the U.S. economy experienced only a sluggish recovery during the remainder of 2002 as geopolitical factors including an oil-related strike in Venezuela, political tension between North and South Korea, the continuing threat of terrorism and the possibility of war in Iraq restrained global economic activity. These international concerns combined with a U.S. dock strike to send oil prices above $33 a barrel and lower business and consumer confidence. As a result, economic news and data were mixed during the year. According to many analysts, the Christmas shopping season in the U.S. was the worst in more than 30 years, as rising unemployment and the declining stock market led to reduced consumer spending. The nation’s unemployment rate, for example, increased to 6.0% in December 2002, the highest level since 1994. In the real estate sector, industry analysts reported a U.S. year-end office vacancy rate of approximately 16%, the highest vacancy rate in a decade.

Some measures of the U.S. economy, however, improved during 2002. Non-farm productivity growth was 4.8% for the year, the highest rate of growth since 1950. Corporate profits generally rebounded, and low interest rates helped businesses and consumers reduce their debt burdens. In November, the Federal Reserve cut the federal funds rate 0.50% to a 42-year low of 1.25%, signaling the Federal Reserve’s intent to provide significant monetary stimulus. Inflation remained low, with the CPI increasing approximately 2.4% during 2002. By year-end, most popular commercial mortgage rate indices were near historic lows with the U.S. prime rate at 4.25%, the 30-day London Interbank Rate (“LIBOR”) at approximately 1.38% and the 10-year U.S. Treasury rate at approximately 3.92%.

The Company did not experience any significant adverse impact on its operations as a result of the sluggish recovery of the U.S economy in 2002. Any of the risk factors noted above, however, including the current geopolitical risks represented by political tension between North and South Korea, additional terrorist activity and the war in Iraq, have the potential to produce another downturn in the U.S. economy which could have a negative impact on the Company’s operations. Management believes that during 2003 both the impact of the current sluggish U.S. economic recovery and any recurrence of a recession in the U.S. economy on the Company’s operations will be mitigated by the large proportion of the Company’s tenants that (1) are government oriented tenants not subject to the effects of an economic downturn and (2) are financially strong national tenants able to withstand economic adversity.

The following table presents the Company’s risk due to concentration of tenants, ordered by annualized base rental income:

Tenant	GLA Occupied by Tenant (Sq Ft)	% of Total Company GLA	Annualized Base Rental Income From Tenant	% of Annualized Total Base Rental Income
Lockheed Engineering	57,446	24%	$1,005,305	27%
FAA	17,958	8	323,244	9
Akzo Chemical	16,390	7	299,937	8
Air Products and Chemicals, Inc	18,247	8	281,004	7

Total	110,041	47%	$1,909,490	51%

As of December 31, 2002, the four largest tenants in the Company’s two properties occupied approximately 47% of the Company’s GLA and accounted for approximately 51% of annualized total base rental income. Furthermore, as of December 31, 2002, the Company was subject to risk from one tenant, Lockheed Engineering, which occupied approximately 24% of the Company’s total GLA and accounted for approximately 27% of annualized total base rental income. Adverse financial results for Lockheed Engineering could materially impact the Company’s operations. In addition, one type of tenant, chemical companies, occupied approximately 15% of the Company’s GLA and accounted for approximately 15% of annualized total base rental income. Business conditions specific to the chemical industry (e.g., negative changes in raw product prices and finished product demand, mergers, acquisitions or increased competition) could have an adverse impact on the Company’s operations.

The Company is subject to a concentration of regional economic exposure as 100% of the Company’s total GLA of 236,170 square feet is located in the State of Texas. Regional economic downturns in this state could adversely impact the Company’s operations.

The loss of the tenants mentioned above or their inability to pay rent could have a material adverse effect on the Company’s business. Subsequent to December 31, 2002, the Company purchased additional properties and interests in properties which reduced its risk exposure to tenant and regional concentrations; however, during periods of rapid growth in its real estate portfolio, the Company may temporarily experience increased risk exposure due to tenant and regional concentrations. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” for more information.

The Company’s investments in its properties are relatively illiquid which limits its ability to sell properties quickly in response to changes in economic or other conditions. In addition, the Code generally imposes a 100% prohibited transaction tax on profits the Company derives from sales of properties held primarily for sale to customers in the ordinary course of business, which could affect the Company’s ability to sell properties. These restrictions on the Company’s ability to sell its properties could have an adverse effect on its financial position.

In addition to the above risks, the Company is subject to risks related to conflicts between its interests and the interests of the Advisor and its affiliates. Many of the same persons who serve as the Company’s officers, directors and employees are also officers, directors and employees or owners of the Advisor and its affiliates. As such the Company’s officers and directors have conflicts of interest in managing the Company’s business and properties. Any existing or future agreements between the Company and the Advisor and its affiliates, including agreements relating to their compensation, were not and will not be reached through arm’s length negotiations. The Advisor also serves as an advisor to T REIT, Inc., which is engaged in businesses substantially similar to ours, and to a number of other entities and properties. These relationships result in further conflicts of interest between the Company and its officers and directors and the Company’s officers and directors who work for the Advisor. In particular, these conflicts of interest could (1) limit the time and services that the Company’s officers and directors and the Advisor devote to the Company, because they will be providing similar services to T REIT,

Inc. and other real estate entities and (2) impair the Company’s ability to compete for acquisition of properties with other real estate entities that are also advised by the Advisor and its affiliates.

Employees

As of December 31, 2002, the Company had 4 officers who are employees of the Advisor. See Item 10 “Directors and Executive Officers of the Registrant” for more information. The Company has no employees and substantially all work of the Company is performed by employees of the Advisor and its affiliates.

Financial Information About Industry Segments

The Company is in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of office, industrial and service properties. The Company internally evaluates all properties as one industry segment and accordingly does not report segment information.

Item 2.    PROPERTIES

As of December 31, 2002, the Company, through the Operating Partnership, had acquired 100% fee simple interests in two properties: a two-office building property in Austin, Texas, containing an aggregate GLA of approximately 74,839 square feet and an office building/parking structure in Clear Lake, Texas with a GLA of approximately 161,331 square feet (137,731 office building/23,600 retail).

The following table presents a summary of the Company’s properties as of December 31, 2002:

Property	GLA (Sq Ft)	% Owned	Date Acquired	Year Built	Mortgage Payable	# of Tenants	Major Tenant(1)
5508 Highway 290 West Building Austin, TX	74,839	100.0%	9/13/02	2001	$6,700,000	11	Air Products and Chemicals, Inc.
Two Corporate Plaza Clear Lake, TX	161,331	100.0%	11/27/02	1989	10,160,000	25	Lockheed Engineering
Total	236,170				$16,860,000	36

(1)	Tenant occupies largest space of property.

The following schedule lists the approximate physical occupancy levels for the Company’s investment properties as of the end of each quarter during 2002. N/A indicates that the property was not owned at the end of the quarter.

Property	3/31/02	6/30/02	9/30/02	12/31/02
5508 Highway 290 West Building	N/A	N/A	99%	99%
Two Corporate Plaza	N/A	N/A	N/A	94%

As of December 31, 2002, approximately 96% of the total GLA in the Company’s properties was leased.

The following schedule presents the sensitivity of the Company’s annual base rent due to expiring leases at the Company’s wholly owned properties as of December 31, 2002, by number, percentage of total aggregate GLA and annual base rent.

Year of Lease Expiration	Number of Expiring Leases	Total Square Footage of Expiring Leases	% of Total GLA Represented by Expiring Leases	Annual Base Rent Under Expiring Leases
2003	5	11,550	5%	$211,181
2004	2	7,263	3	141,100
2005	8	37,657	17	575,100
2006	12	109,660	49	1,891,901
2007	7	45,769	20	723,442
2008	1	6,594	3	105,497
2009	—	—	—	—
2010	—	—	—	—
2011	1	7,321	3	107,589
2012	—	—	—	—
2013	—	—	—	—
Thereafter	—	—	—	—

Total	36	225,814	100%	$3,755,810

Item 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party to, or of which any of its properties is the subject.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public trading market for the Company’s shares of common stock.

Effective July 22, 2002, the Company adopted the Share Repurchase Plan (the “Repurchase Plan”), which provides eligible shareholders with limited liquidity by enabling them to sell their common stock back to the Company. To be eligible to participate in the Repurchase Plan, a shareholder must offer for resale at least 25% of the total number of shares of common stock owned by the shareholder and must have owned such shares for at least one year.

The price to be paid by the Company per repurchased share of common stock during the Offering is $9.05. Repurchases are effected by the Company on or about the last day of each calendar quarter. Funding for the Repurchase Plan comes from the proceeds received by the Company from the sale of shares under the DRIP and other operating funds, if any, as the Board of Directors, at its sole discretion, may reserve for this purpose.

Shareholders

As of March 18, 2003, there were 1,681 shareholders of record of the Company.

Dividends

The Company paid monthly dividends on its common stock from September 1, 2002 through December 1, 2002 at a rate of $0.70 per Share per annum. On November 25, 2002, the Board of Directors approved an increase in the annual distribution to $0.725 per share per annum, effective January 1, 2002. On March 22, 2003, the Board of Directors approved an increase in the annual distribution to $0.75 per share per annum, effective June 1, 2003. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

The Company declared dividends to shareholders totaling approximately $0.70 per weighted average number of shares outstanding during the year ended December 31, 2002. For federal income tax purposes, approximately 71% of such dividends represent a return of capital. As a result, approximately 29% of dividends during the year ended December 31, 2002 are taxable to shareholders.

For the year ended December 31, 2002, the Company’s operating activities used net cash in the amount of $608,907. The Company’s continued payment of dividends subsequent to the termination of the Offering will depend primarily on the Company’s ability to generate positive cash flow from future operations.

Equity Compensation Plan Information

The Company’s equity compensation plan information is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)(2)	110,000	$9.05	390,000

Total	110,000		390,000

(1)	See Item 8, Note 1 “Consolidated Financial Statements and Supplementary Data” for a description of the Independent Director Stock Option Plan and the Officer and Employee Stock Option Plan included in this item.

(2)	Options granted under these plans are not exercisable unless these plans are approved by a majority of the Company’s shareholders. To date, these plans have not been submitted to shareholders for their approval.

Item 6.    SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

G REIT, INC.

(a Virginia corporation)

For the year ended December 31, 2002

(not covered by the Report of Independent Certified Public Accountants)

Selected Financial Data(1)	2002
Total assets	$36,461,309
Mortgages payable	$16,860,000
Total revenues	$750,501
Net income	$25,650
Net income per common share, basic and diluted(2)	$0.06
Dividends declared	$279,462
Dividends per common share, basic and diluted(2)	$0.70
Funds from operations(2)(3)	$127,799
Funds available for distribution(3)	$96,675
Cash flows used in operating activities	$(608,907)
Cash flows used in investing activities	$(26,101,496)
Cash flows provided by financing activities	$35,089,194
Weighted average number of shares outstanding, basic and diluted(2)	405,481

(1)	The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

(2)	Net income and dividends per share are based upon the weighted average number of common shares outstanding. See Footnote (3) below for information regarding the Company’s calculation of FFO. Dividends by the Company of its current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income. Dividends in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder’s basis in the shares to the extent thereof (a return of capital for tax purposes), and thereafter as taxable gain. These dividends in excess of earnings and profits will have the effect of deferring taxation of the dividends until the sale of the shareholder’s shares. For the year ended December 31, 2002, approximately $198,419 represented a return of capital for tax purposes. In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholders of at least 90% of its REIT taxable income. REIT taxable income does not include net capital gains. Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Dividends are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

(3)

One of the Company’s objectives is to provide cash dividends to its shareholder’s from cash generated by the Company’s operations. Cash generated from operations is not equivalent to the Company’s net operating income or loss as determined under accounting principles generally accepted in the United States (“GAAP”). Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a standard known as “Funds from Operations” or “FFO,” which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income or loss computed in accordance with GAAP, less extraordinary, unusual and non-recurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation on real property and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to “Net Income” as an indicator of the Company’s performance nor to “Cash Flows from Operating Activities” as determined by GAAP as a measure of the Company’s capacity to pay dividends.

FFO and funds available for distribution for the year ended December 31, 2002 are calculated as follows:

2002
Net income	$25,650
Depreciation	102,149

Funds from operations(a)	127,799
Principal amortization of debt	(10,270)
Straight lining of rents(b)	(20,854)

Funds available for distribution(c)	$96,675

(a)	FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income or loss as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.

(b)	Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.

(c)	Approximately 71% of dividends distributed during 2002 were effectively a return of capital for federal income tax purposes as the Company’s dividends exceeded taxable income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements and notes and the “Selected Financial Data” appearing elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect the Company’s financial position as of December 31, 2002, together with results of operations and cash flows for the year then ended. The Company did not begin significant business operations until the third quarter of 2002. Prior to that time the Company was primarily raising capital and establishing a corporate infrastructure to support planned operations.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for operating properties in the Company’s current and proposed market areas and generally accepted accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Overview

The Company was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. The Company was incorporated to raise capital and acquire ownership interests in office, industrial and service real estate properties with a government orientation. The Company is qualified and has elected to be taxed as a REIT for federal income tax purposes under the Code.

The Company is externally advised by the Advisor, which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement between the Company and the Advisor has a one-year term and is subject to successive renewals. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor.

The Company commenced its planned principal operations in September 2002 and did not experience any significant adverse impact on its operations as a result of the sluggish recovery of the U.S economy in 2002. The current geopolitical risks represented by political tension between North and South Korea, additional terrorist activity and the war in Iraq, among other factors, have the potential to produce another downturn in the U.S. economy which could have a negative impact on the Company’s operations. Management believes that during 2003 both the impact of the current sluggish U.S. economic recovery and any recurrence of a recession in the U.S. economy on the Company’s operations will likely be mitigated by the large proportion of the

Company’s tenants that (1) are government oriented tenants not subject to the effects of an economic downturn and (2) are financially strong national tenants able to withstand economic adversity.

As of December 31, 2002, the Company owned 100% fee simple interests in two Texas properties, a two-office building and an office building/parking structure, aggregating a total GLA of approximately 236,170 square feet. As of December 31, 2002, approximately 96% of the total GLA in the Company’s properties was leased.

Critical Accounting Policies and Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to valuation of real estate investments, income recognition, allowance for doubtful accounts, deferred assets, and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Real Estate

Real estate assets consist of two operating properties held for investment acquired in September and November 2002, carried at cost less accumulated depreciation. Cost includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

Impairment losses are recorded on long-lived assets used in operations and include the operating property when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of December 31, 2002, no indicators of impairment existed and no impairment losses have been recorded.

The Company follows the provisions of EITF 97-11, Accounting for Internal Costs Related to Real Estate Property Acquisitions. Accordingly, the Company does not capitalize internal acquisition costs incurred in conjunction with the identification and acquisition of properties to be held for operations.

Revenue Recognition

Real estate property is leased to tenants under leases with terms exceeding one year. Revenues from these leases, which are accounted for as operating leases, are recognized on a straight-line basis over the related term. Cost recoveries from tenants are included in rental income in the period the related costs are accrued.

Allowance for Uncollectible Receivables

When needed, the Company maintains an allowance for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction to income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions. Management believes that all accounts receivable at December 31, 2002 will be collected by the Company; accordingly, the accompanying consolidated financial statements do not include an allowance for uncollectible accounts.

Financing Costs

Costs incurred for debt financing are capitalized as deferred financing costs. Deferred financing costs include amounts paid to lenders and others to obtain financing. Financing costs are included in other assets and consist of loan fees and other loan costs. Loan fees and other loan costs are amortized over the term of the respective loan. Amortization of financing costs is included in interest expense.

Qualification as a REIT

If the Company were to fail to qualify as a REIT, it would be, among other things, required to provide for federal income taxes on its income and reduce the level of distributions made to its stockholders.

Results of Operations

General

The Company commenced its principal operations in the third quarter of 2002 when its Registration Statement was declared effective by the SEC and it completed its first property acquisition. Because the Company did not commence operations until the third quarter of 2002, comparative financial data is not presented for the prior fiscal year.

Acquisitions

5508 Highway 290 West—Austin, Texas

On September 13, 2002, through its wholly-owned subsidiary, GREIT—5508 Highway 290 West, LP, a Texas limited partnership, the Company purchased the 5508 Highway 290 West Building, a 74,839 square foot property located in Austin, Texas. The property was built in 2001 and consists of two three-story office buildings, a main building and a back building of approximately 61,839 and 13,000 square feet, respectively, on 6.5 acres. The seller was not an affiliate of the Company or its Advisor. The total purchase price of the property was $10,225,000. The purchase was financed by Greenwich Capital Financial Products, Inc., which provided a $6,700,000 first mortgage loan with an interest rate at 400 basis points over LIBOR. The Company is required to make interest-only payments until the due date of September 1, 2003, at which time the loan must be paid in full or refinanced.

Two Corporate Plaza—Clear Lake, Texas

On November 27, 2002, through its wholly-owned subsidiary, GREIT—Two Corporate Plaza, LP, a Texas limited partnership, the Company purchased Two Corporate Plaza, a 161,331 square foot property located in Clear Lake, Texas. The property was built in 1989 and consists of an eight-story office building and a three-story parking garage. The property includes approximately 137,731 and 23,600 square feet of office and retail space, respectively, on 5.1 acres. The seller was not an affiliate of the Company or its Advisor. The total purchase price was $13,580,000. The purchase was financed with a $10,160,000 loan from Nomura Credit & Capital, Inc., bearing interest at a fixed rate of 5.92% per annum. The Company is required to make monthly principal and interest payments on a 30-year amortization schedule until the due date of December 31, 2007, at which time the loan must be paid in full or refinanced.

Financial and Operating Results

Rental income, rental expenses, mortgage interest, depreciation and amortization and substantially all of the general and administrative expenses incurred during 2002 were a result of the operations from the two properties acquired at the end of the third quarter and during the fourth quarter of 2002.

Rental Income.    Rental income consists of basic monthly rent due pursuant to tenant leases and property operating expenses recovered from tenants. Rental income was approximately $732,685 for the year ended

December 31, 2002. Of this amount, approximately $595,922 was directly attributable to rental income and approximately $136,763 was comprised of tenant reimbursement for common area maintenance charges, taxes, insurance and other items. The Company anticipates that rental income will increase in 2003 as a result of a full year of operations of current properties and the acquisition of additional properties.

Interest Income.    Interest income consists of interest earned from short-term money market funds and loans that are held by the Company. Interest income was approximately $17,816 for the year ended December 31, 2002.

Rental Expenses.    Rental expenses consist of the costs of owning and maintaining the Company’s properties including primarily property management fees, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses were approximately $204,561 for the year ended December 31, 2002. The Company anticipates that rental expenses will increase in 2003 as a result of a full year of operations of current properties and the acquisition of additional properties.

General and Administrative Expenses.    General and administrative expenses consist primarily of third party professional legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. These expenses were approximately $169,532 of which approximately $97,659 resulted from fees paid to the Company’s attorneys and accountants to facilitate the Company’s regulatory filings and compliance with the SEC. The Company anticipates that such costs will decrease as a percentage of revenues in 2003.

Depreciation.    Depreciation expense is calculated using the straight-line method. Buildings and improvements are depreciated over their estimated useful lives ranging primarily from 39 to 15 years, respectively. Certain items, lease commissions, for example, are depreciated over their useful lives. Depreciation expense related to the Company’s properties was approximately $102,149 for the year ended December 31, 2002.

Interest Expense.    Interest expense, which consists almost entirely of mortgage interest paid on the Company’s properties, was approximately $248,609, including amortization of deferred financing fees of $49,424, for the year ended December 31, 2002.

Net Income and net income per common share.    As a result of the above items, net income for the year ended December 31, 2002 was $25,650 and net income per common share, basic and diluted, was $0.06, based on weighted average common shares outstanding of 405,481.

Liquidity and Capital Resources

Capital Resources

As of December 31, 2002, the Company had received aggregate gross offering proceeds of $21,540,539 from the issuance of 2,158,417 shares of its common stock, and, after payment of $2,936,369 in selling commissions and organization offering expenses, the Company raised net offering proceeds available for investment in properties of $18,604,170 as of the same date.

The net increase in cash and cash equivalents during 2002 is principally the result of $18,604,070 of net proceeds from the Company’s Offering. Management expects that future short-term liquidity requirements will be financed by net cash flow from operations and existing working capital. Operating cash flows are expected to increase as additional properties are added to the Company’s portfolio.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its shareholders of at least 90% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to shareholders and for payment of other expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments.

Dividends paid for the year ended December 31, 2002 were $169,820. Approximately 71% of such distributions represented a return of capital for federal income tax purposes. Dividends are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

Cash Flows From Operating Activities

Net cash used in operating activities was $608,907 for the year ended December 31, 2002 primarily as a result of rental income, net of expenses, associated with the acquisitions completed in 2002, partially offset by deposits and reserves included in other assets and changes in the Company’s operating assets and liabilities.

Cash Flows Used In Investing Activities

Net cash used in investing activities amounted to $26,101,496. Of this amount, $23,830,511 related primarily to the acquisition of the Company’s first two operating properties in September and November. See “Operating Results—Acquisitions” for a description of these properties. Of the $2,270,985 in cash used for real estate deposits, $2,000,000 was accounted for by the deposit on the Company’s planned purchase of an undivided tenant in common interest in the Congress Center property. See “Subsequent Events” for more information regarding this acquisition. Management expects cash flows from operating activities to increase due to a full year of operations of existing properties and the acquisition of additional properties. Management is currently considering other potential property acquisitions. The decision to acquire one or more of these properties will generally depend upon (1) the property’s suitability with regard to the strategy and objectives of the Company, (2) receipt of a satisfactory environmental survey and property appraisal, (3) an absence of any material adverse change relating to the property, its tenants or local economic conditions, and (4) adequate financing. There is no assurance that any of these conditions will be satisfied or, if satisfied, that the Company will purchase any additional properties.

The Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties purchased after December 31, 2002 are necessary and/or desirable.

Cash Flows From Financing Activities

Cash provided by financing activities amounted to $35,089,194 for the year ended December 31, 2002. Of this amount, $18,604,070 was raised through the Company’s Offering (net of offering costs) during the year. The Company raised $6,700,000 through the loan obtained upon the acquisition of the 5508 Highway 290 West Building in September 2002 and $10,160,000 through the loan obtained upon the acquisition of Two Corporate Plaza in November 2002. Partially offsetting these amounts was $169,820 in dividends paid to shareholders during the year. For the year ended December 31, 2002, the Company incurred offering costs including selling commissions, investor marketing and due diligence costs, organizational and other offering expenses totaling $2,936,369.

The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) which together exceed 15% of the gross

Offering proceeds. Effective October 17, 2002, the Board of Directors of the Company lowered the limitation on offering and organizational expenses to be borne by the Company from 15% to 14% of the total proceeds raised in the Offering. As of December 31, 2002, organizational and offering costs did not exceed these limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

The Company intends to acquire additional properties and may seek to fund these acquisitions through utilization of the Company’s current cash balances and/or proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

The Company’s ability to continue to finance its operations is subject to several uncertainties. Management believes that in the event that cash flow generated from operations is not sufficient to meet the Company’s requirements, the Company can secure a line of credit to finance any temporary cash flow deficits. Additionally, the Company’s cash position of $8,378,891 at December 31, 2002 could be used to compensate for any temporary cash flow deficits. In general, the Company’s ability to obtain mortgage loans on income producing property is dependent upon the Company’s ability to attract and retain tenants and the economic and business environments of the various markets in which the Company’s properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. The Company’s ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

Notes Payable

The weighted average annual interest rate on mortgages payable outstanding at December 31, 2002 was approximately 5.75%.

REIT Status

Management of the Company monitors the various qualification tests the Company must meet to maintain its status as a REIT. Large ownership of the Company’s stock is tested upon purchase to determine that no more than 50% in value of the outstanding stock is owned directly, or indirectly, by five or fewer persons or entities at a time. Management of the Company also determines, on a quarterly basis, that the Gross Income, Asset and Distribution Tests imposed by the REIT requirements are met. On an ongoing basis, as due diligence is performed by the Advisor on potential real estate purchases or temporary investment of uninvested capital, management determines that the income from the new asset will qualify for REIT purposes.

Commitments and Contingencies

The Company’s commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at December 31, 2002, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Mortgage Loans Payable	$6,827,265	$430,160	$9,602,575	$—	$16,860,000
Purchase Commitments	$—	$—	$—	$—	$—

Subsequent Events

In January 2003, the Company obtained a new credit facility with a maximum amount of $25,000,000 through LaSalle Bank National Association which matures on January 30, 2006. Advances under this credit facility (1) will be made for the purchase of properties by the Company and collateralized by the related property; (2) will bear interest at the choice of the Company at the Prime Rate or the LIBOR plus a margin of 2.50% per annum, declining to 2.25% when the Company meets certain conditions, including attaining $50,000,000 in net worth, no default on advances, and full compliance with other covenants under the credit facility; (3) are subject to a floor rate of 4.15% per annum; and (4) require interest only payments on a monthly basis. In connection with this credit facility, the Company has granted LaSalle a right of first refusal to finance the purchase of properties by the Company. As of the date hereof, the Company’s advances under this credit facility totaled approximately $2,200,000 pursuant to borrowings to finance the purchase of the Atrium Building.

For the period from January 1, 2003 through March 18, 2003, the Company sold approximately 1,577,621 shares of common stock, including 11,405 shares under the DRIP, resulting in additional gross proceeds before offering costs and selling commissions of approximately $15,749,266.

On March 22, 2003, the Board of Directors approved an increase in the annual distribution to $0.75 per share per annum, effective June 1, 2003.

Acquisitions

Congress Center

On January 9, 2003, the Company through its wholly owned subsidiary, GREIT—Congress Center, LLC, a Delaware limited liability company, purchased an approximately 30% undivided tenant in common interest in Congress Center, a 16-story Class A office building of approximately 525,000 square feet built in 2001 and located in Chicago, Illinois. The Company’s affiliates, NNN Congress Center, LLC and WREIT—Congress Center, LLC, simultaneously purchased undivided tenant in common interests totaling approximately 70% ownership of the property. The seller was Congress Center, L.L.C., an unaffiliated third-party. The total purchase price for Congress Center was $136,108,000. The seller of the property paid a sales commission to Realty of $2,000,000, approximately 1.50% of the purchase price. The Company’s total investment consisted of its proportionate share of the purchase price (approximately $40,832,000 including $12,047,000 in cash and $28,785,000 in debt), plus $2,294,000 for its proportionate share of closing costs, loan fees and reserves. The Company is jointly and severally liable with the other tenants in common for the total debt of $95,950,000 and any subsequent increases in the total debt.

Atrium Building

On January 31, 2003, the Company through its wholly owned subsidiary, GREIT—Atrium Building, LLC, a Delaware limited liability company, purchased the Atrium Building in Lincoln, Nebraska from 1200 N Street, Ltd. The property, which was originally built in 1917 and extensively renovated with the most recent renovations completed in 1995, consists of a 6-story Class B office building containing 166,868 square feet. The property was purchased from an unaffiliated third party for a purchase price of approximately $4,532,000. The property is encumbered by two ground leases under parts of the office building, which expire in 2054 and 2055, respectively, including renewal options. The Company financed the purchase price with $2,200,000 in borrowings under its new credit facility arranged through LaSalle Bank National Association. The Company is required to make interest only payments until the due date of January 30, 2006, at which time the loan will have to be paid in full or refinanced. The purchase price included a sales commission payable to Realty of $132,000, approximately 2.9% of the purchase price.

Park Sahara

On March 18, 2003, the Company through its wholly owned subsidiary, GREIT—Park Sahara, LLC, a Delaware limited liability company, purchased an approximately 4.75% undivided tenant in common interest in

Park Sahara, a five-building Class B office park containing a total of approximately 123,709 square feet on an approximately 6.95 acre site located in Las Vegas, Nevada. The remaining undivided tenant in common interest was purchased by NNN Park Sahara, LLC, an affiliate of the Company. The seller was Park Sahara Office Center, LP, an unaffiliated third party. The total purchase price for the property was approximately $12,200,000. The purchase was financed through (1) the assumption of a $5,040,000, 8.00% fixed rate loan on a 25-year amortization schedule due September, 2007 from IDS American Express, (2) a new approximately $2,260,000, 6.92% fixed rate loan on a 25-year amortization schedule due September 2007 from IDS American Express and, (3) a $1,100,000, 7.00% fixed rate interest-only loan also due September 2007 from the seller. The Company’s proportionate share of the total purchase price was approximately $579,500 consisting of $180,500 in cash and $399,000 in debt, plus approximately $30,695 for its proportionate share of loan fees, closing and carrying costs and reserves. The Company’s liability for the property’s debt is limited to the amount of its investment in the property. The purchase price included a sales commission payable to Realty of $320,000, approximately 2.60% of the purchase price.

Proposed Acquisitions

Department of Children and Families Campus

On January 7, 2003, the Advisor entered into a contract on behalf of the Company with an unaffiliated third-party for the acquisition of the Department of Children and Families Campus, which consists of one one-story and two three-story Class B buildings with a total of approximately 124,037 square feet located on a 9.4 acre site in Plantation, Florida. The property is approximately 98% leased, with approximately 90% of the office building space being leased by several State of Florida government and local agency and state contractor tenants, including the State of Florida Department of Children and Families and the Broward County Sheriff’s Department. The purchase price for the property is approximately $11,580,000. The seller will pay Realty a commission of $300,000 at settlement for arranging the purchase. Closing of this acquisition is anticipated late in the first quarter or early in the second quarter of 2003. The Company has a deposit of $200,000 related to this potential acquisition. Under certain circumstances, such deposits may be nonrefundable.

Gemini Plaza

On January 10, 2003, the Advisor entered into a contract on behalf of the Company with an unaffiliated third-party for the acquisition of Gemini Plaza, a six-story Class A office building with approximately 158,627 square feet on an approximately 7.02 acre site in Houston, Texas. The property is approximately 100% leased, with approximately 100% of the office building space being leased by the United Space Alliance, a joint venture of the Lockheed Martin Corporation and The Boeing Company. The purchase price for the property is approximately $15,000,000. The seller will pay Realty a commission of $325,000 at settlement for arranging the purchase. Closing of this acquisition is anticipated late in the first quarter or early in the second quarter of 2003. The Company has a deposit of $250,000 related to this potential acquisition. Under certain circumstances, such deposit may be nonrefundable.

Other

In addition, the Company is currently considering several other potential property acquisitions. The Company’s decision to acquire one or more of these properties will generally depend upon:

•	receipt of a satisfactory environmental survey and property appraisal for each property;

•	no material adverse change occurring in the properties, the tenants or in the local economic conditions; and

•	sufficient financing, either through the net proceeds from the Offering or satisfactory debt financing.

Refinancing

The Company anticipates completing the refinancing of the 5508 Highway 290 West Building with a new loan for approximately $5,150,000 under its credit facility described above with La Salle Bank National Association by early in the second quarter of 2003.

Impact of Accounting Principles

The Financial Accounting Standards Board has issued Statements No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 rescinds three existing pronouncements (relating to the intangible assets of motor carriers and certain debt extinguishments), amends SFAS No. 13 (“Accounting for Leases”), and makes technical corrections that are not substantive in nature to several other pronouncements. The amendment of SFAS No. 13, which is effective for transactions occurring after May 15, 2002, requires sale-leaseback accounting by lessees for certain lease modifications that are economically similar to sale-leaseback transactions. SFAS No. 145 did not affect the accompanying 2002 financial statements, and is not presently expected to have a significant impact on the Company’s future financial statements.

In June, 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 146 is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management’s intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, if any, of SFAS No. 146 on the Company’s future financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an amendment of FASB Statement No. 123. The disclosure requirements of Statement 123, “Accounting for Stock-Based Compensation”, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. Before amendment by Statement 148, Statement 123 required entities changing to the fair value method of accounting for stock-based employee compensation to account for the change in method prospectively. The FASB decided to provide a choice among three transition methods (the prospective method originally required by Statement 123, the modified prospective method, and the retroactive restatement method) for entities voluntarily adopting the fair value method in periods beginning before December 16, 2003. Statement 123’s original prospective transition method will not be available to entities changing to the fair value method in fiscal years beginning after December 15, 2003.

The amendments to the disclosure and transition provisions of Statement 123 are effective for fiscal years ending after December 15, 2002. Calendar year-end entities are required to include the new disclosures in their 2002 financial statements. The disclosure requirement for interim financial information is effective for interim periods beginning after December 15, 2002. The Company has adopted the annual disclosure requirements of SFAS 148 in the accompanying consolidated financial statements. The implementation of this standard did not have a material effect upon the Company’s financial statements.

The FASB has issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,”—an interpretation of FASB Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying consolidated financial statements for December 31, 2002, with no additional disclosure required.

The FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities”—an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the FASB indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. Management believes the implementation of this Interpretation will not have a material effect upon the Company’s financial statements.

Inflation

The Company’s rental income and operating expenses for those properties owned or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of the triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of the triple-net leased properties. As of December 31, 2002, both properties owned by the Company were subject to some triple-net leases.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2003	2004	2005	2006	2007
Fixed rate debt	$127,265	$135,007	$143,220	$151,933	$9,602,575
Average interest rate on maturing debt	5.92%	5.92%	5.92%	5.92%	5.92%
Variable rate debt	$6,700,000	$—	—	—	—
Average interest rate on maturing debt	5.50%	—%	—%	—%	—%

The fair estimated value of the Company’s debt approximates its December 31, 2002 carrying amount.

The weighted average interest rate of the Company’s mortgage debt as of December 31, 2002 was approximately 5.75%. At December 31, 2002, the Company’s mortgage debt consisted of approximately $10,160,000 or 60% of the total debt at a fixed interest rate of 5.92% and approximately $6,700,000 or 40% of the total debt at a variable interest rate of 5.50%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2002, for example a .25% increase in LIBOR would have increased the Company’s overall annual interest expense by approximately $16,750 or less than 3%.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To	the Board of Directors and Shareholders
G	REIT, Inc.

We have audited the accompanying consolidated balance sheets of G REIT, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2002 and the period from December 18, 2001 (inception) through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G REIT, Inc. as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the year ended December 31, 2002 and the period from December 18, 2001 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule III of G REIT, Inc. for the year ended December 31, 2002. In our opinion, this Schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    GRANT THORNTON LLP

Irvine,	California
March	18, 2003

G REIT, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
ASSETS

Real estate operating properties
Land	$3,576,452	$—
Buildings and improvements	20,254,059	—

	23,830,511	—
Less accumulated depreciation	(102,149)	—

	23,728,362	—

Cash and cash equivalents	8,378,891	100
Accounts receivable	98,149	—
Accounts receivable from related parties	4,063	—
Real estate deposits	2,270,985	—
Other assets, net	1,980,859	—

	$36,461,309	$100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$770,770	$—
Distributions payable	109,642	—
Security deposits and prepaid rent	370,539	—
Notes payable	16,860,000	—

	18,110,951	—

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 2,158,417 shares issued and outstanding at December 31, 2002 and 10 shares at December 31, 2001	21,584	—
Additional paid-in capital	18,582,586	100
Distributions in excess of earnings	(253,812)	—

	18,350,358	100

	$36,461,309	$100

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Year Ended December 31, 2002 and

the Period From December 18, 2001 (inception) Through December 31, 2001

	2002	2001
Revenues
Rental income	$732,685	$—
Interest income	17,816	—

	750,501	—

Expenses
Rental expenses	204,561	—
General and administrative	169,532	—
Depreciation	102,149	—
Interest (including amortization of deferred financing fees of $49,424)	248,609	—

	724,851	—

Net income	$25,650	$—

Net income per common share—basic and diluted	$0.06	$—

Weighted average number of common shares outstanding—basic and diluted	405,481	10

Distributions declared	$279,462	$—

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2002 and

the Period From December 18, 2001 (inception) Through December 31, 2001

	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Earnings	Total
BALANCE—December 18, 2001 (inception)	—	$—	$—	$—	$—
Issuance of common stock	10	—	100	—	100
Distributions	—	—	—	—	—
Net income	—	—	—	—	—

BALANCE—December 31, 2001	10	—	100	—	100
Issuance of common stock, net of offering costs of $2,936,369	2,158,407	21,584	18,582,486	—	18,604,070
Distributions	—	—	—	(279,462)	(279,462)
Net income	—	—	—	25,650	25,650

BALANCE—December 31, 2002	2,158,417	$21,584	$18,582,586	$(253,812)	$18,350,358

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2002 and

the Period From December 18, 2001 (inception) Through December 31, 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,650	$—
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	102,149	—
Amortization of deferred financing fees	49,424	—
Change in operating assets and liabilities:
Accounts receivable	(98,149)	—
Accounts receivable from related parties	(4,063)	—
Other assets	(1,825,227)	—
Accounts payable and accrued liabilities	770,770	—
Security deposits and prepaid rent	370,539	—

Net cash used in operating activities	(608,907)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(23,830,511)	—
Real estate deposits	(2,270,985)	—

Net cash used in investing activities	(26,101,496)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	18,604,070	100
Borrowings under notes payable	16,860,000	—
Payment of deferred financing costs	(205,056)	—
Distributions	(169,820)	—

Net cash provided by financing activities	35,089,194	100

NET INCREASE IN CASH AND CASH EQUIVALENTS	$8,378,791	$100

CASH AND CASH EQUIVALENTS—beginning of period	$100	$—

CASH AND CASH EQUIVALENTS—end of period	$8,378,891	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$108,888	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

1.    ORGANIZATION

G REIT, Inc. (the “Company”), was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. The Company, which is qualified, has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes for its first full tax year. The Company was incorporated to raise capital and to acquire ownership interests in, manage, operate, lease, acquire, develop, invest in and dispose of office, industrial and service real estate properties, a number of which will have a government-tenant orientation. As of December 31, 2002, the Company had acquired two office properties. The Company internally evaluates all properties as one industry segment and accordingly does not report segment information.

The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement between the Company and the Advisor has a one year term, and is subject to successive renewals. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor. (See Note 7).

Pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, the Company is offering for sale to the public on a “best efforts” basis a minimum of 100,000 and a maximum of 20,000,000 shares of its common stock at a price of $10 per share (the “Offering”) and up to 1,000,000 additional shares pursuant to the Company’s Dividend Reinvestment Plan (“DRIP”) under which its shareholders may elect to have dividends reinvested in additional shares. The Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) on July 22, 2002. As discussed in the Registration Statement, the Company plans to principally use the net Offering proceeds from the sale of shares to acquire ownership interests in real estate properties. The Company intends to finance property acquisitions with a combination of net Offering proceeds and debt secured by the acquired properties.

As of December 31, 2001, the Company operated as a development stage enterprise. In September 2002, the Company completed its first property acquisition and commenced its planned principal operations.

The Company owns all of its interests in properties through its majority-owned subsidiary, G REIT, L.P., a Virginia limited partnership (the “Operating Partnership”), and conducts substantially all of its operations through the Operating Partnership. As of December 31, 2002, the Company was the sole general partner of the Operating Partnership and owned 100% of the equity interests therein, except for 100 incentive non-voting ownership units issued to the Company’s Advisor. The incentive units entitle the Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to the Company’s shareholders (as defined in the Registration Statement). In addition, the Advisor is entitled to incentive distributions from net proceeds from the sale of properties after the Company’s shareholders have received their invested capital, as defined, plus an 8% return on such invested capital. The unregistered public sale of restricted stock, which is governed by Rule 144 of the Securities Act of 1933, as amended, is prohibited during the first year of ownership and limited as set forth in such rule during the second year of ownership.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership; all material inter-company transactions and account balances have been eliminated in consolidation. All references to the Company include the Operating Partnership and its subsidiaries.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Organizational Costs

The Company complies with Statement of Position 98-5, Reporting the Costs of Start-Up Activities, which requires that all organizational and start-up costs be expensed as incurred. Organizational and start up expenses are included in general and administrative expenses.

Real Estate

Real estate assets consist of two operating properties held for investment acquired in September and November 2002, carried at cost less accumulated depreciation. Cost includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the balance sheets and any gain or loss reflected in statements of operations.

Impairment losses are recorded on long-lived assets used in operations and include the operating property when indicators of impairment are present and the assets’ carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of December 31, 2002, no indicators of impairment existed and no impairment losses have been recorded.

The Company follows the provisions of EITF 97-11, Accounting for Internal Costs Related to Real Estate Property Acquisitions. Accordingly, the Company does not capitalize internal acquisition costs incurred in conjunction with the identification and acquisition of properties to be held for operations.

Real Estate Deposits

Real estate deposits are paid on properties the Company is evaluating for purchase. Real estate deposits are capitalized when paid and may become nonrefundable under certain circumstances. When properties are acquired, the purchase price is reduced by the amounts of deposits paid by the Company. At December 31, 2002, management believes all real estate deposits are considered refundable.

Other Assets

Other assets consist primarily of deferred financing costs, deposits and reserves required by mortgage lenders, and rent receipts in lockbox accounts not yet released by lenders.

Financing costs consist of loan fees and other loan costs. Loan fees and other loan costs are amortized over the term of the respective loan. Amortization of financing costs is included in interest expense.

Revenue Recognition

Real estate property is leased to tenants under leases with terms exceeding one year. Revenues from these leases, which are accounted for as operating leases, are recognized on a straight-line basis over the related term. Cost recoveries from tenants are included in rental income in the period the related costs are accrued.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

Deferred rent receivable arises during free rent periods of a lease. The deferred rent receivable is included in other assets at December 31, 2002 and totaled $20,854.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2002, the Company had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. The Company performs credit evaluations of prospective tenants, and security deposits are obtained.

Other Concentrations

As of December 31, 2002, the Company has two properties in the state of Texas. Additionally, Lockheed Engineering accounts for approximately 27% of the Company’s revenues. No other single tenant accounted for a significant portion of the Company’s rental income.

Fair value of financial instruments

The carrying amount of cash, accounts receivable, real estate deposits, accounts payable and accrued liabilities approximates fair value because of the short maturity of these financial instruments. Notes payable are carried at amounts that approximate fair value. The estimated fair value of notes payable is based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Income Taxes

The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income for the year ended December 31, 2002, as defined by the Internal Revenue Code (“IRC”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Although the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income

Per Share Data

The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings per share attributable for all periods presented is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of common shares and all potentially dilutive securities.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

reported amounts of the assets and liabilities as of December 31, 2002 and 2001, and the revenues and expenses for the year ended December 31, 2002 and the period December 18, 2001 through December 31, 2001. Actual results could differ from those estimates.

Stock Options

The Company follows the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For employee compensatory stock options that will eventually vest, compensation expense is recognized during the periods in which the related employee services are rendered. Such expense is generally measured by determining the excess, if any, of the grant date estimated fair market value of the underlying stock over the amount to be paid by the employee in conformity with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Compensatory stock options and similar equity instruments issued to non-employees in exchange for goods or services are accounted for based on the estimated fair market value of (1) the goods or services received or (2) the equity instrument issued, whichever is more reliably measurable. This accounting policy is in conformity with SFAS 123.

Concurrent with commencement of the Offering, the Company adopted stock option plans for (1) independent and outside directors and (2) its officers and employees. Pursuant to the provisions of the Company’s option plans, as amended on July 22, 2002, the Company intends to grant 20,000 options under its independent director stock option plan (the “Directors Plan”) and 90,000 options under its officer/employee stock option plan (the “Officer/Employee Plan”) to purchase Company common stock at $9.05 per share, which is the Offering price per share net of estimated selling commission and other offering costs. Shares of common stock issued upon the exercise of such options will have certain transferability restrictions. The unregistered public sale of restricted stock, which is governed by Rule 144 of the Securities Act of 1933, as amended, is prohibited during the first year of ownership and limited as set forth in such rule during the second year of ownership.

The number of stock options that can be granted to the Company’s directors, officers and employees is limited to 10% of the number of outstanding shares of the Company’s common stock at the time of the option grant. Accordingly, option grants will not be effective until and unless the Company sells at least 1.1 million shares of its common stock under the Offering. The 10% threshold referred to above was met on October 29, 2002. However, the option grants are subject to shareholder approval of the option plans and, therefore, for accounting purposes, they are not considered outstanding.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued Statements No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and No. 144, “Accounting for the Impairment or Disposal of Long-Lived

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

Assets” (“SFAS 144”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 rescinds three existing pronouncements (relating to the intangible assets of motor carriers and certain debt extinguishments), amends SFAS No. 13 (“Accounting for Leases”), and makes technical corrections that are not substantive in nature to several other pronouncements. The amendment of SFAS No. 13, which is effective for transactions occurring after May 15, 2002, requires sale-leaseback accounting by lessees for certain lease modifications that are economically similar to sale-leaseback transactions. SFAS No. 145 did not affect the accompanying 2002 financial statements, and is not presently expected to have a significant impact on the Company’s future financial statements.

In June, 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 146 is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management’s intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, if any, of SFAS No. 146 on the Company’s future financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an amendment of FASB Statement No. 123. The disclosure requirements of Statement 123, “Accounting for Stock-Based Compensation”, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. Before amendment by Statement 148, Statement 123 required entities changing to the fair value method of accounting for stock-based employee compensation to account for the change in method prospectively. The FASB decided to provide a choice among three transition methods (the prospective method originally required by Statement 123, the modified prospective method, and the retroactive restatement method) for entities voluntarily adopting the fair value method in periods beginning before December 16, 2003. Statement 123’s original prospective transition method will not be available to entities changing to the fair value method in fiscal years beginning after December 15, 2003.

The amendments to the disclosure and transition provisions of Statement 123 are effective for fiscal years ending after December 15, 2002. Calendar year-end entities are required to include the new disclosures in their 2002 financial statements. The disclosure requirement for interim financial information is effective for interim periods beginning after December 15, 2002. The Company has adopted the annual disclosure requirements of SFAS 148 in the accompanying consolidated financial statements. The implementation of this standard did not have a material effect upon the Company’s financial statements.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

The FASB has issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,”—an interpretation of FASB Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying consolidated financial statements for December 31, 2002, with no additional disclosure required.

The FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities”—an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the FASB indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. Management believes the implementation of this Interpretation will not have a material effect upon the Company’s financial statements.

3.    REAL ESTATE OPERATING PROPERTIES

The Company’s real estate assets consisted of two operating properties at December 31, 2002 summarized as follows:

	Land	Buildings and Improvements	Total
5508 Highway 290 West Office Building, Austin, TX	$1,535,875	$8,689,125	$10,225,000
Two Corporate Plaza, Clear Lake, TX	2,040,577	11,564,934	13,605,511

	3,576,452	20,254,059	23,830,511
Less: accumulated depreciation	—	(102,149)	(102,149)

	$3,576,452	$20,151,910	$23,728,362

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

The Company’s properties are leased to tenants under operating leases with terms ranging from 3 to 25 years and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent to be received from noncancelable operating leases, excluding tenant reimbursements of certain costs, for each of the next five years ending December 31 and thereafter, are summarized as follows:

Future Rent Receipts

Year	Amount
2003	$3,699,375
2004	3,585,708
2005	3,397,808
2006	2,070,918
2007	609,890
Thereafter	484,613

$13,848,312

A certain amount of the Company’s rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the year ended December 31, 2002, the amount of contingent rent earned by the Company was not significant.

4.    NOTES PAYABLE

In connection with the acquisition of 5508 Highway 290 West Office Building, an office building located in Austin, Texas, in September 2002, the Company borrowed $6,700,000 from an unaffiliated lender under a first mortgage loan bearing interest at a variable interest rate of 400 basis points over LIBOR (1.50% at December 31, 2002). The Company is required to make interest-only payments until the due date of October 1, 2003, at which time the loan will have to be paid in full or refinanced.

In connection with the acquisition of Two Corporate Plaza, an office building located in Clear Lake, Texas, in November 2002, the Company borrowed $10,160,000 from an unaffiliated lender under a first mortgage loan bearing interest at a fixed interest rate of 5.92%. The Company is required to make payments of principal and interest on a 30-year amortization schedule until the due date of December 11, 2007, at which time the loan will have to be paid in full or refinanced.

The principal payments due on notes payable for each of the next five years ending December 31 and thereafter are summarized as follows:

Year	Amount
2003	$6,827,265
2004	135,007
2005	143,220
2006	151,933
2007	9,602,575

$16,860,000

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

5.    SHAREHOLDERS’ EQUITY

As of December 31, 2002, the Company had issued 2,158,417 shares of common stock, including 22,100 shares issued to Triple Net Properties, LLC, (the “Advisor”), 16,025 shares to other affiliated parties, and 6,933 shares issued under the Dividend Reinvestment Program (the “DRIP”) at $9.05 per share resulting in aggregate gross proceeds before offering costs and selling commissions of approximately $21,540,539.

The Company incurred Offering expenses of approximately $2,936,369 of costs related to the issuance and distribution of its common stock through the year ended December 31, 2002. Such amount includes reimbursements of offering costs to the Advisor of $408,974. It also includes a total of approximately $1,732,148 paid to the Dealer Manager of the Offering (Stafford Capital Corp., formerly NNN Capital Corp., which is wholly owned by the Company’s CEO), and is principally comprised of selling commissions, (the majority of which are re-allowed to selling broker dealers), and investor marketing and due diligence costs.

The Company has established an annual dividend rate and has committed to paying monthly dividends at an annual rate of 7.25% to the extent of lawfully available funds. Beginning September 1, 2002, the Company began monthly distributions to shareholders of record as of the end of the preceding month. As of December 31, 2002, the Company had declared total dividends of $279,462 and paid total cash dividends of $169,820.

The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) which together exceed 15% of the gross Offering proceeds. Effective October 17, 2002, the Board of Directors of the Company lowered the limitation on offering and organizational expenses to be borne by the Company from 15% to 14% of the total proceeds raised in the Offering. As of December 31, 2002, organizational and offering costs did not exceed these limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

6.    DIVIDEND REINVESTMENT PROGRAM

Effective with the Offering, the Company adopted a DRIP that allowed Company shareholders to purchase up to 1 million shares of common stock through reinvestment of dividends, subject to certain conditions. The Company registered and reserved 1,000,000 shares for distribution pursuant to the DRIP.

During the year ended December 31, 2002, the Company sold 11,488 shares of common stock under the Company’s DRIP, of which 6,839 were issued at year end.

7.    ADVISORY AGREEMENT AND RELATED PARTY TRANSACTIONS

Advisory Agreement

Under the terms of the agreement between the Company and the Advisor (the “Advisory Agreement”), the Advisor has responsibility for the day-to-day operations of the Company; administers the Company’s accounting and bookkeeping functions; serves as a consultant in connection with policy decisions to be made by the Company’s Board of Directors; manages the Company’s property; and renders other services deemed appropriate by the Company’s Board of Directors. The Advisor bears expenses incurred for the performance of its services and is entitled to reimbursement subject to certain limitations. Fees and costs reimbursed to the Advisor cannot exceed 2% of average invested assets, as defined, or 25% of net income for the previous four quarters as defined.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

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

At December 31, 2002, total organizational and offering expenses incurred by the Advisor and affiliates totaled $2,936,369, all of which have been borne by the Company, subject to the limitation described above, and reflected as a reduction of additional paid-in capital. The offering expenses include $1,732,148 paid to the Dealer Manager and $408,974 in reimbursements to the Advisor for legal, accounting and other expenses of the offering.

Effective October 17, 2002, the Board of Directors of the Company lowered the limitation on offering costs and organizational expenses to be borne by the Company from 15% to 14% of total proceeds raised in the Offering.

Real Estate Commissions

The purchase price of 5508 Highway 290 West Building Complex included a real estate sales commission, which was paid by the seller to Triple Net Properties Realty, Inc. (“Realty”), an affiliate of the Advisor, totaling $300,000 or approximately 3% of the purchase price. The purchase price of Two Corporate Plaza also included a real estate sales commission, which was paid by the seller to Triple Net Properties Realty, Inc., totaling $380,000 or approximately 2.8% of the purchase price.

Property Management Fees

The Company pays Realty a property management fee equal to 5% of the gross income from the properties. Beginning October 1, 2002 through December 31, 2002, property management fees of $26,516 were paid to Realty including $2,058 in amounts for on-site personnel.

Incentive Distributions

The Advisor owns non-voting incentive performance units in G REIT, L.P., the Company’s Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s shareholders have received an 8% annual return on their invested capital. No incentive distributions were made to the Advisor for the year ended December 31, 2002.

8.	SUBSEQUENT AND PROPOSED ACQUISITIONS

Congress Center

On January 9, 2003, through its wholly owned subsidiary, GREIT—Congress Center, LLC, a Delaware limited liability company, the Company purchased an approximately 30% undivided tenant in common interest in Congress Center, a 16-story Class A office building of approximately 525,000 square feet built in 2001 and located in Chicago, Illinois. The Company’s affiliates, NNN Congress Center, LLC and WREIT—Congress Center, LLC, simultaneously purchased undivided tenant in common interests totaling approximately 70% ownership of the property. The seller was Congress Center, L.L.C., an unaffiliated third-party. The total purchase price for Congress Center was $136,108,000. The purchase price included a sales commission payable to Realty of $2,000,000, approximately 1.50% of the purchase price. The Company’s total investment consisted of its proportionate share of the purchase price (approximately $40,832,000 including $12,047,000 in cash and

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

$28,785,000 in debt), plus $2,294,000 for its proportionate share of closing costs, loan fees and reserves. The Company is jointly and severally liable with the other tenants in common for the total debt of $95,950,000 and any subsequent increases in the total debt.

Atrium Building

On January 31, 2003, through its wholly owned subsidiary, GREIT—Atrium Building, LLC, a Delaware limited liability company, the Company purchased the Atrium Building in Lincoln, Nebraska from 1200 N Street, LTD. The property, which was originally built in 1917 and extensively renovated with the most recent renovations completed in 1995, consists of a 6-story Class B office building containing 166,868 square feet. The property was purchased from an unaffiliated third party, for a purchase price of approximately $4,532,000. The property is encumbered by two ground leases under parts of the office building, which expire in 2054 and 2055, respectively, including renewal options. The Company financed the purchase price with $2,200,000 in borrowings under a new credit facility arranged through LaSalle Bank National Association, a real estate lender. The Company is required to make interest only payments until the due date of January 30, 2006, at which time the loan will have to be paid in full or refinanced. The purchase price included a sales commission payable to Realty of $132,000, approximately 2.9% of the purchase price.

Park Sahara

On March 18, 2003, through its wholly owned subsidiary, GREIT—Park Sahara, LLC, a Delaware limited liability company, the Company purchased an approximately 4.75% undivided tenant in common interest in Park Sahara, a five-building Class B office park containing a total of approximately 123,709 square feet on an approximately 6.95 acre site located in Las Vegas, Nevada. The remaining undivided tenant in common interest was purchased by NNN Park Sahara, LLC, an affiliate of the Company. The seller was Park Sahara Office Center, LP, an unaffiliated third party. The total purchase price for the property was approximately $12,200,000. The purchase was financed through (1) the assumption of a $5,040,000, 8.00% fixed rate loan on a 25-year amortization schedule due September, 2007 from IDS American Express, (2) a new approximately $2,260,000, 6.92% fixed rate loan on a 25-year amortization schedule due September 2007 from IDS American Express and, (3) a $1,100,000, 7.00% fixed rate interest-only loan also due September 2007 from the seller. The Company’s proportionate share of the total purchase price was approximately $579,500 consisting of $180,500 in cash and $399,000 in debt, plus approximately $30,695 for its proportionate share of loan fees, closing and carrying costs and reserves. The Company’s liability for the property’s debt is limited to the amount of its investment in the property. The purchase price included a sales commission payable to Realty of $320,000, approximately 2.60% of the purchase price.

Department of Children and Families Campus

On January 7, 2003, the Advisor entered into a contract on behalf of the Company with an unaffiliated third-party for the acquisition of the Department of Children and Families Campus, which consists of one one-story and two three-story Class B buildings with a total of approximately 124,037 square feet located on a 9.4 acre site in Plantation, Florida. The property is approximately 98% leased, with approximately 90% of the office building space being leased by several State of Florida government and local agency and state contractor tenants, including the State of Florida Department of Children and Families and the Broward County Sheriff’s Department. The purchase price for the property is approximately $11,580,000. The seller will pay Realty a commission of $300,000 at settlement for arranging the purchase. Closing of this acquisition is anticipated late in the first quarter or early in the second quarter of 2003. The Company has a deposit of $200,000 related to this potential acquisition. Under certain circumstances, such deposits may be nonrefundable.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

Gemini Plaza

On January 10, 2003, the Advisor entered into a contract on behalf of the Company with an unaffiliated third-party for the acquisition of Gemini Plaza, a six-story Class A office building with approximately 158,627 square feet on an approximately 7.02 acre site in Houston, Texas. The property is approximately 100% leased, with approximately 100% of the office building space being leased by the United Space Alliance, a joint venture of the Lockheed Martin Corporation and The Boeing Company. The purchase price for the property is approximately $15,000,000. The seller will pay Realty a commission of $325,000 at settlement for arranging the purchase. Closing of this acquisition is anticipated during the first quarter of 2003. The Company has a deposit of $250,000 related to this potential acquisition. Under certain circumstances, such deposits may be nonrefundable.

Other

In addition, the Company has real estate deposits outstanding and is currently considering several other potential property acquisitions. The Company’s decision to acquire one or more of these properties will generally depend upon:

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

9.    COMMITMENTS AND CONTINGENCIES

The Company’s commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on the Company’s consolidated financial position and results of operations.

10.    SELECTED QUARTERLY DATA

Set forth below is certain unaudited quarterly financial information. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the Financial Statements.

	Year Ended December 31, 2002
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenues	$663,759	$86,742	$—	$—
Expenses	586,637	138,214	—	—

Net income (loss)	$77,122	$(51,472)	—	—

Basic and diluted EPS	0.27	(0.21)	—	—

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

11.    OTHER SUBSEQUENT EVENTS

In January 2003, the Company obtained a new credit facility with a maximum amount of $25,000,000 through LaSalle Bank National Association which matures on January 30, 2006. Advances under this credit facility (1) will be made for the purchase of properties by the Company and collateralized by the related property; (2) will bear interest at the choice of the Company at the Prime Rate or the LIBOR plus a margin of 2.50% per annum, declining to 2.25% when the Company meets certain conditions, including attaining $50,000,000 in net worth, no default on advances, and full compliance with other covenants under the credit facility; (3) are subject to a floor rate of 4.15% per annum; and (4) require interest only payments on a monthly basis. In connection with this credit facility, the Company has granted LaSalle a right of first refusal to finance the purchase of properties by the Company. As of March 15, 2003, the Company’s advances under this credit facility totaled approximately $2,200,000 pursuant to borrowings to finance the purchase of the Atrium Building.

For the period from January 1, 2003 through March 18, 2003, the Company sold 1,577,621 shares of common stock and 11,405 shares sold under the Company’s DRIP at $9.05 per share, resulting in additional gross proceeds before offering costs and selling commissions of approximately $15,749,266.

G REIT, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

	Initial Costs to Company			Gross Amount at Which Carried at Close of Period
	Encumbrance	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed
5508 Highway 290	$6,700,000	$1,535,875	$8,689,125	$1,535,875	$8,689,125	$10,225,000	$65,082	2001
Two Corporate Plaza	10,160,000	2,040,577	11,564,934	2,040,577	11,564,934	13,605,511	37,067	1989

Total	$16,860,000	$3,576,452	$20,254,059	$3,576,452	$20,254,059	$23,830,511	$102,149

Description	Date Acquired	Maximum Life on Which Depreciation in Latest Income Statement Is Computed
5508 Highway 290 West Building, TX	2002	39
Two Corporate Plaza, TX	2002	39

(a)  The changes in total real estate for the year ended December 31, 2002 are as follows:

2002
Balance at beginning of period	$—
Acquisitions	23,830,511
Dispositions	—

Balance at end of period	$23,830,511

(b)  The changes in accumulated depreciation for the year ended December 31, 2002 are as follows:

2002
Balance at beginning of period	$—
Additions	102,149
Deletions	—

Balance at end of period	$102,149

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 22, 2002, the Board of Directors dismissed the accounting firm of Squar, Milner, Reehl & Williamson, LLP and approved the engagement of Grant Thornton LLP, as its independent accountants. The decision to engage Grant Thornton was approved by the Board of Directors on the recommendation of its Audit Committee.

Squar Milner’s reports on the Company’s financial statements for the year ended December 31, 2001 contained no adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the period of Squar Milner’s engagement, the Company had no disagreements with Squar Milner on any matter of accounting principles of practices, financial statement disclosure or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Squar Milner, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. No reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) occurred during the period of Squar Milner’s engagement.

Squar Milner provided the Company a letter addressed to the Securities and Exchange Commission stating that it had reviewed the statements included in the Company’s Current Report on Form 8-K, dated August 22, 2002, and filed with the SEC on August 28, 2002, and that it agreed with the Company’s statements regarding Squar Milner. A copy of this letter, dated as of August 26, 2002, was filed as Exhibit 16.1 to the Current Report on Form 8-K.

Prior to its engagement, the Company did not consult with Grant Thornton regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that might be rendered on the Company’s financial statements or (3) any other matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

The Company’s current executive officers and directors and their positions and offices with the Company are as follows:

Name	Age	Position	Term of Office
Anthony W. Thompson	56	Chairman of the Board of Directors, Chief Executive Officer and President	Since 2001
Gary T. Wescombe	60	Director	Since 2001
Edward A. Johnson	50	Director	Since 2001
D. Fleet Wallace	35	Director	Since 2002
W. Brand Inlow	47	Director	Since 2002
William C. Daniel	44	Chief Financial Officer and Treasurer	Since 2001
Talle A. Voorhies	56	Vice President and Secretary	Since 2001
Jack R. Maurer	59	Executive Vice President	Since 2001

There are no family relationships between any directors, executive officers or between any director and executive officer.

Certain information regarding its directors and executive officers is set forth below.

Anthony W. (“Tony”) Thompson has served as Chairman of the Board of Directors, Chief Executive Officer and President of the Company since December 2001. He is a co-founder of the Advisor, Triple Net Properties, L.L.C., and has been its President since its inception in April 1998. He is also President and 100% owner of Triple Net Properties Realty, Inc., an affiliated real estate brokerage and management company that provides certain real estate brokerage and management services to the Company. Prior to April of 1998, Mr. Thompson was co-founder, co-owner, director and officer of a number of real estate investment entities, trading under the name The TMP Companies including the TMP Group, Inc., a full-service real estate investment group founded in 1978. Mr. Thompson has been the President and co-owner of the Dealer Manager, NNN Capital Corp. since 1986 and is a registered securities principal with the NASD. He is a 1969 graduate of Sterling College with a BS degree in Economics. Mr. Thompson holds the professional designation of Chartered Life Underwriter and Chartered Financial Consultant from the American College. He is a member of the Sterling College Board of Trustees and UCLA’s Athletic Fund Major Gifts Committee.

Gary T. Wescombe, CPA has served as a director of the Company since December 2001. Mr. Wescombe is a partner in Wescombe & Johnson in Newport Beach, California. From October 1999 to December 2001 he was a partner in Warmington Wescombe Realty Partners in Costa Mesa, California. At both companies his focus was on real estate investments and financing strategies. Prior to retiring in 1999, Mr. Wescombe was a Partner with Ernst & Young, LLP (formerly Kenneth Leventhal & Company) from 1970 to 1999. Mr. Wescombe helped to grow the Newport Beach office of Kenneth Leventhal & Company from an initial 20 person staff to over 200, and was promoted to head the audit department. As an Audit Partner in a national accounting firm, Mr. Wescombe has developed extensive SEC expertise and is recognized as an authority on many aspects of real estate. Mr. Wescombe received a BS in Accounting and Finance from San Jose State University in 1965 and is a member of the American Institute of Certified Public Accountants and California Society of Certified Public Accountants.

Edward A. Johnson, Ph.D. has served as a director of the Company since December 2001. Dr. Johnson is President of Sterling College, a small liberal arts college affiliated with the Presbyterian Church (USA) in Sterling, Kansas, where his major accomplishments include development of strategic and business plans, initiation of the nation’s first undergraduate program in social entrepreneurship and selection as the first leadership college by Habitat for Humanity. He was Executive Director, Arizona Commission for Post Secondary Education from 1992 to 1997, a Faculty Associate at Arizona State University, where he taught doctoral-level courses from 1984 to 1997 and Interim Associate Director for Academic Programs, Arizona Board of Regents from 1991 to 1993. Dr. Johnson received a BS in History and Political Science from Morningside College, Sioux City, Iowa in 1973, a JD from Creighton University School of Law, Omaha, Nebraska in 1976, and a Ph.D. in Higher Education Administration—Law and Education Specialization from Arizona State University, Tempe, Arizona in 1984.

D. Fleet Wallace has served as a director of the Company since April 2002. He is a principal and co-founder of Greystone Fund, L.P. and Greystone Capital Management, LLC, Greystone Fund’s general partner. The Greystone Fund is a professionally managed opportunity fund formed in September 2001 that invests primarily in promising venture capital opportunities and distressed assets in the form of real estate, notes and accounts receivable, inventory and other assets. Prior to founding Greystone Fund and Greystone Capital Management, from April 1998 to August 2001 Mr. Wallace served as corporate counsel and Assistant Secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. At United Dominion, he managed general corporate matters for over 150 affiliated entities, negotiated and executed numerous real estate acquisitions and dispositions, and provided legal support on over $1 billion in financing transactions. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with the firm of McGuire Woods in Richmond.

W. Brand Inlow has served as a director of the Company since April 2002. He is the President of Summit Realty Group, Inc. in Richmond, Virginia, a position he has held since September 2001. Summit Realty operates ten apartment communities in Virginia and North Carolina, and provides acquisition, brokerage, new third-party management, business and consulting services. Mr. Inlow also has established SRG Realty Advisors, LLC to acquire and develop apartment communities. Prior to joining Summit Realty, from November 1999 to September 2001, he was Vice President of Acquisitions for EEA Realty, LLC in Alexandria, Virginia. He was responsible for acquisition, disposition and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, from November 1991 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust, as Assistant Vice President and Senior Acquisition Analyst, where he was responsible for the acquisition of garden apartment communities.

William C. Daniel has served as Chief Financial Officer and Treasurer of the Company since December 2001. He also is the Chief Financial Officer of the Company’s Advisor, Triple Net Properties, LLC. Mr. Daniel has over 18 years of executive experience with banks, savings and loan associations, investment management, high tech and Internet companies. Beginning in 1984, he served as Financial Analyst in the Financial Planning & Analysis unit of First Interstate Bank of California. In 1986, Mr. Daniel began service as a Senior Financial Analyst with Great Western Bank in the Corporate Planning Department, where he rose to Vice President. In 1993, Mr. Daniel joined First Interstate Bancorp as Vice President, Mergers and Acquisitions, where he led four bank and savings institution acquisitions. In 1996, Mr. Daniel joined PIMCO Advisors LP, an investment management company as Manager, Financial Planning & Analysis. At PIMCO, Mr. Daniel managed financial analysis, financial applications and MIS areas. In 1998, Mr. Daniel founded Stone Circle Advisors LLC, an investment management and consulting company, and has consulted with a number of emerging Internet and technology companies. Mr. Daniel received a BA and a BBA, cum laude, from the University of Mississippi in 1980 and has an MBA from the Johnson Graduate School of Management at Cornell University in 1983.

Talle A. Voorhies has served as Vice President and Secretary of the Company since December 2001. She has served as Executive Vice President of the Advisor from April 1998 to December 2001, when she became Chief Operating Officer of the Advisor. Ms. Voorhies is President and Financial Principal of NNN Capital Corp., the Dealer Manager. From December 1987 to January 1999, Ms. Voorhies worked with the TMP Group, Inc., where she served as Chief Administrative Officer and Vice President of Broker/Dealer Relations. She is responsible for communications with the broker dealer network, due diligence activities, marketing and compliance, and investor services. MS. Voorhies is a registered representative with the NASD.

Jack R. Maurer has served as Executive Vice President of the Company since December 2001. He served as Chief Financial Officer of the Advisor, Triple Net Properties, L.L.C. from April, 1998 through December, 2001, when he became Chief Operating Officer and Financial Principal of NNN Capital Corp., the Dealer Manager. Mr. Maurer has over 29 years of real estate financial management experience, including Chief Financial Officer and Controller positions in residential and commercial development and the banking industry. From 1986 to April 1998, he was a General Partner and Chief Financial Officer of Wescon Properties, where he was involved in finance, accounting and forecasting. He also participated in the development and construction management process, including due diligence, design development, municipal processing, construction, marketing, property management and investor services. Mr. Maurer’s previous experience also includes experience with the national accounting firm of Kenneth Leventhal & Company. Mr. Maurer received a BS from California University at Northridge in 1973 and is a Registered Operations and Financial Principal with the NASD.

Committees of the Board of Directors

Acquisition Committee

Each of the Company’s acquisitions must be approved by the acquisition committee or a majority of the Company’s Board of Directors, including a majority of the independent directors, as being fair and reasonable to the Company and consistent with its investment objectives. The acquisition committee is currently comprised of all members of the Board of Directors. The advisor recommends suitable properties for consideration by the Board of Directors who, by majority vote, may elect to acquire or reject the property. Properties may be acquired from the Advisor or its affiliates or the Company’s officers and directors, provided that any interested or affiliated directors shall not vote on such an acquisition.

Audit Committee

The audit committee is comprised of Messrs. Wescombe, Wallace and Inlow. The audit committee:

•	makes recommendations to the Board of Directors concerning the engagement of independent certified public accountants;

•	reviews the plans and results of the audit engagement with the independent certified public accountants;

•	approves professional services provided by, and the independence of, the independent certified public accountants;

•	considers the range of audit and non-audit fees; and

•	consults with the independent certified public accountants regarding the adequacy of the Company’s internal accounting controls.

Executive Compensation Committee

The Board of Directors has established an executive compensation committee consisting of up to three directors, including at least two independent directors, to establish compensation policies and programs for our directors and executive officers. The members of the executive compensation committee are Messrs. Thompson, Wallace and Inlow. At present, the executive compensation committee serves only to determine the stock option grants under the Officer and Employee Stock Option Plan. However, at a later date, the executive compensation committee may exercise all powers of the Board of Directors in connection with establishing and implementing compensation matters, including incentive compensation and benefit plans, except for those which require actions by all of the directors under the Company’s articles of incorporation, bylaws or applicable law. Stock-based compensation plans will be administered by the Board of Directors if the members of the executive compensation committee do not qualify as “non-employee directors” within the meaning of the Exchange Act. The Executive Compensation Committee did not grant any options to officers or employees during 2002.

Item 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company’s executive officers are all employees of the Advisor and/or its affiliates. The Company does not pay any of these individuals cash compensation for serving in their respective positions.

Option/SAR Grants in Last Fiscal Year

	Individual Grants					Alternative to (f) and (g): Grant Date Value
(a) Name	(b) Number of Securities Underlying Options/SARs Granted #		(c) % of Total Options/SARs Granted to Employees in Fiscal Year	(d) Exercise or Base Price Per Share	(e) Expiration Date	(f) Grant Date Present Value ($)
Anthony Thompson	45,000	(1)(2)	50%	$9.05	10/29/12	$90,083	(3)

(1)	Options granted under the Officer and Employee Stock Option Plan (the “Plan”). These options are not exercisable unless the Plan is approved by a majority of the Company’s shareholders. To date, the Plan has not been submitted to shareholders for their approval.

(2)	The options were granted prior to the effective date of the Registration Statement, but were deemed effective as of October 29, 2002.

(3)	The fair value of options at date of grant was estimated using the Black-Scholes model using the following weighted average assumptions: expected life: 10 years; risk free interest rate: 2.5%; volatility: 0.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

(a) Name	(b) Shares Acquired on Exercise ($)	(c) Value Realized ($)	(d) Number of Securities Underlying Unexercised Options/SARs at FY-End Exercisable/Unexercisable	(e) Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Anthony Thompson	-0-	-0-	0/45,000	0/$	90,083

Compensation of Directors

The Company pays each independent director $1,000 for attending, in person or by telephone, each meeting of the Board of Directors or a committee thereof. Officers of the Company who served as directors in 2002 (Mr. Thompson) were not paid fees for serving as directors.

Under the Company’s Independent Director Stock Option Plan, the Company has authorized and reserved a total of 100,000 Shares for issuance to independent directors. The Plan provides for the grant of initial and subsequent options to purchase shares. Initial options are non-qualified stock options to purchase 5,000 shares at the applicable option exercise price granted to each independent director as of the date such individual becomes an independent director. Subsequent options are options to purchase 5,000 shares at the applicable option exercise price on the date of each annual shareholders’ meeting to each independent director so long as the individual is still in office. In 2002, the Company granted options to purchase 5,000 shares to each Independent Director under the Independent Directors Stock Option Plan. As of December 31, 2002, no options had been exercised. As of December 31, 2002, the Company has not granted any additional options under this plan.

Compensation Committee Interlocks and Insider Participation

During 2002, the following directors served on the Company’s Compensation Committee: Messrs. Thompson, Wallace and Inlow. Mr. Thompson also served as Chief Executive Officer and President.

Board Compensation Committee Report on Executive Compensation

The Compensation Committee may recommend awards of stock options to officers and other employees under the Company’s Officer and Employee Stock Option Plan.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2003 regarding the number and the percentage of shares beneficially owned by: (1) each director; (2) the CEO and each of the Company’s four most highly compensated executive officers other than the CEO if such officers salary and bonus for 2002 exceeded $100,000; (3) all directors and executive officers as a group; and (4) as of March 15, 2003, any person known to the Company to be the beneficial owner of more than 5% of the Shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class
Anthony W. Thompson(2)	27,625	1.28%
Gary T. Wescombe	-0-	0%
Edward A. Johnson	-0-	0%
D. Fleet Wallace	-0-	0%
W. Brand Inlow	-0-	0%
All Directors and Executive Officers as a group	27,625	1.28%

(1)	Beneficial ownership includes outstanding shares and shares that any person has the right to acquire within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

(2)	Includes 5,525 Shares owned by AWT LP, a Limited partnership controlled by Mr. Thompson and 22,100 shares owned by Triple Net Properties, LLC, a limited liability company controlled by Mr. Thompson.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Advisor is primarily responsible for managing the Company’s day-to-day business affairs and assets and carrying out the Board of Director’s directives. Several of the Company’s officers and directors serve in that same capacity for the Advisor, and own approximately 36% of the equity interest in the Advisor. The Advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. The Advisor currently advises more than 60 entities that have invested in properties located in California, Colorado, Hawaii, Kansas, Nevada, North Dakota, Texas and South Dakota.

Before the commencement of the Offering, the Advisor purchased 22,100 shares of Company common stock at a price of $9.05 per share for approximately $200,000 in cash. The Advisor intends to retain such shares while serving as the advisor to the Company.

The Advisor bears the expenses incurred in connection with supervising, monitoring and inspecting real property or other assets owned by the Company (excluding proposed acquisitions) or otherwise relating to its duties under the Advisory Agreement. Such expenses include employing its personnel, rent, telephone, equipment and other administrative expenses. The Company reimburses the Advisor for certain expenses incurred, including those related to proposed acquisitions and travel expenses. However, the Company will not reimburse the Advisor for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2% of Average Invested Assets or 25% of net income for such year. If the Advisor receives an incentive distribution, net income (for purposes of calculating operating expenses) excludes any gain from the sale of assets. Any amount exceeding the greater of 2% of Average Invested Assets or 25% of net income paid to the Advisor during a fiscal quarter will be repaid to the Company within 60 days after the end of the fiscal year. The Company bears its own expenses for functions not required to be performed by the Advisor under the Advisory Agreement, which generally include capital raising and financing activities, corporate governance matters, and other activities not directly related to real estate properties and other assets.

The Advisor is compensated by the Company for its services through a series of fees pursuant to the Advisory Agreement with the Company. In addition to fee compensation, the Advisor is reimbursed for organizational and offering costs and expenses it incurs on behalf of the Company. As of December 31, 2002, reimbursements of offering expenses of approximately $408,974 have been paid by the Company to the Advisor from offering proceeds and no amounts are currently due the Advisor. These reimbursements do not exceed the limitation disclosed in the Registration Statement (2.5% of gross offering proceeds).

Approximately $680,000 was earned by the Advisor and affiliates of the Advisor in connection with the Company’s acquisition of properties during the year ended December 31, 2002.

The Company has incurred approximately $1,732,148 of selling commissions, due diligence and certain fees paid to NNN Capital Corp., an affiliated entity, owned by Anthony W. Thompson, the CEO of the Company for the year ended December 31, 2002.

Item 14.    CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2002. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of documents filed:

(1)  The consolidated financial statements of the Company included in this report are set forth in Item 8.

(2)  Financial Statement Schedules:

The following financial statement schedule for the year ended December 31, 2001 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	46

All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)  Exhibits.  The following exhibits are filed as part of this document:

1.1

Form of Dealer Manager Agreement between G REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on July 3, 2002 (File No. 333-76498) and incorporated herein by this reference).

1.2

Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on July 6, 2002 (File No. 333-76498) and incorporated herein by this reference).

3.1

Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).

3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).

3.3

Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).

3.4

Amended and Restated Bylaws of the Company (included as Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).

3.5

Second Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by this reference).

3.6

Third Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on July 3, 2002 (File No. 333-76498) and incorporated herein by this reference).

4.1

Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.1

Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).

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

10.8

Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. and Triple Net Properties, LLC, as assigned to G REIT—55 Highway 290 West, LP (included as Exhibit 10.8 to the Form 8-K filed by the Company on September 30, 2002 and incorporated herein by reference).

10.9

First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included) as Exhibit 10.8 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).

10.10

Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, L.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G RET—Two Corporate Plaza (included as Exhibit 10.09 to the Form 8-K filed by the Company on December 13, 2002 and incorporated herein by reference).

10.11

Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT—Congress Center, LLC and WREIT—Congress Center, LLC (included as Exhibit 10.10 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).

10.12

Agreement of Sale and Purchase dated September 9, 2002, between 1200 N Street, Ltd. and Triple Net Properties, LLC, an assigned to GREIT—Atrium Building, LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).

10.13

Form of Escrow Agreement (included as Exhibit 10.13 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).

10.14

Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to GREIT—Park Sahara, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on March 28, 2003 and incorporated herein by reference).

23.1	Consent of Grant Thornton LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

Current Report on Form 8-K/A, dated September 13, 2002 and filed with the Commission on November 13, 2002, reporting under Items 2 and 7, the requisite financial information concerning the acquisition of 5508 Highway 290 West in Austin, Texas.

Current Report on Form 8-K, dated November 27, 2002 and filed with the Commission on December 13, 2002, reporting under Item 2, the requisite information concerning the acquisition of Two Corporate Plaza in Clear Lake, Texas.

(c)  See exhibit index included above.

(d)  None

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 31, 2003 by the undersigned, thereunto duly authorized.

G REIT, INC.
By:	/s/ ANTHONY W. THOMPSON
Anthony W. Thompson Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ANTHONY W. THOMPSON Anthony W. Thompson	Chief Executive Officer, President and Director	March 31, 2003

/s/ WILLIAM C. DANIEL William C. Daniel	Chief Financial and Accounting Officer	March 31, 2003

/s/ GARY T. WESCOMBE Gary T. Wescombe	Director	March 31, 2003

/s/ EDWARD A. JOHNSON Edward A. Johnson	Director	March 31, 2003

/s/ D. FLEET WALLACE D. Fleet Wallace	Director	March 31, 2003

/s/ W. BRAND INLOW W. Brand Inlow	Director	March 31, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony W. Thompson, certify that:

1.  I have reviewed this annual report on Form 10-K of G REIT, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ ANTHONY W. THOMPSON
Anthony W. Thompson Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William C. Daniel, certify that:

1.  I have reviewed this annual report on Form 10-K of G REIT, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ WILLIAM C. DANIEL
William C. Daniel Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH

REPORTS FILED PURSUANT TO SECTION 15(d) OF THE

ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders covering the registrant’s last fiscal year and no proxy statement, form of proxy or other proxy soliciting material has been sent to the registrant’s security holders with respect to any annual or other meeting of security holders; however, the registrant intends to furnish such report and proxy material to security holders subsequent to the filing of the annual report of their form 10-K and the registrant shall furnish copies of such material to the Commission when it is sent to security holders.