Form 10-Q
period 2003-03-31
G REIT INC
filed 2003-05-15
CIK 1164246

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-50261

G REIT, Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-2362509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 650 Santa Ana, California 92705 (Address of principal executive offices)	(877)888-7348 (Registrant’s telephone number, including area code)

N/A

(Former name)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      As of May 10, 2003, there were 5,387,731 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.

FORM 10-Q

For the quarterly period ended March 31, 2003

FORWARD-LOOKING STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

      G REIT, Inc.’s (the “Company’s”) registration statement on Form S-11/A (the “Registration Statement”) was declared effective July 22, 2002 by the Securities and Exchange Commission (“SEC”). In September 2002, the Company completed its first property acquisition and commenced its planned principal operations. The accompanying March 31, 2003 interim financial statements of the Company required to be filed with this Quarterly Report on Form 10-Q, together with the related Notes, were prepared by management without audit and commence on the following page. In the opinion of management, the interim financial statements present fairly the financial condition and results of operations of the Company. However, these interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2002 previously filed with the SEC.

G REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Real estate investments:
Operating properties	$28,218,449	$23,830,511
Investments in unconsolidated real estate	14,833,965	—

	43,052,414	23,830,511
Less accumulated depreciation	(251,993)	(102,149)

	42,800,421	23,728,362
Cash and cash equivalents	5,082,739	8,378,891
Accounts receivable	32,403	98,149
Accounts receivable from related parties	4,063	4,063
Real estate deposits	—	2,270,985
Deferred financing costs	117,222	205,056
Other assets, net	1,546,274	1,775,803

Total assets	$49,583,122	$36,461,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$678,677	$770,770
Mortgage loans payable	10,159,067	16,860,000
Line of credit	2,200,000	—
Security deposits and prepaid rent	321,113	370,539
Distributions payable	227,464	109,642

	13,586,321	18,110,951

Commitments and contingencies	—	—

Shareholders’ equity
Common stock, $.01 par value; 50,000,000 shares authorized; 4,150,131 issued and outstanding at March 31, 2003 and 2,158,417 shares issued and outstanding at December 31, 2002	41,501	21,584
Additional paid-in capital	36,459,358	18,582,586
Distributions in excess of earnings	(504,058)	(253,812)

	35,996,801	18,350,358

Total liabilities and shareholders’ equity	$49,583,122	$36,461,309

The accompanying notes are an integral part of these

condensed consolidated financial statements.

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Three Months
Ended
March 31,
2003

(Unaudited)
Revenues
Rental income	$1,474,838
Interest income	11,989

1,486,827

Expenses
Rental expenses	543,405
General and administrative	134,551
Depreciation	149,844
Interest (including amortization of deferred financing costs)	425,123

1,252,923

Income before equity in earnings of unconsolidated real estate	233,904
Equity in earnings of unconsolidated real estate	67,379

Net income	$301,283

Net income per common share — basic and diluted	$0.11

Weighted average number of common shares outstanding — basic and diluted	2,704,861

Dividends declared	$551,529

The accompanying notes are an integral part of these

condensed consolidated financial statements.

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2003
(Unaudited)

	Number of		Additional	Distributions in
	Shares	Par Value	Paid-in Capital	Excess of Earnings	Total

BALANCE — December 31, 2002	2,158,407	$21,584	$18,582,586	$(253,812)	$18,350,358
Issuance of common shares, net of offering costs of $1,980,742	1,991,724	19,917	17,876,772		17,896,689
Distributions	—	—	—	(551,529)	(551,529)
Net income	—	—	—	301,283	301,283

BALANCE — March 31, 2003	4,150,131	$41,501	$36,459,358	$(504,058)	$35,996,801

The accompanying notes are an integral part of these

condensed consolidated financial statements.

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months
Ended
March 31,
2003

(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$301,283
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	149,844
Amortization of financing costs	117,222
Equity in earnings of unconsolidated real estate, net of distributions	(67,379)
Change in operating assets and liabilities:
Accounts receivable	65,746
Other assets	200,141
Accounts payable and accrued expenses	(92,092)
Tenant security deposits	(49,426)

Net cash provided by operating activities	625,339

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in unconsolidated real estate	(14,766,585)
Purchase of real estate operating properties	(4,303,984)
Capital expenditures	(83,954)
Decrease in real estate deposits	2,270,985

Net cash used in investing activities	(16,883,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(6,700,933)
Proceeds from issuance of common stock, net	17,896,689
Borrowings under credit facility	2,200,000
Distributions to shareholders	(433,709)

Net cash provided by financing activities	12,962,047

NET DECREASE IN CASH	(3,296,152)

CASH AND CASH EQUIVALENTS — beginning of period	8,378,891

CASH AND CASH EQUIVALENTS — end of period	$5,082,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$307,901

Income taxes	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of common stock for dividends reinvested	$178,982

The accompanying notes are an integral part of these

condensed consolidated financial statements.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

1.	Organization

      G REIT, Inc. (the “Company”), was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was incorporated to raise capital and acquire ownership interests in office, industrial, retail and service real estate properties with a government-tenant orientation. In September 2002, the Company completed its first property acquisition and commenced its planned principal operations. As of March 31, 2003, the Company owned three office properties and two tenant in common interests in office properties.

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement between the Company and the Advisor has a one year term and is subject to successive renewals with the written consent of the parties including a majority of the independent directors. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor (see Note 7).

      Pursuant to a Registration Statement on Form S-11/ A under the Securities Act of 1933, as amended, the Company offered for sale to the public on a “best efforts” basis a minimum of 100,000 and a maximum of 20,000,000 shares of its common stock at a price of $10 per share (the “Offering”) and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan under which its shareholders may elect to have dividends reinvested in additional shares at $9.50 per share. The Registration Statement was declared effective by the SEC on July 22, 2002. As discussed in the Registration Statement, the Company plans to principally use the net Offering proceeds from the sale of shares to acquire ownership interests in real estate properties. The Company intends to finance property acquisitions with a combination of net Offering proceeds and debt secured by the acquired properties.

      The Company owns all of its interests in properties through its majority-owned subsidiary, G REIT, L.P., a Virginia limited partnership (the “Operating Partnership”), and conducts substantially all of its operations through the Operating Partnership. As of March 31, 2003, the Company was the sole general partner of the Operating Partnership and owned substantially all of the equity interests therein, except for 100 incentive non-voting ownership units issued to the Company’s Advisor. The incentive units entitle the Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to the Company’s shareholders (as defined in the Registration Statement). In addition, the Advisor is entitled to incentive distributions from net proceeds from the sale of properties after the Company’s shareholders have received distributions equal to their invested capital, as defined, plus an 8% return on such invested capital.

2.	Interim Financial Statements and Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of the Company, G REIT, L.P. and the wholly owned subsidiaries of G REIT, L.P.; all material inter-company transactions and account balances have been eliminated in consolidation. All references to the Company include the Operating Partnership and its subsidiaries.

      The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted. In the opinion of management, all normal and recurring adjustments considered necessary for the fair presentation of

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(Unaudited)

the Company’s financial position, results of operations and cash flows have been included. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. No financial statements have been presented for the corresponding periods in 2002 since the Company’s operations did not commence until the quarter ended September 30, 2002. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC.

Real Estate Investments

Operating Properties

      Operating properties are carried at cost less accumulated depreciation. Cost includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

      Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indications of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows, excluding interest, predicted to be generated by that asset. As of March 31, 2003, no indicators of impairment existed and no impairment losses have been recorded.

      The Company follows the provisions of EITF 97-11, Accounting for Internal Costs Related to Real Estate Property Acquisitions. Accordingly, the Company does not capitalize acquisition costs incurred in conjunction with the identification and acquisition of properties to be held for operations. Expenses associated with the Company’s acquisitions are included in general and administrative expenses.

Investments in Unconsolidated Real Estate

      Investments in unconsolidated real estate are accounted for using the equity method of accounting. Disposition of investments accounted for using the equity method are classified within continuing operations in conformity with APB No. 18.

Financing Costs

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

Income Taxes

      The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Internal Revenue Code (the “Code”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(Unaudited)

corporate tax rates. As of March 31, 2003, the Company was in compliance with all relevant REIT requirements.

Per Share Data

      The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings per share attributable for all periods presented is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of common shares and all potentially dilutive securities. As of March 31, 2003, there are no potentially dilutive securities.

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

      Concurrent with commencement of the Offering, the Company adopted stock option plans for (1) independent and outside directors and (2) its officers and employees. Pursuant to the provisions of the Company’s option plans, as amended on July 22, 2002, the Company granted 20,000 options under its independent director stock option plan (the “Directors Plan”) and 90,000 options under its officer/employee stock option plan (the “Officer/ Employee Plan”) to purchase Company common stock at $9.05 per share, which is the Offering price per share net of estimated selling commission and other offering costs. Shares of common stock issued upon the exercise of such options will have certain transferability restrictions. The unregistered public sale of restricted stock, which is governed by Rule 144 of the Securities Act of 1933, as amended, is prohibited during the first year of ownership and limited as set forth in such rule during the second year of ownership.

      The stock options described above will expire ten years from the grant date and will be exercisable in whole or in part upon the second anniversary of the grant date; provided, however, that if the exercise of any stock option would cause the aggregate of all Company stock owned by the Advisor, the Dealer Manager of the Offering (NNN Capital Corp., formerly Stafford Capital Corp., an affiliate of the Company and the Advisor), their affiliates, and the Company’s officers and directors to exceed 10.0% of the total outstanding shares of the Company’s common stock, such exercise would be delayed until the first date on which the exercise would not cause such limit to be exceeded. The Company has authorized and reserved a total of 100,000 shares and 400,000 shares for issuance under the Directors Plan and the Officer/ Employee Plan, respectively.

      The option grants are subject to shareholder approval of the option plans. As of March 31, 2003, the option plans have not been submitted to shareholders for their approval and, therefore, for accounting purposes, they are not considered outstanding.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(Unaudited)

Derivative Instruments and Hedging Activities

      During the normal course of business, the Company is exposed to the effects of changes in interest rates. The Company limits these risks by following established risk management policies and procedures, which may include the use of derivatives. For interest rate exposures, interest rate swaps may be used primarily to hedge the cash flow risk of variable rate borrowing obligations.

      As of March 31, 2003, the Company had not entered into any derivative contracts. The Company, however, has established policies regarding derivative contracts including (i) a prohibition against the use of derivatives for trading or speculative purposes and (ii) a requirement to enter into such contracts only with major financial institutions. When viewed in conjunction with the underlying and offsetting interest rate exposure derivatives are designed to hedge, management does not anticipate any material adverse effect on net income, cash flows or financial position in the future from the use of derivatives.

      Interest rate swaps are derivative contracts that convert variable payments to fixed payments and act as cash flow hedges. Hedging relationships that are fully effective have no effect on net income or funds from operations. The unrealized gains and losses in the fair value of these interest rate swaps are reported on the balance sheet, as a component of other assets or other liabilities as appropriate, with a corresponding adjustment to accumulated other comprehensive income (loss).

      On May 2, 2003, the Company entered into an interest swap agreement with its line of credit lenders, LaSalle Bank National Association (“LaSalle”). For more information on this interest rate swap, see Note 9 — “Subsequent Events.”

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 rescinds three existing pronouncements (relating to the intangible assets of motor carriers and certain debt extinguishments), amends SFAS No. 13 (“Accounting for Leases”), and makes technical corrections that are not substantive in nature to several other pronouncements. The amendment of SFAS No. 13, which is effective for transactions occurring after May 15, 2002, requires sale-leaseback accounting by lessees for certain lease modifications that are economically similar to sale-leaseback transactions. SFAS No. 145 did not affect the accompanying financial statements, and is not presently expected to have a significant impact on the Company’s future financial statements.

      In June, 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 146 is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation,

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(Unaudited)

and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management’s intent, and requires that liabilities be measured at estimated fair value. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of FASB Statement No. 123. The disclosure requirements of Statement 123, “Accounting for Stock-Based Compensation”, which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. Before amendment by Statement 148, Statement 123 required entities changing to the fair value method of accounting for stock-based employee compensation to account for the change in method prospectively. The FASB decided to provide a choice among three transition methods (the prospective method originally required by Statement 123, the modified prospective method, and the retroactive restatement method) for entities voluntarily adopting the fair value method in periods beginning before December 16, 2003. Statement 123’s original prospective transition method will not be available to entities changing to the fair value method in fiscal years beginning after December 15, 2003. The amendments to the disclosure and transition provisions of Statement 123 are effective for fiscal years ending after December 15, 2002. Calendar year-end entities are required to include the new disclosures in their 2002 financial statements. The disclosure requirement for interim financial information is effective for interim periods beginning after December 15, 2002. The Company has adopted the interim disclosure requirements of SFAS 148 in the accompanying consolidated financial statements. The implementation of this standard did not have a material effect upon the Company’s financial statements.

      The FASB has issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” — an interpretation of FASB Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying consolidated financial statements for March 31, 2003, with no additional disclosure required.

      The FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities” — an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the FASB indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(Unaudited)

applies to public enterprises as of the beginning of the applicable interim or annual period. Management believes the implementation of this Interpretation will not have a material effect upon the Company’s financial statements.

3.	Real Estate Investments

Wholly Owned Properties

      The Company’s operating properties at March 31, 2003 were as follows:

	Percentage		Buildings and
	Ownership	Land	Improvements	Total

5508 Highway 290 West Office Complex, Austin, TX	100.0%	$1,535,875	$8,689,125	$10,225,000
Two Corporate Plaza, Houston, TX	100.0%	2,040,577	11,648,887	13,689,464
Atrium Building, Lincoln, NE	100.0%	1,075,996	3,227,988	4,303,984

		4,652,448	23,566,000	28,218,448
Less accumulated depreciation		—	(251,993)	(251,993)

		$4,652,448	$23,314,007	$27,966,455

      On January 31, 2003, GREIT — Atrium Building, LLC, a wholly owned subsidiary of G REIT, L.P., purchased the Atrium Building in Lincoln, Nebraska from an unaffiliated third-party for a purchase price of approximately $4,303,000. The property is encumbered by two ground leases under parts of the office building which expire in 2054 and 2055, respectively, including renewal options. The Company funded the purchase price with $2,200,000 in borrowings under its credit facility arranged through LaSalle (See Note 4). The Company is required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced.

Investments in Unconsolidated Real Estate

      On January 9, 2003, GREIT — Congress Center, LLC, a wholly owned subsidiary of G REIT L.P., purchased a 30% undivided tenant in common interest in Congress Center, a 16-story Class A office building of approximately 525,000 square feet located in Chicago, Illinois. NNN Congress Center, LLC and WREIT — Congress Center, LLC, affiliates of the Company, simultaneously purchased undivided tenant in common interests totaling approximately 70% ownership of the property. The property was purchased from an unaffiliated third party for a purchase price of $136,108,000. The Company’s cash investment was approximately $14,556,000. Its total investment consisted of the Company’s proportionate share of the purchase price of approximately $40,832,000 (consisting of approximately $12,047,000 in cash and $28,785,000 in debt), plus $2,509,000 for the Company’s proportionate share of closing costs, loan fees and reserves. The Company is jointly and severally liable for the total debt of $95,950,000 and any subsequent increases in the total debt.

      On March 18, 2003, GREIT — Park Sahara, LLC, a wholly owned subsidiary of G REIT, L.P., purchased a 4.75% undivided tenant in common interest in Park Sahara, a five-building Class B office park containing a total of approximately 123,709 square feet on an approximately 6.95 acre site located in Las Vegas, Nevada. The remaining undivided tenant in common interest was purchased by NNN Park Sahara, LLC, an affiliate of the Company. The property was purchased from an unaffiliated third party for a total purchase price of $12,200,000. The Company’s total cash investment was approximately $211,000. The

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(Unaudited)

Company’s proportionate share of the total purchase price was approximately $579,500 including $399,000 in debt. The Company’s liability for the debt is limited to the amount of its investment in the property.

      Unaudited condensed combined financial information as of March 31, 2003 and for the three months then ended for the Company’s equity method investments described above is presented below.

Real estate operating properties	$150,422,140
Other assets	1,351,872

Total assets	$151,774,012

Notes payable secured by real estate operating properties	$104,275,000
Other liabilities	4,512,460

Total liabilities	108,787,460
Total equity	42,986,552

Total liabilities and equity	$151,774,012

The Company’s equity	$14,833,965

Revenues	$2,690,199
Rental and other expenses	(1,586,540)
Interest expense	(853,361)

Net earnings	$250,298

The Company’s equity in net earnings	$67,379

4.	Notes Payable

Line of Credit

      In January 2003, the Company obtained a new credit facility with a maximum amount of $25,000,000 through LaSalle which matures on January 30, 2006. Advances under this credit facility (1) are made for the purchase of properties by the Company and collateralized by the related property; (2) bear interest at the choice of the Company at the Prime Rate or the LIBOR plus a margin of 2.50% per annum, declining to 2.25% when the Company meets certain conditions, which include attaining $50,000,000 in net worth, no default on advances, and full compliance with other covenants under the credit facility; (3) are subject to a floor rate of 4.15% per annum; and (4) require interest only payments on a monthly basis. In connection with this credit facility, the Company has granted LaSalle a right of first refusal to finance the purchase of properties by the Company.

      Properties financed by borrowings under the LaSalle line of credit are required to meet certain minimum loan to value, debt service coverage and other requirements on a combined basis. As of March 31, 2003, the Company was in compliance with all such requirements.

      As of March 31, 2003, the Company’s borrowings under this credit facility totaled $2,200,000 to finance the purchase of the Atrium Building. Undrawn amounts under the credit facility totaled $22,800,000 as of March 31, 2003. The weighted average interest rate on the line of credit for the quarter ended March 31, 2003 was 4.15%.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(Unaudited)

      On March 31, 2003, the Company paid in full the $6,700,000 loan outstanding on the 5508 Highway 290 West Office Complex. In April 2003, LaSalle advanced $5,150,000 under the Company’s credit facility to refinance the property.

Loan Payable

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

      As of March 31, 2003, the Company had sold approximately 4,150,131 shares of its common stock (“Shares”) for aggregate gross proceeds before offering costs and selling commissions of approximately $41,417,000. Of these amounts, approximately 22,100 shares or $200,005 of the Company’s common stock were sold to the Advisor, and approximately 9,595 shares or $86,836 of the Company’s common stock were sold to other affiliated parties. In addition, 26,616 shares totaling approximately $241,000 have been sold under the Company’s Dividend Reinvestment Program (“DRIP”) through March 31, 2003.

      In connection with the Offering, the Company incurred approximately $4,917,000 of costs related to the issuance and distribution of Shares through the quarter ended March 31, 2003. Such amount includes a total of approximately $3,455,000 paid to the Dealer Manager of the Offering (NNN Capital Corp., formerly Stafford Capital Corp., which is wholly owned by the Company’s CEO), and is principally comprised of selling commissions, and investor marketing and due diligence costs. In addition, approximately $1,462,000 was paid to the Advisor for offering expenses.

      The Company has established an annual dividend rate and has committed to paying monthly dividends at an annual rate of $0.725 per share to the extent of available funds. Beginning September 1, 2002, the Company began paying monthly dividends to shareholders of record as of the end of the preceding month. Through March 31, 2003, the Company had declared total dividends of $830,992 and paid total cash dividends of $603,528.

      On March 22, 2003, the Company’s Board of Director’s approved an increase in the dividend rate to $0.750 per share effective with the June 1, 2003 payment.

6.	Dividend Reinvestment Program

      Effective with the Offering, the Company adopted a DRIP that allows Company shareholders to purchase up to 1,000,000 shares of common stock through reinvestment of dividends, subject to certain conditions. The Company registered and reserved 1,000,000 shares for distribution pursuant to the DRIP.

      During the quarter ended March 31, 2003, the Company issued 19,777 Shares under the Company’s DRIP.

7.	Advisory Agreement and Related Party Transactions

Advisory Agreement

      Under the terms of the Advisory Agreement, the Advisor has responsibility for the day-to-day operations of the Company; administers the Company’s accounting and bookkeeping functions; serves as a consultant in

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(Unaudited)

connection with policy decisions to be made by the Company’s Board of Directors; manages the Company’s property; and renders other services deemed appropriate by the Company’s Board of Directors. The Advisor bears the expenses incurred for the performance of its services and is entitled to reimbursement subject to certain limitations. Fees and costs reimbursed to the Advisor cannot exceed 2% of average invested assets or 25% of net income for the previous four quarters as defined. During the quarter ended March 31, 2003, there were no reimbursements to the Advisor for costs and expenses relating to the Advisory Agreement.

Offering Expenses

      The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) which together exceed 14% of the gross Offering proceeds. Effective October 17, 2002, the Board of Directors of the Company lowered the limitation on offering and organizational expenses to be borne by the Company from 15% to 14% of the total proceeds raised in the Offering.

      Through March 31, 2003, total offering expenses incurred by the Advisor and affiliates totaled approximately $4,917,000, all of which have been borne by the Company, pursuant to the limitation described above. The amounts borne by the Company are reflected as a reduction of additional paid in capital.

Real Estate Commissions

      In connection with the acquisition of the Atrium Building, the seller of the property paid a real estate sales commission to Triple Net Properties Realty, Inc. (“Realty”), an affiliate of the Advisor, totaling $132,000, or approximately 2.9% of the purchase price.

      In connection with the acquisition of the undivided tenant in common interest in Congress Center, the seller of the property paid a real estate commission of $2,000,000 or approximately 1.5% of the purchase price to Realty, the Company’s proportionate share of which was $600,000.

      In connection with the acquisition of the undivided tenant in common interest in Park Sahara, the seller of the property paid a real estate sales commission of $328,000 or approximately 2.6% of the purchase price to Realty, the Company’s proportionate share of which was $15,600.

Property Management Fees

      The Company pays Realty property management fees equal to 5% of the gross income of each property managed by Realty. All of the Company’s properties are managed by Realty and, through March 31, 2003, the Company had paid Realty approximately $80,000 in property management fees.

Incentive Distributions

      The Advisor owns 100 non-voting incentive performance units in G REIT, L.P., the Company’s Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s shareholders have received an 8% annual return on their invested capital. No incentive distributions were made to the Advisor for the quarter ended March 31, 2003.

8.     Commitments and Contingencies

Acquisitions

      On March 31, 2003, the Advisor entered into a contract on the Company’s behalf with an unaffiliated third-party seller for the acquisition of Park on the Bayou, a six-story Class A office building with

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(Unaudited)

approximately 159,563 square feet on a 2.684 acre site in Houston, Texas. The property is 100% leased, with over 99% of the property leased to the Federal Bureau of Investigation. The purchase price for the property is approximately $12,360,000. The seller will pay Realty a commission of $360,000 at settlement for arranging the purchase. Closing of this acquisition is anticipated during the second quarter of 2003. The Company has a deposit of $250,000 related to this potential acquisition. Under certain circumstances, such deposits may be nonrefundable.

      In addition, the Company has real estate deposits outstanding and management is currently considering several other potential property acquisitions. The decision to acquire one or more of these properties will generally depend upon:

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

     Contingent Loan Obligation

      In connection with the purchase of its tenant in common interest in Congress Center (see Note 3), the Company is jointly and severally liable on two loans encumbering the property with a maximum principal amount of $95,950,000 and maturing through January 2006. The loans are cross-collateralized and cross-defaulted. The other tenants-in-common owners of the property are affiliated companies controlled by the Advisor. The Company’s joint and several obligation under these loans constitutes a guarantee of entities under the common control of the Advisor, and as a result, it is exempted from the initial recognition and measurement required by FIN 45 and no liability related to this obligation has been recorded in the accompanying consolidated financial statements. In the event of a loan default by the other property owners of Congress Center, the Company may be responsible for fully repaying the loans and accrued interest thereon. In such event, the Company would then have recourse against the other property owners and be able to proportionately increase its ownership interest in the property.

9.     Subsequent Events

      In April 2003, LaSalle advanced $5,150,000 under the Company’s line of credit to refinance the 5508 Highway 290 West Office Complex property.

      On April 25 2003, the Company, through its wholly owned subsidiary, GREIT — Department of DCF, LLC, purchased the Department of Children and Families Campus, consisting of one one-story and two three-story Class B buildings with a total of approximately 124,037 square feet located on a 9.4 acre site located in Plantation, Florida. The property is approximately 92% leased to several state and local Florida government agencies. The property was purchased from an unaffiliated third party for a purchase price of $11,580,000. The purchase was financed with $7,605,000 in borrowings under the Company’s credit facility with LaSalle. The Company is required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced. The seller of the property paid a sales commission to Realty of $300,000, or approximately 2.6% of the purchase price.

      On April 29, 2003, La Salle increased the amount available under the Company’s line of credit facility from $25,000,000 to $40,000,000 and decreased the floor rate from 4.15% to 3.90% per annum. The credit

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MARCH 31, 2003
(Unaudited)

facility matures on January 30, 2006. Outstanding borrowings under the credit facility totaled approximately $26,400,000 as of May 2, 2003.

      On May 2, 2003, the Company entered into an interest rate swap contract with La Salle to hedge its exposure to approximately $26,400,000 in variable rate borrowings under its credit facility with La Salle by effectively paying a fixed 4.53% rate of interest over the term of the swap agreement. Management considers this interest rest rate swap agreement to be fully effective in hedging the variable rate risk associated with the hedged $26,400,000 in borrowings under the credit facility.

      On May 2, 2003, the Company, through its wholly owned subsidiary, GREIT — Gemini Plaza, LLC, purchased Gemini Plaza, a six-story Class A office building with approximately 158,627 square feet on a 7.02 acre site located in Houston, Texas. The property is 100% leased to the United Space Alliance, a joint venture between government contractors Boeing Company and Lockheed Martin Corporation. The property was purchased from an unaffiliated third party for a purchase price of $15,000,000. The purchase was financed with $9,815,000 in borrowings under the Company’s credit facility with LaSalle. The Company is required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced. The seller of the property paid a sales commission to Realty of $325,000, or approximately 2.2% of the purchase price.

      On May 6, 2003, La Salle advanced additional funds in the amounts of $690,000 and $1,545,000 collateralized by the Atrium Building and 5508 Highway 290 West Office Complex, respectively. The borrowing proceeds were used primarily to reimburse the Company for funds used in property acquisitions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Company’s financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect the Company’s financial position as of March 31, 2003, together with results of operations and cash flows for the quarter then ended. The Company did not begin significant business operations until the third quarter of 2002. Prior to that time the Company was primarily raising capital and establishing a corporate infrastructure to support planned operations.

Forward-Looking Statements

      Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for operating properties in the Company’s current and proposed market areas and generally accepted accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law.

Overview and Background

      The Company was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Internal Revenue Code (the “Code”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. As of March 31, 2003, the Company was in compliance with all relevant REIT requirements.

      The Company was incorporated to raise capital and acquire ownership interests in office, industrial, retail and service real estate properties, a number of which will have a government-tenant orientation. As of March 31, 2003, the Company owned three office properties and two undivided tenant in common interests in office properties.

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement between the Company and the Advisor has a one year term, and is subject to successive renewals with the written consent of the parties including a majority of the independent directors. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor.

Public Offering of Equity Securities/ Use of Proceeds

      Pursuant to a Registration Statement on Form S-11/ A under the Securities Act of 1933, as amended, the Company offered for sale to the public on a “best efforts” basis a minimum of 100,000 and a maximum of 20,000,000 shares of its common stock at a price of $10 per share (the “Offering”) and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan under which its shareholders may elect to have dividends reinvested in additional shares at $9.50 per share. The Registration Statement was declared effective by the SEC on July 22, 2002. As discussed in the Registration Statement, the Company plans to principally use the net Offering proceeds from the sale of shares to acquire ownership interests in real estate properties. The Company intends to finance property acquisitions with a combination of net Offering proceeds and debt secured by the acquired properties.

      As of March 31, 2003, the Company had sold approximately 4,150,131 shares of its common stock (“Shares”) for aggregate gross proceeds before offering costs and selling commissions of approximately $41,417,000. Of these amounts, approximately 22,100 shares or $200,005 of the Company’s common stock were sold to the Advisor, and approximately 9,595 shares or $86,836 of the Company’s common stock were sold to other affiliated parties. In addition, 26,616 shares totaling approximately $241,000 have been sold under the DRIP through March 31, 2003.

      In connection with the Offering, the Company incurred approximately $4,917,111 of costs related to the issuance and distribution of Shares through the quarter ended March 31, 2003. Such amount includes a total of approximately $3,455,000 paid to the Dealer Manager of the Offering (NNN Capital Corp., formerly Stafford Capital Corp., which is wholly owned by the Company’s CEO), and is principally comprised of selling commissions, and investor marketing and due diligence costs. In addition, approximately $1,462,000 was paid to the Advisor for offering expenses.

Critical Accounting Policies

      The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate assets, deferred assets and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Revenue Recognition and Allowance for Doubtful Accounts

      Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. The Company will maintain, as necessary, an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which will result in a reduction to income. Management will determine the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

Impairment of Real Estate Assets

      The Company assesses the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators management considers important which could trigger an impairment review include the following:

•	significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.

Deferred Assets

      Costs incurred for debt financing and property leasing are capitalized as deferred assets. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in the Company’s statements of operations. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Unamortized financing and leasing costs are charged to expense in the event of debt prepayment or early termination of the lease.

Qualification as a REIT

      The Company has made an election to be taxed as a REIT in 2002. If the Company was to fail to qualify as a REIT, it would be, among other things, required to provide for federal income taxes on its income and reduce the level of distributions made to its shareholders. Critical estimates include the allocation of cost between personal and real property, and the calculation of earnings and profits for tax purposes, among others.

Acquisitions During the Quarter Ended March 31, 2003

Wholly Owned Property

Atrium Building, Lincoln, Nebraska

      On January 31, 2003, GREIT — Atrium Building, LLC, a wholly owned subsidiary of G REIT, L.P., purchased the Atrium Building in Lincoln, Nebraska from an unaffiliated third-party for a purchase price of $4,532,000. The property is encumbered by two ground leases under parts of the office building which expire in 2054 and 2055, respectively, including renewal options. The Company funded the purchase price with $2,200,000 in borrowings under its new credit facility arranged through LaSalle. The Company is required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced.

Investments in Unconsolidated Real Estate

Congress Center, Chicago, Illinois

      On January 9, 2003, GREIT — Congress Center, LLC, a wholly owned subsidiary of G REIT L.P., purchased a 30% undivided tenant in common interest in Congress Center, a 16-story Class A office building of approximately 525,000 square feet located in Chicago, Illinois. NNN Congress Center, LLC and WREIT — Congress Center, LLC, affiliates of the Company, simultaneously purchased undivided tenant in common interests totaling approximately 70% ownership of the Property. The property was purchased from an unaffiliated third party for a purchase price of $136,108,000. The Company’s cash investment was approximately $14,556,000. Its total investment consisted of the Company’s proportionate share of the purchase price of approximately $40,832,000 (consisting of approximately $12,047,000 in cash and $28,785,000 in debt), plus $2,509,000 for the Company’s proportionate share of closing costs, loan fees and reserves. The Company is jointly and severally liable for the total debt of $95,950,000 and any subsequent increases in the total debt.

Park Sahara, Las Vegas, Nevada

      On March 18, 2003, GREIT — Park Sahara, LLC, a wholly owned subsidiary of G REIT, L.P., purchased a 4.75% undivided tenant in common interest in Park Sahara, a five-building Class B office park containing a total of approximately 123,709 square feet on an approximately 6.95 acre site located in Las Vegas, Nevada. The remaining undivided tenant in common interest was purchased by NNN Park Sahara, LLC, an affiliate of the Company. The property was purchased from an unaffiliated third party for a total purchase price of $12,200,000. The Company’s total cash investment was approximately $211,000. The Company’s proportionate share of the total purchase price was approximately $579,500 including $399,000 in debt. The Company’s liability for the debt is limited to the amount of its investment in the property.

Results of Operations

      The Company commenced its planned principal operations in the third quarter of 2002 when it completed its first property acquisition, the 5508 Highway 290 West Office Complex. Because the Company did not commence operations until the third quarter of 2002, comparative financial data are not presented for the prior fiscal year.

Three Months Ended March 31, 2003

      The Company reported net income of $301,283 or $0.11 per share and declared dividends of $551,529 or $0.20 per share for the quarter ended March 31, 2003.

      Gross revenues of the Company of $1,486,827 for the three months ended March 31, 2003, represented rental income generated from acquired properties and interest income earned on Offering proceeds held by the Company as cash and cash equivalents pending investment in properties or use for corporate operations. Management expects rental income to increase during subsequent quarters relative to the quarter ended March 31, 2003 due to the ownership of recently acquired properties for a full quarter of operations and the planned acquisition of additional properties.

      Expenses of the Company were $1,252,923 for the three months ended March 31, 2003, and consisted primarily of rental expenses of $543,405, interest (including amortization of loan costs) of $425,123 associated with the notes payable obtained upon the acquisition of 5508 Highway 290 West Office Complex and Two Corporate Plaza and the borrowing under the line of credit facility for the purchase of the Atrium Building, depreciation totaling $149,844 and general and administrative expenses inclusive of acquisition, legal and organizational expenses totaling $134,551. Management expects rental expenses, interest, depreciation and general and administrative expenses to increase on a basis commensurate with the ownership of recently acquired properties during full quarterly reporting periods and the planned acquisition of additional properties.

      Of the Company’s $67,379 equity in the earnings of unconsolidated real estate for the quarter ended March 31, 2003, the majority, approximately $65,929, was contributed by its 30% undivided tenant in common ownership interest in Congress Center. The remainder, approximately $1,450, was contributed by the 4.75% undivided tenant in common ownership interest in Park Sahara. Management expects equity in the earnings of unconsolidated real estate generated by these investments to increase as the underlying properties become fully leased.

Liquidity and Capital Resources

Capital Resources

      At March 31, 2003, the Company had $5,082,739 of cash to meet its immediate short-term liquidity requirements. Management expects that future short-term liquidity requirements will be financed by net cash flow from operations and existing working capital. Operating cash flows are expected to increase as additional properties are added to the Company’s portfolio. Cash and cash equivalents decreased $3,296,152 from $8,378,891 as of December 31, 2002 to $5,082,739 as of March 31, 2003 principally as a result of the repayment of the $6,700,000 note payable on the 5508 Highway 290 West Office Complex. In April 2003, LaSalle advanced $5,150,000 under the Company’s credit facility to refinance the property.

      The Company anticipates that adequate cash will be generated from operations to fund its operating and administrative expenses, continuing debt service obligation and the payment of dividends in the foreseeable future.

      The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Code, to its shareholders, among other requirements. The Company expects to continue to use its cash flow from operating activities for distributions to shareholders and to support the operating activities of the Company. The Company invests amounts accumulated for distribution in short-term investments.

      Cash dividends for the three months ended March 31, 2003, totaled $433,709. The Company currently pays cash dividends monthly at an annual rate of $0.725 per share. On March 22, 2003, the Company’s Board of Director’s approved an increase in the dividend rate to $0.750 per share effective with the June 1, 2003 payment. Dividends are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to meet REIT status under the Code and other factors the Board of Directors may deem relevant.

Cash Flows From Operating Activities

      Net cash provided by operating activities was $625,339. The largest source of cash provided by operating activities was net income of $301,283. Management expects cash flows from operating activities to increase during subsequent quarters relative to the quarter ended March 31, 2003 due to the ownership of recently acquired properties during full quarterly reporting periods and the planned acquisition of additional properties.

Cash Flows Used In Investing Activities

      Net cash used in investing activities amounted to $16,883,538. The acquisition of properties and ownership interest accounted for the majority of this amount including $14,766,585 related to the purchase of undivided tenant in common interests in Congress Center and Park Sahara and $4,303,984 related to the purchase of the Atrium Building.

      The Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties purchased are necessary and/or desirable.

Cash Flows From Financing Activities

      Cash provided by financing activities amounted to $12,962,047 for the three months ended March 31, 2003. The largest source of cash provided by financing activities was $17,896,689 raised through the Company’s Offering (net of offering costs) during the three months ended March 31, 2003. For the three months ended March 31, 2003, the Company incurred Offering costs including selling commissions, investor marketing and due diligence costs and organizational and other offering expenses totaling $1,980,742. The Advisor has agreed to reimburse the Company for all public offering expenses including selling commissions, the marketing contribution and the due diligence expense allowance which together exceed 14% of the gross Offering proceeds. The Company’s other source of cash provided by financing activities during the quarter was $2,200,000 in borrowings under its line of credit facility with LaSalle used to finance the purchase of the Atrium Building.

      Partially offsetting these sources of cash from financing activities were approximately $6,700,000 in cash used to repay the first mortgage loan obtained upon the acquisition of the 5508 Highway 290 West Office Complex property and the payment of $433,709 in cash dividends to shareholders during the quarter.

      The Company intends to acquire additional properties and may seek to fund these acquisitions through utilization of the Company’s current cash balances and/or proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

      The Company’s ability to continue to finance its operations is subject to several uncertainties. Management believes that in the event that cash flow generated from operations is not sufficient to meet the Company’s requirements, the Company can increase a line of credit to finance any temporary cash flow deficits. Additionally, the Company’s cash position of $5,082,739 at March 31, 2003 could be used to compensate for any temporary cash flow deficits. Although, management anticipates the continued use of the Company’s line of credit facility with LaSalle, in general, the Company’s ability to obtain mortgage loans on income producing property is dependent upon the Company’s ability to attract and retain tenants and the economic and business environments of the various markets in which the Company’s properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. The Company’s ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

Commitments and Contingencies

      On March 31, 2003, our advisor entered into a contract on behalf of the Company with an unaffiliated third-party for the acquisition of Park on the Bayou, a six-story Class A office building with approximately 159,563 square feet on a 2.684 acre site in Houston, Texas. The property is 100% leased, with over 99% of the property leased to the Federal Bureau of Investigation. The purchase price for the property is approximately $12,360,000. The seller will pay Realty a commission of $360,000 at settlement for arranging the purchase. Closing of this acquisition is anticipated during the second quarter of 2003. The Company has a deposit of $250,000 related to this potential acquisition. Under certain circumstances, such deposits may be nonrefundable.

      In addition, the Company has real estate deposits outstanding and management is currently considering several other potential property acquisitions. The decision to acquire one or more of these properties will generally depend upon:

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

Funds From Operations

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

      Funds from Operations for the three months ended March 31, 2003 is summarized below:

Three Months Ended
March 31, 2003

Net income	$301,283
Add:
Depreciation	149,844

Funds from operations	$451,127

Weighted average common shares outstanding — basic and diluted	2,704,861

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity, fund capital expenditures and finance expansion of the Company’s operations and real estate portfolio. In managing the Company’s interest rate risk, management’s objectives are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company borrows primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. In the future, the Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a given financial instrument. (See Note 9 — “Subsequent Events” in the accompanying March 31, 2003 financial statements.) The Company does not enter into derivative or interest rate transactions for speculative purposes.

      The table below presents the principal amounts and weighted average interest rates of fixed and variable interest rate debt by year of scheduled maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	As of March 31, 2003

	2003	2004	2005	2006	2007	Thereafter

Fixed rate debt	$96,150	$135,007	$143,220	$151,932	$161,175	$10,118,615
Average interest rate on maturing debt	5.92%	5.92%	5.92%	5.92%	5.92%	5.92%
Variable rate debt	—	—	—	$2,200,000	—	—
Average interest rate on maturing debt	—	—	—	4.15%	—	—

Item 4.	Controls and Procedures

      Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2003. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

      None.

Item 2.	Changes in Securities and Use of Proceeds.

      (a) None.

      (b) None.

      (c) None.

      (d) N/A

Item 3.	Defaults Upon Senior Securities.

      None.

Item 4.	Submission of Matters to a Vote of Security Holders.

      None.

Item 5.	Other Information.

      None.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.3	Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.4	Amended and Restated Bylaws of the Company (included as Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.5	Second Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.6	Third Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on July 3, 2002 (File No. 333-76498) and incorporated herein by this reference).
4.1	Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
10.2	Dividend Reinvestment Plan (included as Exhibit C to the Company’s Prospectus, a part of Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.3	Stock Repurchase Plan (included as Exhibit D to the Company’s Prospectus, a part of Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between the Company and Triple Net Properties, LLC (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Escrow Agreement (included as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by reference).
10.8	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. and Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Form 8-K filed by the Company on September 30, 2002 and incorporated herein by reference).
10.9	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included) as Exhibit 10.8 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10.10	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, L.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G RET — Two Corporate Plaza (included as Exhibit 10.09 to the Form 8-K filed by the Company on December 13, 2002 and incorporated herein by reference).
10.11	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated September 9, 2002, between 1200 N Street, Ltd. and Triple Net Properties, LLC, an assigned to GREIT — Atrium Building, LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.13	Form of Escrow Agreement (included as Exhibit 10.13 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to GREIT — Park Sahara, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on March 28, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/ K/ A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) The following Reports on Form 8-K were filed during the quarter ended March 31, 2003:

      On January 24, 2003, the Company filed a Current Report on Form 8-K dated January 9, 2003 to describe the Company’s purchase of an interest in Congress Center in Chicago, Illinois.

      On February 10, 2003, the Company filed a Current Report on Form 8-K/ A dated November 27, 2002 to file the required Item 7 financial statements with respect to the Company’s acquisition of Two Corporate Plaza in Clear Lake, Texas.

      On February 14, 2003, the Company filed a Current Report on Form 8-K dated January 31, 2003 to describe the Company’s purchase of the Atrium Building in Lincoln, Nebraska.

      On March 25, 2003, the Company filed a Current Report on Form 8-K/ A dated January 9, 2003 to file the required Item 7 financial statements with respect to its acquisition of an interest in Congress Center in Chicago, Illinois.

      On March 28, 2003, the Company filed a Current Report on Form 8-K dated March 18, 2003 to describe the Company’s purchase of an interest in Park Sahara, Las Vegas, Nevada.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G REIT, INC.
(Registrant)

By: /s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer

By: /s/ WILLIAM C. DANIEL

William C. Daniel
Chief Financial Officer

Date: May 15, 2003

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

/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer

Date: May 15, 2003

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

/s/ WILLIAM C. DANIEL

William C. Daniel
Chief Financial Officer

Date: May 15, 2003

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.3	Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.4	Amended and Restated Bylaws of the Company (included as Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.5	Second Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.6	Third Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on July 3, 2002 (File No. 333-76498) and incorporated herein by this reference).
4.1	Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
10.2	Dividend Reinvestment Plan (included as Exhibit C to the Company’s Prospectus, a part of Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.3	Stock Repurchase Plan (included as Exhibit D to the Company’s Prospectus, a part of Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between the Company and Triple Net Properties, LLC (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Escrow Agreement (included as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by reference).
10.8	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. and Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Form 8-K filed by the Company on September 30, 2002 and incorporated herein by reference).
10.9	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included) as Exhibit 10.8 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10.10	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, L.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G RET — Two Corporate Plaza (included as Exhibit 10.09 to the Form 8-K filed by the Company on December 13, 2002 and incorporated herein by reference).

10.11	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated September 9, 2002, between 1200 N Street, Ltd. and Triple Net Properties, LLC, an assigned to GREIT — Atrium Building, LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.13	Form of Escrow Agreement (included as Exhibit 10.13 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to GREIT — Park Sahara, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on March 28, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/K/A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002