Form 10-Q
period 2003-06-30
G REIT INC
filed 2003-08-14
CIK 1164246

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-50261

G REIT, Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-2362509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California 92705 (Address of principal executive offices)	(877) 888-7348 (Registrant’s telephone number, including area code)

N/ A

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

      As of August 11, 2003, there were 9,333,567 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.

FORM 10-Q

For the quarterly period ended June 30, 2003

FORWARD-LOOKING STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

      G REIT, Inc.’s (the “Company’s”) registration statement on Form S-11/ A (the “Registration Statement”) was declared effective July 22, 2002 by the Securities and Exchange Commission (“SEC”). In September 2002, the Company completed its first property acquisition and commenced its planned principal operations. The accompanying June 30, 2003 interim financial statements of the Company required to be filed with this Quarterly Report on Form 10-Q, together with the related Notes, were prepared by management without audit and commence on the following page. In the opinion of management, the interim financial statements present fairly the financial condition and results of operations of the Company. However, these interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2002 previously filed with the SEC.

G REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Real estate investments:
Operating properties	$54,898,368	$23,830,511
Investments in unconsolidated real estate	14,873,262	—

	69,771,630	23,830,511
Less accumulated depreciation	(507,604)	(102,149)

	69,264,026	23,728,362
Cash and cash equivalents	30,435,107	8,378,891
Accounts receivable, net	416,931	98,149
Accounts receivable from related parties	—	4,063
Real estate deposits	74,871	2,270,985
Deferred financing costs	555,500	205,056
Other assets, net	1,478,309	1,775,803

Total assets	$102,224,744	$36,461,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$960,809	$770,770
Mortgage loans payable	10,100,989	16,860,000
Line of credit	27,035,000	—
Security deposits and prepaid rent	472,641	370,539
Distributions payable	413,296	109,642

	38,982,735	18,110,951

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 7,251,894 shares issued outstanding at June 30, 2003 and 2,158,417 shares issued and outstanding at December 31, 2002	72,519	21,584
Additional paid-in capital	64,415,521	18,582,586
Accumulated other comprehensive income	33,976	—
Distributions in excess of earnings	(1,280,007)	(253,812)

Total shareholders’ equity	63,242,009	18,350,358

Total liabilities and shareholders’ equity	$102,224,744	$36,461,309

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2003

Revenues
Rental income	$2,068,403	$3,543,241
Interest income	11,618	23,607

	2,080,021	3,566,848

Expenses
Rental expenses	737,899	1,281,304
General and administrative	418,801	553,352
Depreciation	255,610	405,454
Interest (including amortization of deferred financing fees)	441,667	866,791

	1,853,977	3,106,901

Income before equity in earnings of unconsolidated real estate	226,044	459,947
Equity in earnings of unconsolidated real estate	39,297	106,676

Net income	$265,341	$566,623

Earnings per share — basic and diluted	$0.05	$0.13

Dividends declared per share	$0.19	$0.37

Weighted average number of common shares outstanding
Basic	5,494,155	4,286,756
Diluted	5,499,870	4,289,629

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2003
(Unaudited)

			Additional	Accumulated Other	Distributions
	Number of		Paid-in	Comprehensive	in Excess of
	Shares	Par Value	Capital	Income	Earnings	Total

BALANCE — December 31, 2002	2,158,407	$21,584	$18,582,586	$—	$(253,812)	$18,350,358
Issuance of common shares, net of offering costs	5,093,447	50,935	45,832,935	—	—	45,883,870
Distributions	—	—	—	—	(1,592,818)	(1,592,818)
Fair value of interest rate swap-cash flow hedge	—	—	—	33,976	—	33,976
Net income	—	—	—	—	566,623	566,623

BALANCE — June 30, 2003	7,251,894	$72,519	$64,415,521	$33,976	$(1,280,007)	$63,242,009

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Six Months
Ended
June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$566,623
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of unconsolidated real estate, net of distributions	106,676
Depreciation	405,454
Amortization of deferred financing fees	234,444
Change in operating assets and liabilities:
Accounts receivable	(314,719)
Deferred financing costs	(584,888)
Other assets	331,470
Accounts payable and accrued liabilities	190,039
Security deposits and prepaid rent	102,102

Net cash provided by operating activities	1,037,201

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(28,759,358)
Purchase of investments in unconsolidated real estate	(14,979,938)
Capital expenditures	(112,384)

Net cash used in investing activities	(43,851,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	45,883,870
Borrowings under line of credit	27,035,000
Principal payments on notes payable	(6,759,011)
Distributions paid	(1,289,164)

Net cash provided by financing activities	64,870,695

NET DECREASE IN CASH AND CASH EQUIVALENTS	22,056,216
CASH AND CASH EQUIVALENTS — beginning of period	8,378,891

CASH AND CASH EQUIVALENTS — end of period	$30,435,107

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$516,347

Income taxes	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of common stock for dividends reinvested	$619,933

Fair value of interest rate swap	$33,976

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

1.     Organization

      G REIT, Inc. (the “Company”), was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was incorporated to raise capital and acquire ownership interests in office, industrial and service real estate properties with a government-tenant orientation. In September 2002, the Company completed its first property acquisition and commenced its planned principal operations. As of June 30, 2003, the Company owned five office properties and two tenant in common interests in office properties.

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

      The Company owns all of its interests in properties through its majority-owned subsidiary, G REIT, L.P., a Virginia limited partnership (the “Operating Partnership”), and conducts substantially all of its operations through the Operating Partnership. As of June 30, 2003, the Company was the sole general partner of the Operating Partnership and owned substantially all of the equity interests therein, except for 100 incentive non-voting ownership units issued to the Company’s Advisor. The incentive units entitle the Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to the Company’s shareholders (as defined in the Registration Statement). In addition, the Advisor is entitled to incentive distributions from net proceeds from the sale of properties after the Company’s shareholders have received distributions equal to their invested capital, as defined, plus an 8% return on such invested capital.

2.     Interim Financial Statements and Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company, G REIT, L.P. and the wholly owned subsidiaries of G REIT, L.P.; all material inter-company transactions and account balances have been eliminated in consolidation. All references to the Company include the Operating Partnership and its subsidiaries.

      The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted. In the opinion of management, all normal and recurring adjustments considered necessary for the fair presentation of

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the Company’s financial position, results of operations and cash flows have been included. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. No financial statements have been presented for the corresponding periods in 2002 since the Company’s operations did not commence until the quarter ended September 30, 2002. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC.

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

      Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indications of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows predicted to be generated by that asset. As of June 30, 2003, no indicators of impairment existed and no impairment losses have been recorded.

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

Income Taxes

      The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Internal Revenue Code, to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. As of June 30, 2003, the Company believes it was in compliance with all relevant REIT requirements.

Per Share Data

      The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings per share attributable for all periods presented is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of common shares and all potentially dilutive securities. As of June 30, 2003, there were 130,000 potentially dilutive securities including 90,000 options granted to officers.

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

      Stock options granted pursuant to the Plans will expire ten years from the grant date and will be exercisable in whole or in part upon the second anniversary of the grant date; provided, however, that if the exercise of any stock option would cause the aggregate of all Company stock owned by the Advisor, the Dealer Manager of the Offering (NNN Capital Corp., an affiliate of the Company and the Advisor), their affiliates, and the Company’s officers and directors to exceed 10.0% of the total outstanding shares of the Company’s common stock, such exercise would be delayed until the first date on which the exercise would not cause such limit to be exceeded. The Company has authorized and reserved a total of 100,000 shares and 400,000 shares for issuance under the Directors Plan and the Officer/ Employee Plan, respectively. Options grants are subject to shareholder approval of the Plans. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003.

      As of June 30, 2003, options for a total of 90,000 and 40,000 shares were outstanding under the Officer/ Employee and Directors Plans, respectively.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Number		Weighted Average
	of Shares	Exercise Price	Exercise Price

Options outstanding at December 31, 2002	—	$—	$—
Granted	130,000	9.05	9.05
Exercised	—	—	—
Cancelled	—	—	—
Expired	—	—	—

Options outstanding at June 30, 2003	130,000	$9.05	$9.05

      A summary of outstanding options exercisable under the Plans is presented in the schedule below.

Range of	Number	Contractual	Exercise Price —	Number	Exercise Price —
Exercise Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$9.05	130,000	9.57	$9.05	—	9.05

      Pursuant to SFAS 148, the Company is required to disclose the effects on net income and per share data as if the Company had elected to use the fair value approach to account for its stock-based compensation plans. Had the compensation cost for all of the Company’s option plans been determined using the fair value method, the pro forma expense associated with outstanding options for the three months and six months ended June 30, 2003 would not have been significant and the net income per share would be the same as currently reported.

      This pro forma amount was determined by estimating the fair value of each option effective June 28, 2003 upon shareholder approval at $2.00 per option, using the Black-Scholes option-pricing model, assumptions of a 7.50% dividend yield, a 3.53% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.57 years, and a volatility rate of 0% were applied.

Derivative Instruments and Hedging Activities

      In the normal course of business, we are exposed to the effects of interest rate changes. We limit these risks by following established risk management policies and procedures, including the occasional use of derivatives. For interest rate exposures, interest rate swaps may be used primarily to hedge the cash flow risk of variable rate borrowing obligations.

      Derivatives are recognized as either assets or liabilities in the statement of financial position and measure those instruments at fair value in accordance with Statement of Financial Accounting Standards 133. Additionally, the fair value adjustments will affect either accumulated other comprehensive income or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

      The Company requires that its derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. Key criteria which are essential for qualifying as hedge accounting include the notional amount, benchmark interest rate, and the fair value of the swap at inception must be zero, all interest receipts/ payments must be designated as hedged and the repricing dates must be the same over the term of the swap.

      Interest rate swaps that convert variable payments to fixed payments are cash flow hedges. Hedging relationships that are fully effective have no effect on net income or FFO. In the event the swaps or a any portion thereof are ineffective, the unrealized gains and losses in the fair value of these net settlements are reported on the balance sheet, as a component of other assets or other liabilities as appropriate, with a corresponding adjustment to accumulated other comprehensive income (loss).

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The Company does not use derivatives for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from any instruments, and does not anticipate any material adverse effect on results of operations, cash flows, or financial position in the future from the use of derivatives.

Recently Issued Accounting Pronouncements

      The Financial Accounting Standards Board (“FASB”) has issued Statements No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company’s financial statements.

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

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

      In May 2003, the FASB issued Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

      The FASB has issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,”— an interpretation of FASB Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying consolidated financial statements for June 30, 2003, with no additional disclosure required.

      The FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities” — an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the FASB indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. The implementation of this Interpretation did not have a material effect upon the Company’s financial statements.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3.     Real Estate Investments

Wholly-Owned Properties

      The Company’s operating properties at June 30, 2003 were as follows:

		Buildings and
	Land	Improvements	Total

5508 Highway 290 West Office Complex, Austin, TX	$1,535,875	$8,689,125	$10,225,000
Two Corporate Plaza, Houston, TX	2,040,578	11,677,318	13,717,896
Atrium Building, Lincoln, NE	1,075,996	3,227,988	4,303,984
Department of Children and Families Campus, Plantation, FL	1,743,333	9,869,196	11,612,529
Gemini Plaza, Houston, TX	2,255,841	12,783,118	15,038,959

	8,651,623	46,246,745	54,898,368
Less: Accumulated depreciation	—	(507,604)	(507,604)

	$8,651,623	$45,739,141	$54,390,764

      On April 25 2003, GREIT — Department of DCF, LLC, a wholly-owned subsidiary of G REIT, L.P., purchased the Department of Children and Families Campus in Plantation, Florida (“DCF”) from an unaffiliated third-party for a purchase price of approximately $11,580,000 plus closing costs. The Company funded the purchase with $7,605,000 in borrowings under its credit facility with LaSalle National Bank Association (“LaSalle”). The Company is required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced.

      On May 2, 2003, GREIT — Gemini Plaza, LLC, a wholly-owned subsidiary of G REIT, L.P., purchased Gemini Plaza in Houston, Texas from an unaffiliated third party for a purchase price of approximately $15,000,000 plus closing costs. The Company funded the purchase price with $9,815,000 in borrowings under its credit facility with LaSalle. The Company is required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced.

Investments in Unconsolidated Real Estate

      Unaudited condensed combined financial information as of June 30, 2003 and for the three-months and six-months then ended for the Company’s equity method investments described above is presented below.

Real estate operating properties	$149,703,467
Other assets	2,127,243

Total assets	$151,830,710

Notes payable secured by real estate operating properties	$104,247,221
Other liabilities	4,915,700

Total liabilities	$109,162,921
Total equity	42,667,789

Total liabilities and equity	$151,830,710

Company’s share of total equity	$14,873,262

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months	Six Months
	June 30, 2003	June 30, 2003

Revenues	$3,885,787	$6,599,970
Rental and other expenses	(1,476,560)	(2,486,096)
Interest expense	$(944,322)	$(1,797,683)

Net earnings	1,464,905	2,316,191

Company’s share of earnings	$39,297	$106,676

4.	Notes Payable

Line of Credit

      On April 1, 2003, LaSalle advanced $5,150,000 under the Company’s line of credit to refinance the 5508 Highway 290 West Office Complex property.

      On April 25, 2003, LaSalle advanced funds in the amount of $7,605,000 to finance the purchase of DCF.

      On April 29, 2003, LaSalle increased the amount available under the Company’s line of credit facility from $25,000,000 to $40,000,000 which matures on January 30, 2006. Advances under this credit facility (1) are made for the purchase of properties by the Company and collateralized by the related property; (2) bear interest at 30-day LIBOR plus a margin of 2.50% per annum (or the prime rate, at the discretion of the Company), declining to 2.25% when the Company meets certain conditions, which include attaining $50,000,000 in net worth, no default on advances, and full compliance with other covenants under the credit facility; and (3) require interest only payments on a monthly basis. As of April 29, 2003, the Company met certain required conditions resulting in a decrease of the floor rate from 4.15% to 3.90% per annum. In connection with this credit facility, the Company has granted LaSalle a right of first refusal to finance the purchase of properties by the Company.

      On May 2, 2003, LaSalle advanced funds in the amount of $9,815,000 to finance the purchase of Gemini Plaza.

      On May 6, 2003, LaSalle advanced additional funds in the amounts of $690,000 and $1,545,000 collateralized by the Atrium Building and 5508 Highway 290 West Office Complex, respectively. The borrowing proceeds were used primarily to reimburse the Company for funds used in property acquisitions.

      Properties financed by borrowings under the LaSalle line of credit are required to meet certain minimum loan to value, debt service coverage and other requirements on a combined basis. As of June 30, 2003, the Company was in compliance with all such requirements.

      As of June 30, 2003, the Company’s borrowings under this credit facility totaled $27,035,000. Undrawn amounts under the credit facility totaled $12,965,000 as of June 30, 2003. The weighted average interest rate on the line of credit for the three month and six month periods ended June 30, 2003 was 4.15% and 3.98%, respectively.

Interest Rate Swap

      On May 2, 2003, the Company entered into an interest swap agreement with LaSalle to hedge its exposure to $26,400,000 in LIBOR based variable rate borrowings under its credit facility, representing all of the outstanding borrowings at the inception of the swap agreement. The risk being hedged is the risk of changes in cash flows due to changes in interest rates. The swap agreement requires the Company to pay an effective fixed rate of 4.53% per annum over the term of the swap agreement.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Interest rate pay differentials arising from the swap agreement during the quarter ended June 30, 2003 have resulted in additional interest expense totaling $52,627. Management deems this interest rate swap agreement to be an effective cash flow hedge. The fair value of the cash flow settlements underlying the interest swap agreement at June 30, 2003 was $36,973 and is reflected in other assets and accumulated other comprehensive income (within the accompanying consolidated statement of shareholders’ equity).

Mortgage Payable

      In connection with the acquisition of Two Corporate Plaza, an office building located in Clear Lake, Texas, in November 2002, the Company borrowed $10,160,000 from an unaffiliated lender under a first mortgage loan bearing interest at a fixed interest rate of 5.92%. The Company is required to make payments of principal and interest on a 30-year amortization schedule until the due date of December 11, 2007, at which time the loan will have to be paid in full or refinanced. The outstanding loan balance at June 30, 2003 was approximately $10,100,989.

5.	Shareholders’ Equity

      As of June 30, 2003, the Company had issued approximately 7,251,894 shares of its common stock (“Shares”) for aggregate gross proceeds before offering costs and selling commissions totaling $71,777,833. Of these amounts, approximately 22,100 shares or $200,005 of the Company’s common stock were sold to the Advisor, and approximately 9,595 shares or $86,836 of the Company’s common stock were sold to other affiliated parties. In addition, 66,532 shares totaling approximately $620,510 have been issued under the Company’s Dividend Reinvestment Program (“DRIP”) through June 30, 2003.

      In connection with the Offering, the Company incurred approximately $7,799,892 of costs related to the issuance and distribution of Shares through June 30, 2003, including $4,973,933 during the six months ended June 30, 2003. Such amount includes $5,882,810 paid to the Dealer Manager of the Offering (NNN Capital Corp., a company wholly owned by the Company’s CEO), principally comprised of selling commissions, investor marketing and due diligence costs. In addition, approximately $1,917,082 was paid to the Advisor for reimbursement of actual offering expenses.

      Beginning September 1, 2002, the Company began paying monthly dividends to shareholders of record as of the end of the preceding month. The Company pays monthly dividends at an annual rate of 0.750 per share (0.725 per share prior to June 2003) to the extent of available funds.

      Through June 30, 2003, the Company had declared total dividends of $1,867,519 of which $1,289,164 was paid in cash, $619,933 was reinvested through the issuance of Shares under the DRIP and $413,296 has been accrued at June 30, 2003.

6.	Dividend Reinvestment Program

      Effective with the Offering, the Company adopted a DRIP that allows Company shareholders to purchase up to 1,000,000 shares of common stock through reinvestment of dividends, subject to certain conditions. The Company registered and reserved 1,000,000 shares for distribution pursuant to the DRIP.

      During the quarter ended June 30, 2003, the Company issued 39,916 Shares under the Company’s DRIP.

7.	Advisory Agreement and Related Party Transactions

Advisory Agreement

      Under the terms of the Advisory Agreement, the Advisor has responsibility for the day-to-day operations of the Company; administers the Company’s accounting and bookkeeping functions; serves as a consultant in

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

connection with policy decisions to be made by the Company’s Board of Directors; manages the Company’s property; and renders other services deemed appropriate by the Company’s Board of Directors. The Advisor bears the expenses incurred for the performance of its services and is entitled to reimbursement subject to certain limitations. Fees and costs reimbursed to the Advisor cannot exceed 2% of average invested assets or 25% of net income for the previous four quarters as defined. During the quarter ended June 30, 2003, there were no reimbursements to the Advisor for costs and expenses relating to the Advisory Agreement.

Offering Expenses

      The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) incurred on behalf of the Company which together exceed 14% of the gross Offering proceeds. Effective October 17, 2002, the Board of Directors of the Company lowered the limitation on offering and organizational expenses to be borne by the Company from 15% to 14% of the total proceeds raised in the Offering.

      Through June 30, 2003, total offering expenses incurred by the Advisor and affiliates totaled approximately $7,799,892 (of which $4,973,933 were incurred during the three months ended June 30, 2003), which are not in excess of this limitation.

Real Estate Commissions

      In connection with the acquisition of DCF, the seller of the property paid a real estate sales commission to Realty of $300,000, or approximately 2.6% of the purchase price, for arranging the transaction.

      In connection with the acquisition of Gemini Plaza, the seller of the property paid a real estate sales commission to Realty totaling $325,000, or approximately 2.2% of the purchase price, for arranging the transaction.

Property Management Fees

      The Company pays Realty property management fees equal to 5% of the gross income of each property managed by Realty. All of the Company’s properties are managed by Realty and, for the six months ended June 30, 2003, the Company had paid Realty approximately $171,854 in property management fees.

Incentive Distributions

      The Advisor owns 100 non-voting incentive performance units in G REIT, L.P., the Company’s Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s shareholders have received an 8% annual return on their invested capital. No incentive distributions were made to the Advisor for the quarter ended June 30, 2003.

8.	Commitments and Contingencies

Acquisitions

      On June 3, 2003, the Company terminated its agreement with an unaffiliated third-party to purchase Park on the Bayou in Houston, Texas as the seller was unable to close on the May 30, 2003 closing date. On June 4, 2003, the Company received from seller the agreed upon sum of $60,330 as liquidated damages in addition to the return of the Company’s $250,000 deposit.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Contingent Loan Obligations

      In connection with the purchase of its tenant in common interest in Congress Center (see Note 3), the Company is jointly and severally liable on two loans encumbering the property with a maximum principal amount of $95,950,000 and maturing through January 2006. The loans are cross-collateralized and cross- defaulted. The other tenants-in-common owners of the property are affiliated companies controlled by the Advisor. The Company’s joint and several obligation under these loans constitutes a guarantee of entities under the common control of the Advisor, and as a result, it is exempted from recognition and measurement required by FIN 45 and no liability related to this obligation has been recorded in the accompanying consolidated financial statements. In the event of a loan default by the other property owners of Congress Center, the Company may be responsible for fully repaying the loans and accrued interest thereon. In such event, the Company would then have recourse against the other property owners and be able to proportionately increase its ownership interest in the property.

9.	Subsequent Events

      On July 17, 2003, the Company and LaSalle amended its credit agreement (the “Amended Agreement”) to increase the Company’s line of credit from $40,000,000 to $65,000,000. The Amended Agreement provides that the Company may request on up to three separate occasions on or before July 17, 2005 to increase the line of credit to $200,000,000 in the aggregate, subject to meeting certain conditions.

      On July 29, 2003, the Board of Directors approved the renewal of the Advisory Agreement for a one-year term effective July 22, 2003.

      On July 31, 2003, the Company, through its wholly-owned subsidiary, GREIT — Bay View Plaza, LP, purchased an approximately 97.2% undivided tenant in common interest in the Bay View Office Plaza Building, a two-story office building with approximately 61,463 square feet in Alameda, California. The remaining approximate 2.8% tenant in common interest was purchased by an affiliated party. The property is 93% leased, with approximately 51% of the property leased to Good Guys and approximately 20% leased to the State of California. The property was purchased from an unaffiliated third party for a purchase price of $11,655,000. The Company paid cash for its proportionate share of the purchase of approximately $11,329,000. The seller paid Realty a commission of $380,000, or approximately 3% of the purchase price, for arranging the transaction.

      On August 8, 2003, the Company paid down its line of credit with LaSalle in the amount of $6,000,000.

      On August 11, 2003, the Company, through its wholly-owned subsidiary, GREIT — North Pointe, LP, purchased North Pointe Corporate Center, a four-story Class A office building with approximately 130,805 square feet in Sacramento, California. The property is approximately 82% leased, with approximately

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

68% of the property leased to the Internal Revenue Service. The property was purchased from an unaffiliated third party for a purchase price of $24,205,000 in cash. The seller paid a sales commission to Realty of $705,000, or approximately 2.9% of the purchase price, for arranging the transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Company’s financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect the Company’s financial position as of June 30, 2003, together with results of operations and cash flows for the quarter then ended. The Company did not begin significant business operations until the third quarter of 2002. Prior to that time the Company was primarily raising capital and establishing a corporate infrastructure to support planned operations.

Forward-Looking Statements

      Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for operating properties in the Company’s current and proposed market areas and generally accepted accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law.

Overview and Background

      The Company was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Internal Revenue Code (the “Code”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. As of June 30, 2003, the Company was in compliance with all relevant REIT requirements.

      The Company was incorporated to raise capital and acquire ownership interests in office, industrial, retail and service real estate properties, a number of which will have a government-tenant orientation. As of June 30, 2003, the Company owned five office properties and two undivided tenant in common interests in office properties.

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

Public Offering of Equity Securities/ Use of Proceeds

      Pursuant to a Registration Statement on Form S-11/A under the Securities Act of 1933, as amended, the Company offered for sale to the public on a “best efforts” basis a minimum of 100,000 and a maximum of 20,000,000 shares of its common stock at a price of $10 per share (the “Offering”) and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan under which its shareholders may elect to have dividends reinvested in additional shares at $9.50 per share. The Registration Statement was declared effective by the SEC on July 22, 2002. As discussed in the Registration Statement, the Company plans to principally use the net Offering proceeds from the sale of shares to acquire ownership interests in real estate properties. The Company intends to finance property acquisitions with a combination of net Offering proceeds and debt secured by the acquired properties.

      As of June 30, 2003, the Company had issued approximately 7,251,894 shares of its common stock (“Shares”) for aggregate gross proceeds before offering costs and selling commissions totaling $71,777,833. Of these amounts, approximately 22,100 shares or $200,005 of the Company’s common stock were sold to the Advisor, and approximately 9,595 shares or $86,836 of the Company’s common stock were sold to other affiliated parties. In addition, 66,532 shares totaling approximately $620,510 have been issued under the Company’s Dividend Reinvestment Program (“DRIP”) through June 30, 2003.

      In connection with the Offering, the Company incurred approximately $7,799,892 of costs related to the issuance and distribution of Shares through the quarter ended June 30, 2003. Such amount includes a total of approximately $5,882,810 paid to the Dealer Manager of the Offering (NNN Capital Corp., which is wholly owned by the Company’s CEO), and is principally comprised of selling commissions, and investor marketing and due diligence costs. In addition, approximately $1,917,082 was paid to the Advisor for offering expenses.

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

Qualification as a REIT

      The Company has made an election to be taxed as a REIT. If the Company was to fail to qualify as a REIT, it would be, among other things, required to provide for federal income taxes on its income and reduce the level of distributions made to its shareholders. Critical estimates include the allocation of cost between personal and real property, and the calculation of earnings and profits for tax purposes, among others.

Acquisitions During the Quarter Ended June 30, 2003

Department of Children and Families Campus, Plantation, Florida

      On April 25 2003, the Company, through its wholly-owned subsidiary, GREIT — Department of DCF, LLC, purchased the Department of Children and Families Campus (“DCF”), consisting of one one-story and two three-story Class B buildings with a total of approximately 124,037 square feet located on a 9.4 acre site located in Plantation, Florida. The property is approximately 92% leased to several state and local Florida government agencies. The property was purchased from an unaffiliated third party for a purchase price of $11,580,000. The purchase was financed with $7,605,000 in borrowings under the Company’s credit facility with LaSalle. The Company is required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced.

Gemini Plaza, Houston, Texas

      On May 2, 2003, the Company, through its wholly-owned subsidiary, GREIT — Gemini Plaza, LLC, purchased Gemini Plaza, a six-story Class A office building with approximately 158,627 square feet on a 7.02 acre site located in Houston, Texas. The property is 100% leased to the United Space Alliance, a joint venture between government contractors Boeing Company and Lockheed Martin Corporation. The property was purchased from an unaffiliated third party for a purchase price of $15,000,000. The purchase was financed with $9,815,000 in borrowings under the Company’s credit facility with LaSalle. The Company is required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced.

Results of Operations

      The Company commenced its planned principal operations in the third quarter of 2002 when it completed its first property acquisition. Because the Company did not commence operations until the third quarter of 2002, comparative financial data is not presented for the prior fiscal year.

Three Months Ended June 30, 2003

      Rental Income. Rental income consists of straight-line monthly base rent, percentage rental income, if applicable, due pursuant to tenant leases and property operating expenses recovered from tenants. Rental income was $2,068,403 for the quarter ended June 30, 2003. The Company’s rental income increased significantly relative to previous quarters largely due to the DCF and Gemini Plaza acquisitions. Management expects rental income to continue to increase during subsequent quarters relative to the quarter ended June 30, 2003 due to the planned acquisition of additional properties.

      Interest Income. Interest income consists primarily of interest earned on Offering proceeds temporarily held by the Company as cash and cash equivalents pending investment in properties or use for corporate operations. Cash and cash equivalents are invested in short-term money market investments. These investments generated $11,618 in interest income for the quarter ended June 30, 2003.

      Rental Expenses. Rental expenses consist of the costs of owning and maintaining the Company’s properties including primarily property management fees, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses were $737,899 for the quarter ended June 30, 2003. The Company’s rental expenses increased significantly relative to previous quarters primarily as a result of the DCF and Gemini Plaza acquisitions. Management expects rental expenses to continue to increase during subsequent quarters relative to the quarter ended June 30, 2003 due to the planned acquisition of additional properties.

      General and Administrative Expenses. General and administrative expenses consist primarily of third party legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. These expenses were $418,801 for the quarter ended June 30, 2003. Management expects general and administrative expenses to increase on a basis commensurate with the acquisition of additional properties. In addition, management anticipates increased legal, accounting and consulting expenses related to expanded SEC compliance requirements mandated by the Sarbanes-Oxley Act.

      Depreciation. Depreciation expense was $255,610 for the quarter ended June 30, 2003. Management expects depreciation expense to continue to increase in proportion with the acquisition of additional wholly-owned properties.

      Interest Expense. Interest expense consists of interest paid on mortgage notes payable and borrowings under the Company’s line of credit facility and the amortization of deferred financing fees. Interest expense was $441,667 for the quarter ended June 30, 2003. Interest expense increased significantly relative to previous quarters due to the DCF and Gemini Plaza acquisitions and additional funds advanced on May 6, 2003 under the Company’s line of credit facility in the amounts of $690,000 and $1,545,000 collateralized by the Atrium Building and 5508 Highway 290 West Office Complex. Management expects interest expense to continue to increase with the acquisition of additional properties.

      Equity in Net Earnings of Unconsolidated Real Estate. The Company’s equity in earnings of unconsolidated real estate was $39,297 for the quarter ended June 30, 2003. The majority of this amount was contributed by the Company’s 30% undivided tenant in common ownership interest in Congress Center. Management expects equity in the earnings of unconsolidated real estate generated by these investments to increase as the underlying properties become fully leased.

      Net Income. Net income was $265,341 or $0.05 per share basic and diluted for the quarter ended June 30, 2003. Dividends declared were $1,041,289 or $.19 per share.

Six Months Ended June 30, 2003

      Rental Income. Rental income was $3,543,241 for the six months ended June 30, 2003. The Company’s rental income increased significantly during the six months ended June 30, 2003 due to the acquisitions of the Atrium Building, DCF and Gemini Plaza. Management expects rental income to continue to increase relative to the six months ended June 30, 2003 due to the ownership of certain recently acquired properties for a full quarter of operations and the planned acquisition of additional properties.

      Interest Income. Interest income generated by the Company’s cash and cash equivalents are invested in short-term money market investments was $23,607 for the six months ended June 30, 2003.

      Rental Expenses. Rental expenses were $1,281,304 for the six months ended June 30, 2003. The Company’s rental expenses increased significantly during the six months ended June 30, 2003 due to the acquisitions of the Atrium Building, DCF and Gemini Plaza. Management expects rental expenses to continue to increase relative to the six months ended June 30, 2003 due to the ownership of certain recently acquired properties for a full quarter of operations and the planned acquisition of additional properties.

      General and Administrative Expenses. General and administrative expenses were $553,352 for the six months ended June 30, 2003. Management expects general and administrative expenses to increase on a basis commensurate with the acquisition of additional properties. In addition, management anticipates increased legal, accounting and consulting expenses related to expanded SEC compliance requirements mandated by the Sarbanes-Oxley Act.

      Depreciation. Depreciation expense was $405,454 for the six months ended June 30, 2003. Depreciation expense increased significantly during the six months ended June 30, 2003 due to the acquisitions of the Atrium Building, DCF and Gemini Plaza. Management expects depreciation expense to continue to increase in proportion with the acquisition of additional wholly-owned properties.

      Interest Expense. Interest expense was $866,791 for the six months ended June 30, 2003. Interest expense increased significantly relative to previous quarters due to the acquisitions of the Atrium Building, DCF and Gemini Plaza and additional funds advanced under the Company’s line of credit facility upon the refinancing of the Atrium Building and 5508 Highway 290 West Office Complex properties. Management expects interest expense to continue to increase with the acquisition of additional properties.

      Equity in Net Earnings of Unconsolidated Real Estate. The Company’s equity in earnings of unconsolidated real estate was $106,676 for the six months ended June 30, 2003. The Company’s undivided tenant in common ownership interests of 30% in Congress Center and 4.75% in Park Sahara contributed approximately $94,774 and $11,902, respectively, to equity in earnings of unconsolidated real estate for the six months ended June 30, 2003. Management expects equity in the earnings of unconsolidated real estate generated by these investments to increase as the underlying properties become fully leased.

      Net Income. Net income was $566,623 or $0.13 per share basic and diluted for the quarter ended June 30, 2003. Dividends declared were $1,592,818 or $.37 per share.

Liquidity and Capital Resources

Capital Resources

      At June 30, 2003, the Company had $30,435,107 of cash to meet its immediate short-term liquidity requirements. Management expects that future short-term liquidity requirements will be financed by net cash flow from operations and existing working capital. Operating cash flows are expected to increase as additional properties are added to the Company’s portfolio. Cash and cash equivalents increased $22,056,216 from $8,378,891 as of December 31, 2002 to $30,435,106 as of June 30, 2003 primarily due to Offering proceeds of $45,883,870 and $27,035,000 in borrowings under the Company’s line of credit facility.

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

      Cash dividends for the six months ended June 30, 2003, totaled $1,289,164. The Company currently pays cash dividends monthly at an annual rate of $0.750 per share. On March 22, 2003, the Company’s Board of Director’s approved an increase in the dividend rate from $0.725 to $0.750 per share effective with the June 1, 2003 payment. Dividends are determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company’s financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to meet REIT status under the Code and other factors the Board of Directors may deem relevant.

Cash Flows From Operating Activities

      Net cash provided by operating activities was $1,037,201. The largest source of cash provided by operating activities was rental income of $3,543,241. Management expects cash flows from operating activities to increase during the remainder of the year relative to the six months ended June 30, 2003 due primarily to the acquisitions of DCF and Gemini Plaza and to the planned acquisition of additional properties.

Cash Flows Used in Investing Activities

      Net cash used in investing activities amounted to $43,851,680. The acquisition of properties and undivided tenant in common ownership interests accounted for the majority of this amount including $14,766,585 related to the purchase of undivided tenant in common interests in Congress Center and Park Sahara, $4,303,984 related to the purchase of the Atrium Building, $11,612,528 related to the purchase of DCF and $15,038,959 related to the purchase of Gemini Plaza.

      The Company does not have any material planned capital expenditures resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties purchased are necessary and/or desirable.

Cash Flows From Financing Activities

      Cash provided by financing activities amounted to $64,870,695 for the six months ended June 30, 2003. The largest source of cash provided by financing activities was $45,883,870 raised through the Company’s Offering (net of offering costs) during the six months ended June 30, 2003. For the six months ended June 30, 2003, the Company incurred Offering costs including selling commissions, investor marketing and due diligence costs and organizational and other offering expenses totaling $4,973,933. The Advisor has agreed to reimburse the Company for all public offering expenses including selling commissions, the marketing contribution and the due diligence expense allowance which together exceed 14% of the gross Offering proceeds. The Company’s other source of cash provided by financing activities during the six months ended June 30, 2003 was $27,035,000 in borrowings under its line of credit facility obtained in 2003 used to finance the purchase of the Atrium Building, DCF and Gemini. Plaza and additional funds advanced under the Company’s line of credit facility in the amounts of $690,000 and $1,545,000 upon the refinancing of the Atrium Building and 5508 Highway 290 West Office Complex properties.

      Partially offsetting these sources of cash from financing activities were approximately $6,700,000 in cash used to repay the first mortgage loan obtained upon the acquisition of the 5508 Highway 290 West Office Complex property and the payment of $1,289,164 in cash dividends to shareholders during the six months ended June 30, 2003.

      The Company intends to acquire additional properties and may seek to fund these acquisitions through utilization of the Company’s current cash balances and/or proceeds received from a combination of subsequent equity offerings, debt financings or asset dispositions.

      The Company’s ability to continue to finance its operations is subject to several uncertainties. Although management anticipates the continued use of the Company’s line of credit facility, in general, the Company’s ability to obtain mortgage loans on income producing property is dependent upon meeting certain conditions in its credit facility. In addition, the Company’s ability to generate working capital is dependent on its ability to attract and retain tenants and the economic and business environments of the various markets in which the Company’s properties are located. The Company’s ability to sell real estate investments is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates.

Subsequent Events

      On July 17, 2003, the Company and LaSalle amended its credit agreement (the “Amended Agreement”) to increase the Company’s line of credit from $40,000,000 to $65,000,000. The Amended Agreement provides that the Company may request on up to three separate occasions on or before July 17, 2005 to increase the line of credit to $200,000,000 in the aggregate.

      On July 28, 2003, the Board of Directors approved the renewal of the Advisory Agreement for a one-year term effective July 22, 2003.

      On July 31, 2003, the Company, through its wholly-owned subsidiary, GREIT — Bay View Plaza, LP, purchased an approximately 97.2% undivided tenant in common interest in the Bay View Office Plaza Building, a two-story Class A office building with approximately 61,463 square feet in Alameda, California. The remaining approximate 2.8% tenant in common interest was purchased by an affiliated party. The property is 93% leased, with approximately 51% of the property leased to The Good Guys and approximately 20% leased to the State of California. The property was purchased from an unaffiliated third party for a purchase price of $11,655,000. The Company paid cash for its proportionate share of the purchase of approximately $11,329,000. The seller paid Realty a commission of $380,000, or approximately 3% of the purchase price, for arranging the transaction.

      On August 8, 2003, the Company paid down its line of credit with LaSalle in the amount of $6,000,000.

      On August 11, 2003, the Company, through its wholly-owned subsidiary, GREIT — North Pointe, LP, purchased North Pointe Corporate Center, a four-story Class A office building with approximately 130,805 square feet in Sacramento, California. The property is approximately 82% leased, with approximately 68% of the property leased to the Internal Revenue Service. The property was purchased from an unaffiliated third party for a purchase price of $24,205,000 in cash. The seller paid a sales commission to Realty of $705,000, or approximately 2.9% of the purchase price, for arranging the transaction.

Commitments and Contingencies

      On June 3, 2003, the Company terminated its agreement with an unaffiliated third-party to purchase Park on the Bayou in Houston, Texas as the seller was unable to perform on the May 30, 2003 closing date. On June 4, 2003, pursuant to a previous agreement, the seller returned the Company’s $250,000 deposit and paid $60,330 to the Company as liquidated damages.

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

Funds From Operations

      Due to the unique operating characteristics of certain real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a standard known as funds from operations (“FFO”) which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO equals net income or loss determined in accordance with accounting principles generally accepted in the United States (“GAAP”) less extraordinary, unusual and non-recurring items, excluding gains/ losses from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.

      The Company computes FFO in accordance with the April 2002 “White Paper on Funds From Operations,” and “National Policy Bulletin” published by NAREIT. The Company generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as contrasted with net income/loss determined on a GAAP basis that gives effect to non-cash items such as depreciation. However, FFO is not intended to be an alternative to net income or loss as an indicator of the Company’s performance, nor to cash flow provided by/ used in operating activities (based on GAAP) as a measure of liquidity. In addition, FFO is not necessarily indicative of cash available to pay distributions or finance other operating requirements. Since the aforementioned NAREIT publications only provide general guidelines for computing FFO, the computation thereof may vary from one REIT to another because capitalization and expense accounting policies may differ from entity to entity.

      Funds from Operations for the six months ended June 30, 2003 is summarized below:

Six Months Ended
June 30, 2003

(Unaudited)
Net income	$566,623
Add:
Depreciation — Wholly-owned properties	405,455
Depreciation — Unconsolidated real estate operating properties	434,802

Funds from operations	$1,406,880

Weighted average common shares outstanding
Basic	4,286,756

Diluted	4,288,192

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity, fund capital expenditures and finance expansion of the Company’s operations and real estate portfolio. In managing the Company’s interest rate risk, management’s objectives are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company borrows primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. On May 2, 2003, the Company entered into an interest rate swap with LaSalle to hedge its exposure to $26,400,000 in variable rate borrowings under its credit facility with LaSalle (see Note 4 — “Notes Payable” in the accompanying June 30, 2003, financial statements). In the future, the Company may enter into additional derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a given financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

      The table below presents the principal amounts and weighted average interest rates of fixed and variable interest rate debt by year of scheduled maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	As of June 30, 2003

	2003	2004	2005	2006	2007	Thereafter

Fixed rate debt	$57,485	$125,492	$133,235	$141,456	$9,643,320	$—
Average interest rate on maturing fixed rate debt	5.92%	5.92%	5.92%	5.92%	5.92%	—
Variable rate debt	$—	$—	$—	$27,035,000	$—	$—
Average interest rate on maturing variable rate debt	—	—	—	3.90%	—	—

Item 4.     Controls and Procedures

      Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings.

      None.

Item 2.     Changes in Securities and Use of Proceeds.

      (a) None.

      (b) None.

      (c) None.

      (d) N/A

Item 3.     Defaults Upon Senior Securities.

      None.

Item 4.     Submission of Matters to a Vote of Security Holders.

      On June 28, 2002, the Company held its Annual Meeting of Shareholders. At the meeting shareholders voted on the election of directors to the Company’s Board of Directors, the approval of the Company’s Independent Director Stock Option Plan, the approval of the Company’s Officer and Employee Stock Option Plan and on the ratification of Company’s auditors. The shareholders voted to elect the following persons as directors for one year terms: W. Brand Inlow, Edward Johnson, Anthony W. Thompson, D. Fleet Wallace, and Gary Wescombe, to approve each of the Independent Director and Officer and Employee Stock Option Plans and to ratify the appointment of Grant Thornton LLP as the Company’s independent auditors for 2003.

      The Company received proxies representing 52.56% of the Company’s 5,387,731 shares of common stock outstanding as of May 10, 2003, the record date. The number of votes for, against, abstaining, and withheld were as follows.

Directors:	For	Against	Abstain	Withheld

W. Brand Inlow	2,626,154	10,888	191,534	0
Edward Johnson	2,626,154	10,888	191,534	0
Anthony W. Thompson	2,626,154	10,888	191,534	0
D. Fleet Wallace	2,626,154	10,888	191,534	0
Gary Wescombe	2,626,154	10,888	191,534	0
Approval of Independent Director Stock Option Plan	2,154,074	238,245	439,257	0
Approval of Officer and Employee Stock Option Plan	2,199,197	214,538	417,842	0
Ratification of Grant Thornton LLP as auditors	2,624,175	23,874	188,583	0

Item 5.     Other Information.

      None.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).

3.3	Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.4	Amended and Restated Bylaws of the Company (included as Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.5	Second Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.6	Third Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on July 3, 2002 (File No. 333-76498) and incorporated herein by this reference).
4.1	Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
10.2	Dividend Reinvestment Plan (included as Exhibit C to the Company’s Prospectus, a part of Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.3	Stock Repurchase Plan (included as Exhibit D to the Company’s Prospectus, a part of Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between the Company and Triple Net Properties, LLC (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Escrow Agreement (included as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by reference).
10.8	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. and Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Form 8-K filed by the Company on September 30, 2002 and incorporated herein by reference).
10.9	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included) as Exhibit 10.8 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10.10	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, L.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G RET — Two Corporate Plaza (included as Exhibit 10.09 to the Form 8-K filed by the Company on December 13, 2002 and incorporated herein by reference).
10.11	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).

10.12	Agreement of Sale and Purchase dated September 9, 2002, between 1200 N Street, Ltd. and Triple Net Properties, LLC, an assigned to GREIT — Atrium Building, LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.13	Form of Escrow Agreement (included as Exhibit 10.13 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to GREIT — Park Sahara, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on March 28, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/K/A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.17	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) The following Reports on Form 8-K were filed during the quarter ended June 30, 2003:

On April 11, 2003, the Company filed a Current Report on Form 8-K/A dated March 18, 2003 to disclose that it is not required to file Item 7 financials for its purchase of a 4.75% interest in Park Sahara, Las Vegas, Nevada.

On April 16, 2003, the Company filed a Current Report on Form 8-K/A dated January 31, 2003 to file the required Item 7 financial statements with respect to the Company’s purchase of the Atrium Building in Lincoln, Nebraska.

On May 10, 2003, the Company filed a Current Report on Form 8-K dated April 25, 2003 to describe the Company’s purchase of the Department of Children and Families Campus in Plantation, Florida and Gemini Plaza in Houston, Texas.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G REIT, Inc.
(Registrant)

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer

By:	/s/ WILLIAM C. DANIEL

William C. Daniel
Chief Financial Officer

Date: August 14, 2003

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.3	Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.4	Amended and Restated Bylaws of the Company (included as Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.5	Second Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.6	Third Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on July 3, 2002 (File No. 333-76498) and incorporated herein by this reference).
4.1	Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
10.2	Dividend Reinvestment Plan (included as Exhibit C to the Company’s Prospectus, a part of Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.3	Stock Repurchase Plan (included as Exhibit D to the Company’s Prospectus, a part of Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between the Company and Triple Net Properties, LLC (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Escrow Agreement (included as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by reference).
10.8	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. and Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Form 8-K filed by the Company on September 30, 2002 and incorporated herein by reference).
10.9	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included) as Exhibit 10.8 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).

10.10	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, L.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G RET — Two Corporate Plaza (included as Exhibit 10.09 to the Form 8-K filed by the Company on December 13, 2002 and incorporated herein by reference).
10.11	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated September 9, 2002, between 1200 N Street, Ltd. and Triple Net Properties, LLC, an assigned to GREIT — Atrium Building, LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.13	Form of Escrow Agreement (included as Exhibit 10.13 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to GREIT — Park Sahara, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on March 28, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/K/A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.17	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
31.1	Certification Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002