Form 10-Q
period 2003-09-30
G REIT INC
filed 2003-11-14
CIK 1164246

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

     As of November 12, 2003, there were 14,418,065 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.

FORM 10-Q

For the quarterly period ended September 30, 2003

FORWARD-LOOKING STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

      G REIT, Inc.’s (the “Company’s”) registration statement on Form S-11/ A (the “Registration Statement”) was declared effective July 22, 2002 by the Securities and Exchange Commission (“SEC”). In September 2002, the Company completed its first property acquisition and commenced its planned principal operations. The accompanying September 30, 2003 interim financial statements of the Company required to be filed with this Quarterly Report on Form 10-Q, together with the related Notes, were prepared by management without audit and commence on the following page. In the opinion of management, the interim financial statements present fairly the financial condition and results of operations of the Company. However, these interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2002 previously filed with the SEC.

G REIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Real estate investments:
Operating properties	$90,985,786	$23,830,511
Investments in unconsolidated real estate	15,147,663	—

	106,133,449	23,830,511
Less accumulated depreciation	(923,997)	(102,149)

	105,209,452	23,728,362
Cash and cash equivalents	9,340,739	8,469,335
Accounts receivable	291,975	98,149
Accounts receivable from related parties	—	4,063
Real estate deposits	1,174,871	2,270,985
Deferred financing costs	1,912,764	360,688
Other assets, net	1,425,082	1,529,727

Total assets	$119,354,883	$36,461,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$3,048,213	$770,770
Mortgage loans payable	10,072,474	16,860,000
Line of credit	1,135,000	—
Security deposits and prepaid rent	865,792	370,539
Distributions payable	707,610	109,642

	15,829,089	18,110,951

Commitments and contingencies	—	—
Minority interest	272,836	—
Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 12,008,464 shares issued and outstanding at September 30, 2003 and 2,158,407 shares issued and outstanding at December 31, 2002	120,085	21,584
Additional paid-in capital	105,699,220	18,582,586
Distributions in excess of earnings	(2,566,347)	(253,812)

Total shareholders’ equity	103,252,958	18,350,358

Total liabilities and shareholders’ equity	$119,354,883	$36,461,309

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Rental income	$6,885,371	$80,997	$3,342,130	$80,997
Interest income	76,605	5,745	52,998	5,745

	6,961,976	86,742	3,395,128	86,742
Expenses
Rental expenses	2,776,026	19,684	1,494,722	19,684
General and administrative	928,428	58,623	375,076	58,623
Depreciation	821,848	16,297	416,394	16,297
Amortization of lease commissions	6,369	—	3,642	—
Interest (including amortization of deferred financing fees)	1,707,631	43,610	843,567	43,610

	6,240,302	138,214	3,133,401	138,214

Income before equity in earnings of unconsolidated real estate	721,674	(51,472)	261,727	(51,472)
Equity in earnings of unconsolidated real estate	381,076	—	274,400	—
Minority interest	(3,699)	—	(3,699)	—

Net income	$1,099,051	$(51,472)	$532,428	$(51,472)

Earnings per share — basic and diluted	$0.18	$(0.16)	$0.06	$(0.16)

Dividends declared per share	$0.52	$0.09	$0.15	$0.09

Weighted average number of common shares outstanding
Basic	6,067,049	330,965	9,643,425	330,965
Diluted	6,110,859	330,965	9,773,485	330,965

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2003
(Unaudited)

		Common	Additional	Distributions
	Number of	Stock,	Paid-in	in Excess of
	Shares	Par Value	Capital	Earnings	Total

BALANCE — December 31, 2002	2,158,407	$21,584	$18,582,586	$(253,812)	$18,350,358
Issuance of common shares, net of offering costs	9,850,057	98,501	87,116,634	—	87,215,135
Distributions	—	—	—	(3,411,586)	(3,411,586)
Net income	—	—	—	1,099,051	1,099,051

BALANCE — September 30, 2003	12,008,464	$120,085	$105,699,220	$(2,566,347)	$103,252,958

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,099,051	$(51,472)
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of unconsolidated real estate, net of distributions	(381,076)	—
Depreciation	821,848	16,297
Amortization of deferred financing fees	258,206	12,107
Minority interest expense	3,699	—
Change in fair value of interest rate swap	286,811	—
Change in operating assets and liabilities:
Accounts receivable	(193,826)	—
Other assets	108,708	—
Accounts payable and accrued liabilities	1,990,632	506,792
Security deposits and prepaid rent	495,253	188,763

Net cash provided by operating activities	4,489,306	672,487

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(65,659,514)	(10,786,716)
Purchase of investments in unconsolidated real estate	(14,979,938)	—
Capital expenditures	(186,296)	—

Net cash used in investing activities	(80,825,748)	(10,786,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	85,980,383	6,033,213
Receivable from Advisor/affiliates	—	(468,246)
Borrowings under line of credit	27,135,000	—
Repayments under line of credit	(26,000,000)	—
Principal payments on notes payable	(6,787,526)	—
Borrowings under notes payable	—	6,700,000
Distributions paid	(1,578,866)	(6,116)
Payment of deferred financing costs	(1,810,282)	(588,351)
Minority interest contributions	269,137	—

Net cash provided by financing activities	77,207,846	11,670,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	871,404	1,556,271
CASH AND CASH EQUIVALENTS — beginning of period	8,469,335	—

CASH AND CASH EQUIVALENTS — end of period	$9,340,739	$1,556,271

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$962,172	$31,503

Income taxes	$800	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of common stock for dividends reinvested	$1,234,756	$3,220

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

1.     Organization

      G REIT, Inc. (the “Company”), was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was incorporated to raise capital and acquire ownership interests in office, industrial and service real estate properties with a government-tenant orientation. In September 2002, the Company completed its first property acquisition and commenced its planned principal operations. As of September 30, 2003, the Company owned interests in nine real estate properties, including six operating properties and three tenant in common interest properties.

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement between the Company and the Advisor has a one year term and is subject to successive renewals with the written consent of the parties including a majority of the independent directors. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor (see Note 8).

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

      The Company owns all of its interests in properties through its majority-owned subsidiary, G REIT, L.P., a Virginia limited partnership (the “Operating Partnership”), and conducts substantially all of its operations through the Operating Partnership. As of September 30, 2003, the Company was the sole general partner of the Operating Partnership and owned substantially all of the equity interests therein, except for 100 incentive non-voting ownership units issued to the Company’s Advisor. The incentive units entitle the Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to the Company’s shareholders (as defined in the Registration Statement). In addition, the Advisor is entitled to incentive distributions from net proceeds from the sale of properties after the Company’s shareholders have received distributions equal to their invested capital, as defined, plus an 8% return on such invested capital.

2.     Interim Financial Statements and Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company, G REIT, L.P., the wholly owned subsidiaries of G REIT, L.P. and its majority tenant in common interest in one real estate property. Minority interest represents the ownership interest of an unrelated party in such property. All material inter-company transactions and account balances have been eliminated in consolidation. All references to the Company include the Operating Partnership and its subsidiary entities and property.

      The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures have been condensed or omitted. In the

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

opinion of management, all normal and recurring adjustments considered necessary for the fair presentation of the Company’s financial position, results of operations and cash flows have been included. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC.

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

      Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows predicted to be generated by that asset. As of September 30, 2003, no indicators of impairment existed and no impairment losses have been recorded.

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

Revenue Recognition

      Real estate property is leased to tenants under leases with terms exceeding one year. Revenues from these leases, which are accounted for as operating leases, are recognized on a straight-line basis over the related term. Cost recoveries from tenants are included in rental income in the period the related costs are incurred.

Income Taxes

      The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Internal Revenue Code, to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. As of September 30, 2003, the Company believes it was in compliance with all relevant REIT requirements.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Per Share Data

      The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings per share attributable for all periods presented is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of common shares and all potentially dilutive securities. As of September 30, 2003, there were 130,000 potentially dilutive securities including 90,000 options granted to officers.

Allowance for Uncollectible Receivables

      When needed, the Company maintains an allowance for estimated losses resulting from the inability of tenants to make required payments, which results in a reduction of income. Management determines the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions. As of September 30, 2003, there was no allowance for uncollectible accounts.

Stock Options

      The Company follows the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For employee compensatory stock options that will eventually vest, compensation expense is recognized during the periods in which the related employee services are rendered. Such expense is generally measured by determining the excess, if any, of the grant date estimated fair market value of the underlying stock over the amount to be paid by the employee in conformity with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensatory stock options and similar equity instruments issued to non-employees in exchange for goods or services are accounted for based on the estimated fair market value of (1) the goods or services received or (2) the equity instrument issued, whichever is more reliably measurable. This accounting policy is in conformity with SFAS 123.

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

      Stock options granted pursuant to the Plans will expire ten years from the grant date and will be exercisable in whole or in part upon the second anniversary of the grant date; provided, however, that if the exercise of any stock option would cause the aggregate of all Company stock owned by the Advisor, the Dealer Manager of the Offering (NNN Capital Corp., an affiliate of the Company and the Advisor), their affiliates, and the Company’s officers and directors to exceed 10.0% of the total outstanding shares of the Company’s common stock, such exercise would be delayed until the first date on which the exercise would not cause such limit to be exceeded. The Company has authorized and reserved a total of 100,000 shares and 400,000 shares for issuance under the Director Plan and the Officer/ Employee Plan, respectively. Options grants are subject to shareholder approval of the Plans. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 30, 2003, options for a total of 90,000 and 40,000 shares were outstanding under the Officer/Employee and Director Plans, respectively.

	Number	Exercise	Weighted Average
	of Shares	Prices	Exercise Price

Options outstanding at December 31, 2002	—	$—	$—
Granted	130,000	9.05	9.05
Exercised	—	—	—
Cancelled	—	—	—
Expired	—	—	—

Options outstanding at September 30, 2003	130,000	9.05	9.05

      A summary of outstanding options exercisable under the Plans is presented in the schedule below.

Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price — Options	Exercisable	Price — Options

$9.05	130,000	9.32	$9.05	—	$9.05

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2003

Actual net income	$532,428	$1,099,051
Pro forma compensation expense	(15,438)	(50,271)

Pro forma net income	$516,990	$1,048,780

Actual net income per share — basic and diluted	$0.06	$0.18
Pro forma net income per share — basic and diluted	$0.05	$0.17

      Pursuant to SFAS 148, the Company is required to disclose the effects on net income and per share data as if the Company had elected to use the fair value approach to account for its stock-based compensation plans. Had the compensation cost for all of the Company’s option plans been determined using the fair value method, the pro forma expense associated with outstanding options for the three months and nine months ended September 30, 2003 would not have been significant and the net income per share would be the same as currently reported.

      This pro forma amount was determined by estimating the fair value of each option beginning June 28, 2003, when shareholder approval of the option plans was obtained, at $0.95 per option, using the Black-Scholes option-pricing model, assuming of a 7.50% dividend yield, a 3.53% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.32 years, and a volatility rate of 0% were applied.

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

      Derivatives are recognized as either assets or liabilities in the statement of financial position and measured at fair value in accordance with Statement of Financial Accounting Standards No. 133. Additionally, the fair value adjustments will affect either accumulated other comprehensive income or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company requires that its derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. Key criteria which are essential for qualifying as hedge accounting include the notional amount, benchmark interest rate, and the fair value of the swap at inception must be zero, all interest receipts/payments must be designated as hedged and the repricing dates must be the same over the term of the swap.

      Interest rate swaps that convert variable payments to fixed payments are cash flow hedges if they qualify for hedge accounting and are fully effective. If the instrument is considered ineffective in hedging cash flow risk, the fair value adjustments related to the swaps are charged to interest (See Note 5).

Recently Issued Accounting Pronouncements

      In June, 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management’s intent and requires that liabilities be measured at estimated fair value. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of FASB Statement No. 123. The disclosure requirements of Statement 123, “Accounting for Stock-Based Compensation,” which apply to stock compensation plans of all companies, are amended to require certain disclosures about stock-based employee compensation plans in an entity’s accounting policy note. Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. Before amendment by Statement 148, Statement 123 required entities changing to the fair value method of accounting for stock-based employee compensation to account for the change in method prospectively. The FASB decided to provide a choice among three transition methods (the prospective method originally required by Statement 123, the modified prospective method, and the retroactive restatement method) for entities voluntarily adopting the fair value method in periods beginning before December 16, 2003. Statement 123’s original prospective transition method will not be available to entities changing to the fair value method in fiscal years beginning after December 15, 2003. The amendments to the disclosure and transition provisions of Statement 123 are effective for fiscal years ending after December 15, 2002. Calendar year-end entities are required to include the new disclosures in their 2002 financial statements. The disclosure requirement for interim financial information is effective for interim periods beginning after December 15, 2002. The Company has adopted the interim disclosure requirements of SFAS 148 in the accompanying consolidated financial statements. The implementation of this standard did not have a material effect upon the Company’s financial statements.

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

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002 and have been adopted in the accompanying consolidated financial statements with no additional disclosure required.

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

3.     Real Estate Investments

Operating Properties

      The Company’s operating properties at September 30, 2003 were as follows:

	Percentage		Buildings and
	Ownership	Land	Improvements	Total

5508 Highway 290 West Office Complex, Austin, TX	100.00%	$1,535,875	$8,696,923	$10,232,798
Two Corporate Plaza, Clear Lake, TX	100.00%	2,040,578	11,728,523	13,769,101
Atrium Building, Lincoln, NE	100.00%	1,075,996	3,354,736	4,430,732
Department of Children and Families Campus, Plantation, FL	100.00%	1,743,333	9,873,446	11,616,779
Gemini Plaza, Houston, TX	100.00%	2,255,841	12,783,118	15,038,959
Bay View Plaza, Alameda, CA	97.68%	1,750,480	9,923,285	11,673,765
North Pointe Corporate Center, Sacramento, CA	100.00%	3,633,548	20,590,104	24,223,652

		14,035,651	76,950,135	90,985,786
Less accumulated depreciation		—	(923,997)	(923,997)

		$14,035,651	$76,026,138	$90,061,789

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On July 31, 2003, through its wholly owned subsidiary, GREIT — Bay View, LP, a California limited partnership, the Company purchased an approximately 97.68% undivided tenant in common interest in Bay View Plaza located in Alameda, California. The remaining undivided tenant in common interest was purchased by NNN Bay View 1, LLC, an unaffiliated third party. The seller was an unaffiliated third party. The total purchase price for the property was approximately $11,655,000 in cash. The Company’s proportionate share of the total purchase price was approximately $11,329,000. The seller paid a sales commission to Triple Net Properties Realty, Inc. (“Realty”), an affiliate of the Company’s advisor, of $380,000, or approximately 3.0% of the purchase price.

      On August 11, 2003, through its wholly owned subsidiary, GREIT — North Pointe, LP, a California limited partnership, the Company purchased North Pointe Corporate Center located in Sacramento, California. The seller was an unaffiliated third party. The total purchase price for the property was approximately $24,205,000 in cash. The seller paid a sales commission to Realty of $705,000, or approximately 2.9% of the purchase price.

Investments in Unconsolidated Real Estate

      The Company’s unconsolidated investments in real estate consist of:

	Ownership %	Company Investment

Congress Center, Chicago, IL	30.00%	$14,927,076
Park Sahara, Las Vegas, NV	4.75%	220,587

		$15,147,663

      Unaudited condensed combined financial information as of September 30, 2003 and for the three months and nine months then ended for the Company’s investments in unconsolidated real estate is presented below.

Real estate operating properties	$149,147,877
Other assets	3,196,099

Total assets	$152,343,976

Notes payable secured by real estate operating properties	$107,662,634
Other liabilities	7,600

Total liabilities	$107,670,234
Total equity	44,673,742

Total liabilities and equity	$152,343,976

Company’s share of total equity	$15,147,663

	Three Months	Nine Months
	September 30, 2003	September 30, 2003

Revenues	$4,411,545	$11,011,515
Rental and other expenses	(2,890,495)	(7,041,881)
Interest expense	(784,004)	(2,581,687)

Net earnings	737,046	1,387,947

Company’s share of earnings	$274,400	$381,076

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Other Assets

      Other assets as of September 30, 2003 and the year ended December 31, 2002 consisted of the following:

	September 30,	December 31,
	2003	2002

Property impounds & reserves	$1,041,340	$952,526
Deferred rent receivable	111,670	20,853
Prepaid expenses and deposits	212,311	46,167
Lease commissions — net of amortization	54,252	25,741
Receivables — other	5,509	484,440

Total other assets	$1,425,082	$1,529,727

5.     Notes Payable

Line of Credit

      On September 19, 2003, LaSalle National Bank Association (“LaSalle”) approved an increase in the amount of the Company’s line of credit from $65,000,000 to $75,000,000 pursuant to the terms of the amended credit agreement.

      On September 20, 2003, the Company paid down our line of credit with LaSalle in the amount of $20,000,000.

      Properties financed by borrowings under the LaSalle line of credit are required to meet certain minimum loan to value, debt service coverage and other requirements on a combined basis. As of September 30, 2003, the Company was in compliance with all such requirements.

      As of September 30, 2003, the Company’s borrowings under this credit facility totaled $1,135,000, and undrawn amounts totaled $73,865,000. The weighted average interest rate on the line of credit for the three month and nine month periods ended September 30, 2003 was 3.90% and 3.94%, respectively.

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

      During the quarter ended September 30, 2003, the Company repaid substantially all of its variable rate borrowings, thereby making the interest rate swap ineffective. As a result, the fair value adjustments to the interest rate swap, which totaled $286,811, have been charged to interest expense. Additionally, interest rate pay differentials arising from the swap agreement during the quarter ended September 30, 2003 resulted in additional interest expense totaling $74,257.

Mortgage Payable

      In connection with the acquisition of Two Corporate Plaza, an office building located in Clear Lake, Texas, in November 2002, the Company borrowed $10,160,000 from an unaffiliated lender under a first mortgage loan bearing interest at a fixed interest rate of 5.92%. The Company is required to make payments of principal and interest on a 30-year amortization schedule until the due date of December 11, 2007, at which

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time the loan will have to be paid in full or refinanced. The outstanding loan balance at September 30, 2003 was approximately $10,072,000.

6.     Shareholders’ Equity

      As of September 30, 2003, the Company had issued 12,008,464 shares of its common stock (“Shares”) for aggregate gross proceeds before offering costs and selling commissions totaling $119,477,000. Of these amounts, approximately 22,100 shares or $200,005 of the Company’s common stock were sold to the Advisor, and approximately 9,595 shares or $86,836 of the Company’s common stock were sold to other affiliated parties. In addition, 137,536 shares totaling approximately $1,297,500 have been issued under the Company’s Dividend Reinvestment Program (“DRIP”) through September 30, 2003.

      In connection with the Offering, the Company incurred approximately $13,658,000 of costs related to the issuance and distribution of Shares through September 30, 2003, including $10,547,000 during the nine months ended September 30, 2003. Such amount includes $9,314,000 paid to the Dealer Manager of the Offering (NNN Capital Corp., a company wholly owned by the Company’s CEO), principally comprised of selling commissions, investor marketing and due diligence costs. In addition, approximately $1,518,000 was paid to the Advisor for reimbursement of actual offering expenses.

      Beginning September 1, 2002, the Company began paying monthly dividends to shareholders of record as of the end of the preceding month. The Company pays monthly dividends at an annual rate of 0.750 per share (0.725 per share prior to June 2003 and 0.700 per share prior to January 2002) to the extent of available funds.

      For the nine months ended September 30, 2003, the Company declared total dividends of $3,411,586, of which $1,578,866 was paid in cash.

7.     Dividend Reinvestment Program

      Effective with the Offering, the Company adopted a DRIP that allows Company shareholders to purchase up to 1,000,000 shares of common stock through reinvestment of dividends, subject to certain conditions. The Company registered and reserved 1,000,000 shares for distribution pursuant to the DRIP.

      During the three months and nine months ended September 30, 2003, the Company issued 64,172 Shares and 130,704 Shares, respectively, under the Company’s DRIP.

8.     Advisory Agreement and Related Party Transactions

Advisory Agreement

      Under the terms of the Advisory Agreement, the Advisor has responsibility for the day-to-day operations of the Company, administers the Company’s accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by the Company’s Board of Directors, manages the Company’s property and renders other services deemed appropriate by the Company’s Board of Directors. The Advisor bears the expenses incurred for the performance of its services and is entitled to reimbursement subject to certain limitations. Fees and costs reimbursed to the Advisor cannot exceed 2% of average invested assets or 25% of net income for the previous four quarters as defined. During the nine months ended September 30, 2003, there were no reimbursements to the Advisor for costs and expenses relating to the Advisory Agreement.

Offering Expenses

      The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) incurred on behalf of the Company which

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

together exceed 14% of the gross Offering proceeds. Effective October 17, 2002, the Board of Directors of the Company lowered the limitation on offering and organizational expenses to be borne by the Company from 15% to 14% of the total proceeds raised in the Offering.

      Through September 30, 2003, total offering expenses incurred and reimbursed to the Advisor and affiliates totaled approximately $13,658,000 ($10,547,000 incurred during the nine months ended September 30, 2003) which are not in excess of this limitation.

Real Estate Commissions

      For the three months and nine months ended September 30, 2003, Realty received real estate sales commissions of $1,085,000 and $4,162,000, respectively, in connection with the acquisition of properties by the Company.

Property Management Fees

      The Company pays Realty property management fees equal to 5% of the gross income of each property managed by Realty. All of the Company’s properties are managed by Realty and, for the three months and nine months ended September 30, 2003, the Company incurred approximately $149,000 and $321,000, respectively, in property management fees.

Incentive Distributions

      The Advisor owns 100 non-voting incentive performance units in G REIT, L.P., the Company’s Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s shareholders have received an 8% annual return on their invested capital. No incentive distributions were made to the Advisor for the nine months ended September 30, 2003.

9.     Commitments and Contingencies

Acquisitions

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

Contingent Loan Obligations

      In connection with the purchase of its tenant in common interest in Congress Center (see Note 3), the Company is jointly and severally liable on two loans encumbering the property with a maximum principal amount of $95,950,000 and maturing through January 2006. The loans are cross-collateralized and cross- defaulted. The Company’s joint and several obligation under these loans constitutes a guarantee of entities under the common control of the Advisor and, as a result, it is exempted from recognition and measurement required by FIN 45 and no liability related to this obligation has been recorded in the accompanying

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements. In the event of a loan default by the other property owners of Congress Center, the Company may be responsible for fully repaying the loans and accrued interest thereon. In such event, the Company would then have recourse against the other property owners and be able to proportionately increase its ownership interest in the property.

10.     Subsequent Events

      On October 8, 2003, the Company borrowed $29,620,215 under the LaSalle line of credit. The amount drawn was collateralized by the following properties: 5508 Highway 290 West Office Complex — $5,529,983; Gemini Plaza — $9,815,000; and North Point Corporate Center — $14,275,232. Proceeds were utilized to purchase additional real estate property.

      On October 10, 2003, through its wholly owned subsidiary, GREIT — 824 Market Street, LLC, a Delaware limited liability company, the Company purchased 824 Market Street, a ten-story Class B+ multi-tenant office tower with approximately 200,020 square feet in Wilmington, Delaware. The property is approximately 93% leased with approximately 35% of the property leased to GSA (US Bankruptcy Court — District of Delaware). The property was purchased from an unaffiliated third party for a purchase price of approximately $31,900,000 in cash. The Company paid an acquisition fee to Realty of $970,000, or approximately 3.0% of the purchase price.

      On October 10, 2003, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission for a second offering of its common stock. Pursuant to this registration statement, the Company will be offering for sale to the public on a “best efforts” basis an additional 27 million shares of its common stock at a purchase price of $10.00 per share and up to 1.5 million additional shares through its dividend reinvestment plan. The Company anticipates that this registration statement will go effective during the first quarter of 2004 and that the current offering will terminate in conjunction with the commencement of the second offering.

      On October 24, 2003, the Company’s advisor entered into a contract on behalf of the Company with an unaffiliated third-party seller for the acquisition of Centerpoint Corporate Park, a four-building portfolio totaling approximately 435,894 square feet situated in a Class A eight-building suburban corporate campus in Kent, Washington, a suburb of Seattle. The property is approximately 67% leased, with approximately 13.7% leased by PASC (Patient Accounting Services Corporation), 9.2% leased by Alaska Airlines, 7.2% leased by United Airlines, 5.4% leased by Noridian Blue Cross and 5.3% by the Federal Bureau of Investigation. The purchase price for the property is approximately $55,300,000. The seller will pay Realty a sales commission of $1,084,000, or approximately 2.0% of the purchase price, for arranging the transaction. Closing of this acquisition is anticipated in the fourth quarter of 2003. The Company made a deposit of $2,000,000 related to this potential acquisition. Under certain circumstances, such deposit may be nonrefundable.

      On October 24, 2003, the Company’s advisor entered into a contract on behalf of the Company with an unaffiliated third-party seller for the acquisition of One World Trade Center, a 27-story Class A multi-tenant office building with approximately 570,485 square feet in downtown Long Beach, California. The property, which includes a retail component of approximately 120,000 square feet, is approximately 85% leased, with approximately 9.3% leased by the U.S. Customs Trade Office and 5.3% by the Federal Bureau of Investigation. The purchase price for the property is approximately $113,650,000. The seller will pay Realty a sales commission of $2,400,000, or approximately 2.1% of the purchase price, for arranging the transaction. Closing of this acquisition is anticipated in the fourth quarter of 2003. The Company made a deposit of $3,000,000 related to this potential acquisition. Under certain circumstances, such deposit may be nonrefundable.

      On October 28, 2003, through its wholly owned subsidiary, GREIT — Sutter Square, LP, a California limited partnership, the Company purchased Sutter Square Galleria, a mixed-use two-building property with

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 61,036 square feet in Sacramento, California. The property is subject to a ground lease expiring in 2030 with one ten-year option period thereafter. The property is approximately 96% leased with the University of California Davis Extension, John Robert Powers and Blockbuster occupying approximately 30%, 16% and 13%, respectively, of the property. The purchase price for the property was approximately $8,240,000. In connection with the purchase, the Company assumed the existing loan from GE Capital Loan Services in the amount of $4,024,126. The loan bears interest at a fixed rate of 6.89% per annum. The Company is required to make monthly principal and interest payments on a 30-year amortization schedule until the due date of November 1, 2008. The Company paid an acquisition fee to Realty of $240,000, or approximately 2.9% of the purchase price.

      On November 7, 2003, LaSalle approved an increase in the amount of the Company’s line of credit from $75,000,000 to $115,000,000, pursuant to the terms of the amended credit agreement. The Company has an option to increase the LaSalle credit facility up to $200,000,000, subject to meeting certain conditions. The option expires July 17, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of September 30, 2003 and December 31, 2002, together with results of operations and cash flows for the three-month and nine-month periods ended September 30, 2003 and 2002.

Forward-Looking Statements

      Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of our company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of our company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for operating properties in our current and proposed market areas and generally accepted accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning our company and its business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC. Our expectations are as of the date this Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law.

Overview and Background

      We were incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. We operate as a real estate investment trust for federal income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as dividends at least 90% of our REIT taxable income, as defined by the Internal Revenue Code, or Code, to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax on our taxable income at regular corporate tax rates. As of September 30, 2003, we believe we were in compliance with all relevant REIT requirements.

      We were incorporated to raise capital and acquire ownership interests in office, industrial, retail and service real estate properties, a number of which will have a government-tenant orientation. We commenced planned principal operations in September 2002 when we completed our first real estate property acquisition. As of September 30, 2003, we have purchased interests in nine real estate properties, including six office properties and three undivided tenant in common interests in office properties.

      We are externally advised by Triple Net Properties, LLC, our advisor, which is primarily responsible for managing the day-to-day operations and assets of our company. The Advisory Agreement between us and our advisor has a one year term, and is subject to successive renewals with the written consent of the parties including a majority of the independent directors. Our advisor is affiliated with our company in that the two entities have common officers and directors, some of whom also own an equity interest in our advisor.

Public Offering of Equity Securities/Use of Proceeds

      Pursuant to a Registration Statement on Form S-11/A under the Securities Act of 1933, as amended, we offered for sale to the public on a “best efforts” basis a minimum of 100,000 and a maximum of 20,000,000 shares of our common stock at a price of $10 per share and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan under which our shareholders may elect to have dividends reinvested in additional shares at $9.50 per share. The Registration Statement was declared effective by the SEC on July 22, 2002. As discussed in the Registration Statement, we plan to principally use the net offering proceeds from the sale of shares to acquire ownership interests in real estate properties with a government-tenant orientation. We intend to finance property acquisitions with a combination of net offering proceeds and debt secured by the acquired properties.

      As of September 30, 2003, we had issued approximately 12,008,464 shares of our common stock for aggregate gross proceeds before offering costs and selling commissions totaling $119,477,000. Of these amounts, approximately 22,100 shares or $200,005 of our common stock were sold to our advisor, and approximately 9,595 shares or $86,836 of our common stock were sold to other affiliated parties. In addition, 137,536 shares totaling approximately $1,297,500 have been issued under our dividend reinvestment program, or DRIP, through September 30, 2003.

      In connection with the offering, we incurred approximately $13,658,000 of costs related to the issuance and distribution of shares through September 30, 2003. Such amount includes a total of approximately $9,314,000 paid to the dealer manager of the offering (NNN Capital Corp., which is wholly owned by our CEO), and is principally comprised of selling commissions, and investor marketing and due diligence costs. In addition, approximately $1,518,000 was paid to our advisor for offering expenses.

Management

      Effective September 30, 2003, William C. Daniel resigned his position as our chief financial officer, and our board of directors appointed Richard Hutton as interim chief financial officer. Mr. Hutton has served as the chief investment officer of our advisor since August 2003, overseeing all financial operations of our advisor. From April 1999 to August 2003, Mr. Hutton served as senior vice president — real estate acquisitions and vice president — property management for our advisor. In that position, Mr. Hutton oversaw the management of the real estate portfolios and property management of our advisor and its affiliates. Mr. Hutton holds a BA in psychology from Claremont McKenna College and has been licensed as a certified public accountant in California since 1984.

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

Revenue Recognition and Allowance for Doubtful Accounts

      Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. We will maintain, as necessary, an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments, which will result in a reduction to income. Management will determine the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

Impairment of Real Estate Assets

      We assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators management considers important which could trigger an impairment review include the following:

•	significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.

Deferred Assets

      Costs incurred for debt financing and property leasing are capitalized as deferred assets. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in our statements of operations. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Unamortized financing and leasing costs are charged to expense in the event of debt prepayment or early termination of the lease.

Qualification as a REIT

      We have made an election to be taxed as a REIT. If we were to fail to qualify as a REIT, it would be, among other things, required to provide for federal income taxes on its income and reduce the level of distributions made to its shareholders. Critical estimates include the allocation of cost between personal and real property, and the calculation of earnings and profits for tax purposes, among others.

Real Estate Investments

      Through September 30, 2003, through our operating partnership, we purchased interests in nine real estate properties, including seven operating properties and two unconsolidated properties. The following table presents certain information related to such properties:

			GLA	Date
Property	Property Location	Ownership %	(Sq Ft)	Acquired

Operating Properties:
5508 Highway 290 West Office Complex	Austin, TX	100.00%	74,089	09/13/02
Two Corporate Plaza	Clear Lake, TX	100.00%	161,331	11/27/02
Atrium Building	Lincoln, NE	100.00%	166,868	01/31/03
Department of Children and Families Campus	Plantation, FL	100.00%	124,037	04/25/03
Gemini Plaza	Houston, TX	100.00%	158,627	05/02/03
Bay View Plaza	Alameda, CA	97.68%	61,463	07/31/03
North Pointe Corporate Center	Sacramento, CA	100.00%	130,805	08/11/03
Unconsolidated Properties:
Congress Center	Chicago, IL	30.00%	525,000	01/09/03
Park Sahara	Las Vegas, NV	4.75%	123,709	03/18/03

Acquisitions During the Three Months Ended September 30, 2003

Bay View Plaza — Alameda, California

      On July 31, 2003, through our wholly-owned subsidiary, GREIT — Bay View, LP, a California limited partnership, we purchased an approximately 97.68% undivided tenant in common interest in Bay View Plaza in Alameda, California. The property was built in 2001 and consists of a two-story Class A office building with approximately 61,463 square feet on a 3.01 acre site in the master-planned Harbor Bay Office Park. The remaining undivided tenant-in-common interest was purchased by an unaffiliated third party, NNN Bay View 1, LLC. The property was purchased from an unaffiliated third party for a purchase price of $11,655,000 in cash. Our proportionate share of the total purchase price was approximately $11,329,000. The seller of the property paid a sales commission to Realty of $380,000, or approximately 3.0% of the purchase price.

North Pointe Corporate Center — Sacramento, California

      On August 11, 2003, through our wholly-owned subsidiary, GREIT — North Pointe, LP, a California limited partnership, we purchased North Pointe Corporate Center in Sacramento, California. North Pointe is a 130,805 square foot four-story Class A office building on 5.6 acres built in 1988. The property was purchased from an unaffiliated third party for a purchase price of $24,205,000 in cash. The seller of the property paid a sales commission to Realty of $705,000, or approximately 2.9% of the purchase price.

Results of Operations

      We commenced our planned principal operations in the third quarter of 2002 when we completed our first property acquisition. The comparability of the financial information discussed below is limited by acquisitions completed during the periods presented. Reference is made to the real estate investment table presented above for the timing of these investments.

Three Months Ended September 30, 2003 and September 30, 2002

      Rental Income. Rental income consists of straight-line monthly base rent, percentage rental income, if applicable, due pursuant to tenant leases and property operating expenses recovered from tenants. Rental income increased by $3,261,133 to $3,342,130 for the three months ended September 30, 2003 compared to $80,997 for the three months ended September 30, 2002. Our rental income increased significantly due to the acquisition of six additional properties. Management expects rental income to continue to increase due to the planned acquisition of additional properties and ownership of recently acquired properties for a full quarter of operations.

      Interest Income. Interest income consists primarily of interest earned on offering proceeds temporarily held by us as cash and cash equivalents pending investment in properties or use for corporate operations. Cash and cash equivalents are invested in short-term money market investments. Interest income increased by $47,253 to $52,998 for the three months ended September 30, 2003 compared to $5,745 for the three months ended September 30, 2002. This increase was primarily due to the increase in offering proceeds pending investment.

      Rental Expenses. Rental expenses consist of the costs of owning and maintaining our properties including primarily property management fees, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses increased by $1,475,038 to $1,494,722 for the three months ended September 30, 2003 compared to $19,684 for the three months ended September 30, 2002. Our rental expenses increased significantly due to the acquisition of six additional properties. Management expects rental expenses to continue to increase due to the planned acquisition of additional properties and ownership of recently acquired properties for a full quarter of operations.

      General and Administrative Expenses. General and administrative expenses consist primarily of third party legal and accounting fees and the cost of computerized information services and related office expenses required to maintain our accounting and investor records. These expenses increased by $316,453 to $375,076 for the three months ended September 30, 2003 compared to $58,623 for the three months ended September 30, 2002. Management expects general and administrative expenses to increase on a basis commensurate with the acquisition of additional properties. In addition, management anticipates increased legal, accounting and consulting expenses related to the registration of the second offering and expanded SEC compliance requirements mandated by the Sarbanes-Oxley Act.

      Depreciation. Depreciation expense increased by $400,097 to $416,394 for the three months ended September 30, 2003 compared to $16,297 for the three months ended September 30, 2002. Management expects depreciation expense to continue to increase in proportion with the acquisition of additional properties.

      Interest Expense. Interest expense consists of interest incurred on mortgage notes payable and borrowings under our line of credit facility and the amortization of deferred financing fees. Interest expense increased by $799,957 to $843,567 in the three months ended September 30, 2003 compared to $43,610 for the three month ended September 30, 2002, including a charge of $286,811 for the fair value adjustments of the interest rate swap agreement which resulted from ineffectiveness in hedging activities. Management expects interest expense to continue to increase with the acquisition of additional properties.

      Equity in Net Earnings of Unconsolidated Real Estate. Our equity in earnings of unconsolidated real estate was $274,400 for the three months ended September 30, 2003; we had no investments in unconsolidated real estate in the three months ended September 30, 2002. The majority of this amount was contributed by our 30% undivided tenant in common interest in Congress Center. Management expects equity in the earnings of unconsolidated real estate generated by these investments to increase as the underlying properties become fully leased.

      Net Income. Net income was $532,428 or $0.06 per share basic and diluted for the three months ended September 30, 2003 compared to net income of $(51,472) or $(0.16) per share basic and diluted for the three months ended September 30, 2002. Dividends declared were $1,818,769 or $0.15 per share for the three months ended September 30, 2003 compared to $28,647 or $0.09 per share for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 and September 30, 2002

      Rental Income. Rental income increased by $6,804,374 to $6,885,371 for the nine months ended September 30, 2003 compared to $80,997 for the nine months ended September 30, 2002. Our rental income increased significantly during the nine months ended September 30, 2003 due to the acquisition of six additional properties. Management expects rental income to continue to increase due to the ownership of certain recently acquired properties for a full quarter of operations and the planned acquisition of additional properties.

      Interest Income. Interest income increased by $70,860 to $76,605 for the nine months ended September 30, 2003 compared to $5,745 for the nine months ended September 30, 2002. This increase was primarily due to the increase in offering proceeds pending investment.

      Rental Expenses. Rental expenses increased by $2,756,342 to $2,776,026 for the nine months ended September 30, 2003 compared to $19,684 for the nine months ended September 30, 2002. Our rental expenses increased significantly during the nine months ended September 30, 2003 due to the acquisition of six additional properties. Management expects rental expenses to continue to increase due to the ownership of certain recently acquired properties for a full quarter of operations and the planned acquisition of additional properties.

      General and Administrative Expenses. General and administrative expenses increased by $869,805 to $928,428 for the nine months ended September 30, 2003 compared to $58,623 for the nine months ended September 30, 2002. Management expects general and administrative expenses to increase on a basis commensurate with the acquisition of additional properties. In addition, management anticipates increased legal, accounting and consulting expenses related to the registration of the second offering and expanded SEC compliance requirements mandated by the Sarbanes-Oxley Act.

      Depreciation. Depreciation expense increased by $805,551 to $821,848 for the nine months ended September 30, 2003 compared to $16,297 for the nine months ended September 30, 2002. Depreciation expense increased significantly during the nine months ended September 30, 2003 due to the acquisition of six additional properties. Management expects depreciation expense to continue to increase in proportion with the acquisition of additional properties.

      Interest Expense. Interest expense increased by $1,664,021 to $1,707,631 for the nine months ended September 30, 2003 as compared to $43,610 for the nine months ended September 30, 2002. Interest expense increased significantly relative to previous quarters due primarily to additional funds advanced under the Company’s line of credit facility, including a charge of $286,811 for the fair value adjustments of the interest rate swap agreement which resulted from ineffectiveness in hedging activities. Management expects interest expense to continue to increase with the acquisition of additional properties.

      Equity in Net Earnings of Unconsolidated Real Estate. The Company’s equity in earnings of unconsolidated real estate was $381,076 for the nine months ended September 30, 2003; we had no investments in unconsolidated real estate for the nine months ended September 30, 2002. The majority of this amount was contributed by our undivided tenant in common ownership interest of 30% in Congress Center. Management expects equity in the earnings of unconsolidated real estate generated by these investments to increase as the underlying properties become fully leased.

      Net Income. Net income was $1,099,051 or $0.18 per share basic and diluted for the nine months ended September 30, 2003 compared to $(51,472) or $(0.16) per share basic and diluted for the nine months ended September 30, 2002. Dividends declared were $3,411,586 or $0.52 per share for the nine months ended September 30, 2003 compared to $28,647 or $0.09 per share for the nine months ended September 30, 2002.

Liquidity and Capital Resources

Line of Credit

      In January 2003, we obtained a new credit facility with a maximum amount of $25,000,000 through LaSalle Bank National Association which matures on January 30, 2006. Advances under this credit facility (1) will be made for the purchase of properties by us and collateralized by the related property; (2) will bear interest at our choice of the Prime Rate or the LIBOR plus a margin of 2.50% per annum, declining to 2.25% when we meet certain conditions, including attaining $50,000,000 in net worth, no default on advances, and full compliance with other covenants under the credit facility; (3) are subject to a floor rate of 4.15% per annum; and (4) require interest only payments on a monthly basis. In connection with this credit facility, we have granted LaSalle a right of first refusal to finance the purchase of properties by our company.

      On April 29, 2003, LaSalle increased the amount available under our line of credit facility from $25,000,000 to $40,000,000. As of April 29, 2003, we met certain required conditions resulting in a decrease of the floor rate from 4.15% to 3.90% per annum.

      On July 17, 2003, our company and LaSalle amended the credit agreement to increase our line of credit from $40,000,000 to $65,000,000. The amended agreement provides that we may request on up to three separate occasions on or before July 17, 2005 to increase the line of credit to $200,000,000 in the aggregate.

      On September 19, 2003, LaSalle approved an increase in the amount of our line of credit from $65,000,000 to $75,000,000 pursuant to the terms of the amended credit agreement.

      On September 20, 2003, we paid down our line of credit with LaSalle in the amount of $20,000,000.

      Properties financed by borrowings under the LaSalle line of credit are required to meet certain minimum loan to value, debt service coverage and other requirements on a combined basis. As of September 30, 2003, we were in compliance with all such requirements.

      As of September 30, 2003, our borrowings under this credit facility totaled $1,135,000 and undrawn amounts under the credit facility totaled $73,865,000.

Capital Resources

      At September 30, 2003, we had $9,340,739 of cash and cash equivalents as compared to $8,469,335 at December 31, 2002 to meet our immediate short-term liquidity requirements. Management expects that future short-term liquidity requirements will be financed by net cash flow from operations, borrowings under the LaSalle credit facility and existing working capital. Operating cash flows are expected to increase as additional properties are added to our portfolio.

      We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligation and the payment of dividends in the foreseeable future.

      We operate as a real estate investment trust for federal income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as dividends at least 90% of our REIT taxable income, as defined by the Code, to our shareholders, among other requirements. We expect to continue to use our cash flow from operating activities for distributions to shareholders and to support the operating activities of our company. We invest amounts accumulated for distribution in short-term investments.

      Cash dividends for the nine months ended September 30, 2003 totaled $1,578,866. We currently pay cash dividends monthly at an annual rate of $0.750 per share. Dividends are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to meet REIT status under the Code and other factors our board of directors may deem relevant.

Cash Flows From Operating Activities

      Net cash provided by operating activities was $4,489,306 for the nine months ended September 30, 2003 compared to $672,487 for the nine months ended September 30, 2002. The increase in cash provided by operating activities was primarily due to the increased size and performance of our real estate portfolio. The largest source of cash provided by operating activities was rental income of $6,885,371. Management expects cash flows from operating activities to increase due to the planned acquisition of additional properties.

Cash Flows Used in Investing Activities

      Net cash used in investing activities amounted to $80,825,748 for the nine months ended September 30, 2003 compared to $10,786,716 for the nine months ended September 30, 2002. The acquisition of properties and undivided tenant in common ownership interests accounted for the majority of this increase.

      We do not have any material planned capital expenditures at existing properties resulting from any known demand based on existing trends. However, management may conclude that expenditures to improve properties purchased are necessary and/or desirable in the future.

Cash Flows From Financing Activities

      Cash provided by financing activities amounted to $77,207,846 for the nine months ended September 30, 2003 compared to $11,670,500 for the nine months ended September 30, 2002. The largest source of cash provided by financing activities was $85,980,383 raised through our offering (net of offering costs) during the nine months ended September 30, 2003. For the nine months ended September 30, 2003, we incurred offering costs including selling commissions, investor marketing and due diligence costs and organizational and other offering expenses totaling $13,658,000. Our advisor has agreed to reimburse us for all public offering expenses including selling commissions, the marketing contribution and the due diligence expense allowance which together exceed 14% of the gross offering proceeds. Amounts incurred for offering expenses to date are not in excess of such limitation.

      Partially offsetting these sources of cash from financing activities were approximately $6,787,000 in cash used to repay the first mortgage loan obtained upon the acquisition of the 5508 Highway 290 West Office Complex and the payment of cash dividends to shareholders during the nine months ended September 30, 2003.

      We intend to acquire additional properties and may seek to fund these acquisitions through utilization of our current cash balances and/or proceeds received from the sale of our common shares and a combination of subsequent equity offerings, debt financings or asset dispositions.

      Our ability to continue to finance our operations is subject to several uncertainties. Although management anticipates the continued use of our line of credit facility, in general, our ability to obtain mortgage loans on income producing property is dependent upon meeting certain conditions in our credit facility. In addition, our ability to generate working capital is dependent on our ability to attract and retain tenants and the economic and business environments of the various markets in which our properties are located. Our ability to sell real estate investments is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates.

Subsequent Events

      On October 8, 2003, we borrowed $29,620,215 under the LaSalle line of credit. The amount drawn was collateralized by the following properties: 5508 Highway 290 West Office Complex — $5,529,983; Gemini Plaza — $9,815,000; and North Point Corporate Center — $14,275,232. Proceeds were utilized to purchase additional real estate properties.

      On October 10, 2003, through our wholly owned subsidiary, GREIT — 824 Market Street, LLC, a Delaware limited liability company, we purchased 824 Market Street, a ten-story Class B+ multi-tenant office tower with approximately 200,020 square feet in Wilmington, Delaware. The property is approximately 93% leased with approximately 35% of the property leased to GSA (US Bankruptcy Court — District of Delaware). The property was purchased from an unaffiliated third party for a purchase price of approximately $31,900,000 in cash. We paid an acquisition fee to Realty of $970,000, or approximately 3.0% of the purchase price.

      On October 10, 2003, we filed a registration statement on Form S-11 with the Securities and Exchange Commission for a second offering of our common stock. Pursuant to this registration statement, we will be offering for sale to the public on a “best efforts” basis an additional 27 million shares of our common stock at a purchase price of $10.00 per share and up to 1.5 million additional shares through our dividend reinvestment plan under which our shareholders may elect to have dividends reinvested in additional shares at $9.50 per share. We anticipate that this registration statement will go effective during the first quarter of 2004 and that the current offering will terminate in conjunction with the commencement of the second offering.

      On October 24, 2003, our advisor entered into a contract on behalf of our company with an unaffiliated third-party seller for the acquisition of Centerpoint Corporate Park, a four-building portfolio totaling approximately 435,894 square feet situated in a Class A eight-building suburban corporate campus in Kent, Washington, a suburb of Seattle. The property is approximately 67% leased, with approximately 13.7% leased by PASC (Patient Accounting Services Corporation), 9.2% leased by Alaska Airlines, 7.2% leased by United Airlines, 5.4% leased by Noridian Blue Cross and 5.3% by the Federal Bureau of Investigation. The purchase price for the property is approximately $55,300,000. The seller will pay Realty a sales commission of $1,084,000, or approximately 2.0% of the purchase price, for arranging the transaction. Closing of this acquisition is anticipated in the fourth quarter of 2003. We made a deposit of $2,000,000 related to this potential acquisition. Under certain circumstances, such deposit may be nonrefundable.

      On October 24, 2003, our advisor entered into a contract on behalf of our company with an unaffiliated third-party seller for the acquisition of One World Trade Center, a 27-story Class A multi-tenant office building with approximately 570,485 square feet in downtown Long Beach, California. The property, which includes a retail component of approximately 120,000 square feet, is approximately 85% leased, with approximately 9.3% leased by the U.S. Customs Trade Office and 5.3% by the Federal Bureau of

Investigation. The purchase price for the property is approximately $113,650,000. The seller will pay Realty a sales commission of $2,400,000, or approximately 2.1% of the purchase price, for arranging the transaction. Closing of this acquisition is anticipated in the fourth quarter of 2003. We made a deposit of $3,000,000 related to this potential acquisition. Under certain circumstances, such deposit may be nonrefundable.

      On October 28, 2003, through our wholly owned subsidiary, GREIT — Sutter Square, LP, a California limited partnership, we purchased Sutter Square Galleria, a mixed-use two-building property with approximately 61,036 square feet in Sacramento, California. The property is subject to a ground lease expiring in 2030 with one ten-year option period thereafter. The property is approximately 96% leased with the University of California Davis Extension, John Robert Powers and Blockbuster occupying approximately 30%, 16% and 13%, respectively, of the property. The total purchase price for the property was approximately $8,240,000. In connection with the purchase, we assumed the existing loan from GE Capital Loan Services in the amount of $4,024,126. The loan bears interest at a fixed rate of 6.89% per annum. We are required to make monthly principal and interest payments on a 30-year amortization schedule until the due date of November 1, 2008. We paid an acquisition fee to Realty of $240,000, or approximately 2.9% of the purchase price.

      On November 7, 2003, LaSalle approved an increase in the amount of our line of credit from $75,000,000 to $115,000,000, pursuant to the terms of the amended credit agreement.

Commitments and Contingencies

      We have real estate deposits outstanding and management is currently considering several other potential property acquisitions. The decision to acquire one or more of these properties will generally depend upon:

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

Funds From Operations

      Due to the unique operating characteristics of certain real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as funds from operations, or FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO equals net income or loss determined in accordance with accounting principles generally accepted in the United States, or GAAP, less extraordinary, unusual and non-recurring items, excluding gains/losses from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.

      We compute FFO in accordance with the April 2002 “White Paper on Funds From Operations,” and “National Policy Bulletin” published by NAREIT. We generally considers FFO to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, as contrasted with net income/loss determined on a GAAP basis that gives effect to non-cash items such as depreciation. However, FFO is not intended to be an alternative to net income or loss as an indicator of our company’s performance, nor to cash flow provided by/used in operating activities (based on GAAP) as a measure of liquidity. In addition, FFO is not necessarily indicative of cash available to pay distributions or finance other operating requirements. Since the aforementioned NAREIT publications only provide general guidelines for computing FFO, the computation thereof may vary from one REIT to another because capitalization and expense accounting policies may differ from entity to entity.

      FFO for the three and nine months ended September 30, 2003 is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$532,428	$(51,472)	$1,099,051	$(51,473)
Add:
Depreciation — Operating properties	416,394	16,297	821,848	16,297
Depreciation — Unconsolidated real estate operating properties	297,844	—	659,196	—

Funds from operations	$1,246,666	$(35,175)	$2,580,095	$(35,176)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity, fund capital expenditures and finance expansion of our operations and real estate portfolio. In managing our interest rate risk, management’s objectives are to limit the impact of interest rate changes on operations and cash flows and to lower its overall borrowing costs. To achieve these objectives, we borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. On May 2, 2003, we entered into an interest rate swap with LaSalle to hedge our exposure to $26,400,000 in variable rate borrowings under our credit facility with LaSalle. We repaid $20,000,000 of such borrowings in the third quarter of 2003 (see Note 5 in the accompanying financial statements). In the future, we may enter into additional derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a given financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

      The table below presents the principal amounts and weighted average interest rates of fixed and variable interest rate debt by year of scheduled maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	As of September 30, 2003

	2003	2004	2005	2006	2007	Thereafter

Fixed rate debt	$28,964	$125,492	$133,235	$141,456	$9,643,320	$—
Average interest rate on maturing fixed rate debt	5.92%	5.92%	5.92%	5.92%	5.92%	—
Variable rate debt	$—	$—	$—	$1,135,000	$—	$—
Average interest rate on maturing variable rate debt	—	—	—	4.00%	—	—

Item 4.	Controls and Procedures

      As required by the Securities Exchange Act of 1934, as amended, we have evaluated with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2003. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that they believe, that, as of September 30, 2003, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In compliance with the rules, we intend to continue to review, document and/or expand our disclosure controls and procedures, including enhancing their effectiveness, and to ensure that our systems evolve with our business. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

      None.

Item 2.	Changes in Securities and Use of Proceeds.

      (a) None.

      (b) None.

      (c) None.

      (d) N/A

Item 3.	Defaults Upon Senior Securities.

      None.

Item 4.	Submission of Matters to a Vote of Security Holders.

      None

Item 5.	Other Information.

      None.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.3	Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.4	Amended and Restated Bylaws of the Company (included as Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.5	Second Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.6	Third Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on July 3, 2002 (File No. 333-76498) and incorporated herein by this reference).
4.1	Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
10.2	Dividend Reinvestment Plan (included as Exhibit C to the Company’s Prospectus, a part of Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.3	Stock Repurchase Plan (included as Exhibit D to the Company’s Prospectus, a part of Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between the Company and Triple Net Properties, LLC (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Escrow Agreement (included as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by reference).
10.8	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. and Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Form 8-K filed by the Company on September 30, 2002 and incorporated herein by reference).
10.9	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included) as Exhibit 10.8 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10.10	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, L.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G RET — Two Corporate Plaza (included as Exhibit 10.09 to the Form 8-K filed by the Company on December 13, 2002 and incorporated herein by reference).
10.11	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated September 9, 2002, between 1200 N Street, Ltd. and Triple Net Properties, LLC, an assigned to GREIT — Atrium Building, LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.13	Form of Escrow Agreement (included as Exhibit 10.13 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to GREIT — Park Sahara, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on March 28, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/K/A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).

10.16	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.17	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teacher Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 24, 2003 and incorporated herein by reference).
10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 31, 2003 and incorporated herein by reference).
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) The following Reports on Form 8-K were filed during the quarter ended September 30, 2003:

On July 9, 2003, the Company filed a Current Report on Form 8-K/ A dated April 25, 2003 to file the required Item 7 financial statements with respect to the Company’s purchase of the Department of Children and Families Camps in Plantation, Florida and of Gemini Plaza in Houston, Texas.

On August 12, 2003, the Company filed a Current Report on Form 8-K dated July 31, 2003 to report its purchase of Bay View Plaza in Alameda, California and of North Pointe Corporate Center in Sacramento, California.

On September 23, 2003, the Company filed a Current Report on Form 8-K dated September 23, 2003 to report the resignation of William C. Daniel as Chief Financial Officer of the Company effective September 30, 2003 and the appointment by the Board of Directors of Richard Hutton as interim Chief Financial Officer of the Company effective September 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G REIT, INC.
(Registrant)

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer

By:	/s/ RICHARD HUTTON

Richard Hutton
Interim Chief Financial Officer

Date: November 14, 2003

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.3	Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.4	Amended and Restated Bylaws of the Company (included as Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.5	Second Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.6	Third Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on July 3, 2002 (File No. 333-76498) and incorporated herein by this reference).
4.1	Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
10.2	Dividend Reinvestment Plan (included as Exhibit C to the Company’s Prospectus, a part of Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.3	Stock Repurchase Plan (included as Exhibit D to the Company’s Prospectus, a part of Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between the Company and Triple Net Properties, LLC (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Escrow Agreement (included as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by reference).
10.8	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. and Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Form 8-K filed by the Company on September 30, 2002 and incorporated herein by reference).
10.9	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included) as Exhibit 10.8 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10.10	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, L.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G RET — Two Corporate Plaza (included as Exhibit 10.09 to the Form 8-K filed by the Company on December 13, 2002 and incorporated herein by reference).

10.11	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated September 9, 2002, between 1200 N Street, Ltd. and Triple Net Properties, LLC, an assigned to GREIT — Atrium Building, LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.13	Form of Escrow Agreement (included as Exhibit 10.13 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to GREIT — Park Sahara, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on March 28, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/K/A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.17	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teacher Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 24, 2003 and incorporated herein by reference).
10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 31, 2003 and incorporated herein by reference).
31.1	Certification Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002