Form 10-K
period 2003-12-31
G REIT INC
filed 2004-04-14
CIK 1164246

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(877) 888-7348

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class:	on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:

Common Stock

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

          As of April 9, 2004, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $277,571,250 (based on the price for which each share was sold).

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☐          No ☑

          As of June 30, 2003, there were approximately 7,251,894 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.

(A Virginia Corporation)

i

PART I

Item 1.	Business

Our Company

      G REIT, Inc. was formed as a Virginia corporation in December of 2001 and has qualified and elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes. Our company was organized to acquire and manage a diversified real estate portfolio composed of office, industrial and service properties located throughout the United States with a primary focus on properties that have a government orientation as a result of substantial space being leased to government tenants. For this purpose, government tenants include the United States federal government and governmental authorities, state, local and other governments and governmental authorities, quasi-governmental authorities, government contractors and service providers, parties who provide service to the public or others in connection with government programs, government licensees and certain tax-exempt organizations.

      As of December 31, 2003, we owned interests in 13 properties aggregating to a total gross leasable area, or GLA, of approximately 2.8 million square feet. Tenants with a government orientation occupied approximately 39% of the total GLA of these properties. As of December 31, 2003, approximately 88% of the total GLA in these properties was leased. We may lease our properties to tenants under gross or net leases.

      We conduct business and own properties through our operating partnership, G REIT, L.P., which was formed as a Virginia limited partnership in December of 2001. We are the sole general partner of our operating partnership and have control over the affairs of our operating partnership.

      Our day to day operations are managed by our advisor, Triple Net Properties, LLC, under an advisory agreement. Our advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, a real estate brokerage and management company, to provide various services for the properties. Our advisor and Realty were formed in 1998 to serve as an asset and property manager for real estate investment trusts, syndicated real estate limited partnerships, limited liability companies and similar real estate entities.

      Our principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and our telephone number is (877) 888-7348. We make our periodic and current reports available on our website at www.1031nnn.com after these materials are filed with the Securities and Exchange Commission. They are also available in print to any shareholder upon request.

Our Public Offerings

      On July 22, 2002, our registration statement for our initial public offering of shares of our common stock was declared effective by the Securities and Exchange Commission. In our initial offering, we offered for the sale to the public on a “best efforts” basis a maximum of 20,000,000 shares of our common stock at a purchase price of $10.00 per share and up to an additional 1,000,000 additional shares through our dividend reinvestment plan. As of December 31, 2003, we sold 17,339,249 shares of our common stock under our initial offering, issued an additional 251,540 shares to shareholders participating in our dividend reinvestment plan and repurchased 28,342 shares under our repurchase plan. As a result, 17,562,457 shares were outstanding at December 31, 2003, which generated gross proceeds of approximately $175,000,000. Effective February 9, 2004, we terminated our initial offering. Of the 21,000,000 shares registered in the initial offering, 19,987,934 were sold and 357,381 were issued in accordance with our dividend reinvestment plan. On February 17, 2004, we filed a post-effective amendment to deregister 654,685 shares of our common stock.

      On January 23, 2004, our registration statement for our second offering of shares of our common stock was declared effective by the Securities and Exchange Commission. In our second offering, we are offering for sale to the public on a “best efforts” basis a maximum of 27,000,000 shares of our common stock at a purchase price of $10.00 per share and up to 1,500,000 additional shares through our dividend reinvestment plan. We commenced the sale of shares pursuant to our second offering on February 9, 2004. We intend to terminate the current offering on April 30, 2004.

      Management anticipates that approximately 87.5% of the gross offering proceeds of both our initial and second offerings will be used to acquire real estate and the balance will be used to pay various fees and expenses.

2003 Year Highlights

•	The gross offering proceeds from our initial offering at December 31, 2003 were approximately $175,000,000 as compared to approximately $21,500,000 at December 31, 2002.

•	We increased our property portfolio from two consolidated office properties totaling approximately 235,000 sq. ft. at December 31, 2002 to 11 consolidated office properties totaling approximately 2,100,000 square feet and investments in two unconsolidated office properties totaling approximately 648,000 square feet at December 31, 2003.

•	As of December 31, 2003, the total purchase price of our acquisitions of consolidated properties was approximately $300,000,000, total debt was approximately $179,000,000 and acquisition loan-to-value was approximately 60%. In comparison, as of December 31, 2002, the total purchase price of our acquisitions of consolidated properties was approximately $24,000,000, total debt was approximately $17,000,000 and acquisition loan-to-value was approximately 71%.

•	We diversified our portfolio and at December 31, 2003 owned properties in Southern and Northern California, Texas, Illinois, Florida, Delaware, Nevada, Nebraska and Washington.

•	The percentage of government tenants in our properties at year end was approximately 39%. Our government tenants, among others, include the General Services Administration, Internal Revenue Service, Federal Bureau of Investigation, Federal Aviation Agency, U.S. Bankruptcy Court, U.S. Customs Trade Office, U.S. Department of Treasury, Department of Defense, Florida, Nebraska, Nevada and Texas state agencies, and government contractors Lockheed Martin and Boeing.

•	We currently pay monthly distributions to our shareholders at an annual rate of 7.50%. We have increased our distribution rate twice since we began paying distributions in September 2002: from 7.00% to 7.25% effective January 2003 and from 7.25% to 7.50% effective June 2003.

•	We obtained a new credit facility through LaSalle Bank National Association in the amount of $25,000,000 in January 2003. The amount we may borrow under the credit line was increased to $115,000,000 at December 31, 2003.

Investment Objectives and Policies

General

      Our company’s primary investment objective is to obtain current income from investments in real estate, including real estate that has a government orientation.

      Additionally, we intend to:

•	invest in income producing real property generally through equity investments in a manner which permits us to continue to qualify as a REIT for federal income tax purposes;

•	generate cash available for distribution to our shareholders;

•	preserve and protect shareholder capital; and

•	realize capital appreciation upon the ultimate sale of our properties.

      To the extent feasible, we will strive to invest in a diversified portfolio of properties, in terms of geography, type of property and types of tenants, that will satisfy our investment objectives. However, we cannot assure you that we will attain these objectives or that our shareholder capital will not decrease.

Acquisition Strategies

      Our primary acquisition strategy is to acquire and manage, through entities owned or controlled directly or indirectly by us, office, industrial and service properties that have a government orientation as a result of substantial space being leased to government tenants. In general, we define government tenants to include:

•	U.S. federal government departments and agencies;

•	state, local and other government departments and agencies;

•	quasi-governmental agencies;

•	government contractors and service providers;

•	governmental licensees; and

•	health care, medical insurance, grant research and similar companies.

      We primarily acquire property through wholly-owned subsidiaries of our operating partnership. We also may acquire undivided tenant in common interests in real properties and real properties subject to long-term ground leases. As of December 31, 2003, we have acquired 11 consolidated properties and interests in two unconsolidated properties as undivided tenants in common. We may purchase tenant in common interests in properties where the other tenants in common are participating in tax-free exchanges arranged by our advisor. Other methods of acquiring a property may be used when advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity that in turn owns a real property.

      We typically acquire properties with cash and mortgage or other debt but may acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for such property in cash or in units of limited partnership interest in our operating partnership. With properties purchased on an all-cash basis, we may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. The proceeds from such loans will primarily be used to acquire additional properties in support of our investment objectives. Management does not intend to incur indebtedness in excess of 60% of the aggregate fair market value of all our properties and a maximum of 80% of the fair market value of any one property, as determined at the end of each calendar year.

      We intend to utilize one or more sources of capital for future growth, which may include borrowings under our secured credit facility with LaSalle, the issuance of equity or debt securities and other bank or institutional borrowings. There is no assurance, however, that we will be able to obtain capital on favorable terms or at all.

      Although our geographic area of operations is not limited, management intends that a significant portion of our properties will be in the District of Columbia and the following states: California, Colorado, Florida, Illinois, Maryland, Nevada, Texas, Virginia and Washington. Properties may be located in or near the U.S. capital and state capitals, near military bases and other federal, state or local government, agency or authority installations or centers of government. As of December 31, 2003, four of our properties were located in California, three in Texas and one each in Florida, Delaware, Illinois, Nebraska, Nevada and Washington.

      As of December 31, 2003, our consolidated properties were approximately 88% leased. Most of our leases are “gross” leases with terms of 5 years or more, usually providing for a base minimum annual rent with periodic increases. Our gross leases typically require that we pay all or a majority of the operating expenses, including real estate taxes, special assessments, utilities, insurance and building repairs related to the property. In addition, most of our governmental leases may permit tenants to terminate under certain circumstances, including, for example, failure to obtain appropriations or termination or non-renewal of a material contract.

      To assist us, our advisor and its affiliates may purchase properties in their own name, assume loans in connection with the purchase of properties and temporarily hold title to such properties for the purpose of facilitating the acquisition of such property, borrowing money or obtaining financing, completing construction of the property or for any other purpose related to our business. We may also acquire properties from our advisor, affiliates of our advisor and entities advised or managed by our advisor. Such acquisitions must be approved by a majority of our directors, including a majority of our independent directors, and supported by an independent appraisal prepared by an appraiser who is a member in good standing of the American Institute of Real Estate Appraisers or similar national organization selected by the independent directors.

Acquisition Standards

      We believe, based on our advisor’s prior real estate experience, that we have the ability to identify properties capable of meeting our investment objectives. In evaluating potential acquisitions, the primary factor we consider is the property’s current and projected cash flow. We also consider a number of other factors, including a property’s:

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

Our advisor has substantial discretion with respect to the selection of specific properties.

      We will not close the purchase of any property unless and until we obtain an environmental assessment, a minimum of Phase I review, for each property purchased and are generally satisfied with the environmental status of the property.

      In purchasing properties, we will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	periods of high interest rates and tight money supply which may make the sale of properties more difficult;

•	tenant turnover; and

•	general overbuilding or excess supply in the market area.

Operating Strategies

      Our primary operating strategy is to acquire properties with a government orientation that meet our acquisition standards and then to enhance the performance and value of those properties through strategies designed to address the needs of current and prospective tenants. Our management strategies include:

•	aggressively leasing available space through targeted marketing augmented, where possible, by our advisor’s local asset and property management offices;

•	re-positioning properties, for example, shifting from single to multi-tenant use in order to maximize desirability and utility for prospective tenants;

•	controlling operating expenses by centralization of asset and property management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns; and

•	financing acquisitions and refinancing properties when favorable terms are available to increase cash flow.

Tax Status

      We qualified and elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code, or Code. So long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent we distribute at least 90% of our REIT taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, we will also be disqualified for taxation as a REIT for the four taxable years following the year in which we lose our qualification. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

Competition

      In seeking new investment opportunities, we compete with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, other public and private real estate investment trusts, private individuals and other domestic real estate companies, many of which have greater financial and other resources than our company. With respect to properties presently owned or to be owned by us, we compete with other owners of like properties for tenants.

Government Regulations

      Many laws and government regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

      Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of its properties been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. Management cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions could be adversely affected.

      Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.

      Use of Hazardous Substances by Some of Our Tenants. Some of our tenants routinely handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially our company, to liability resulting from such activities. We require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. Management is unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.

      Other Federal, State and Local Regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While management believes that our properties are currently in material compliance with all of these regulatory requirements, management does not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect its ability to make distributions to our shareholders. Management believes, based in part on engineering reports which are generally obtained at the time the properties are acquired, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.

Significant Tenants

      As of December 31, 2003, none of our tenants accounted for 10% or more of our aggregate annual rental income. However, separate agencies of the General Services Administration had seven leases at four of our consolidated properties which accounted for approximately 22% of our aggregate annual rental income at December 31, 2003.

      Our ten largest tenants at our consolidated properties, based upon our aggregate annual rental income, accounted for approximately 39% of our aggregate annual rental income at December 31, 2003. These tenants are:

•	General Services Administration (IRS) at North Pointe Corporate Center: 7.4%

•	General Services Administration (U.S. Bankruptcy Court) at 824 Market Street: 5.6%

•	General Services Administration (U.S. Customs, DOD and Exim Bank) at One World Trade Center: 4.6%

•	United Space Alliance at Gemini Plaza: 4.3%

•	State of Florida (Dept. of Children & Family Services) at Department of Children & Families Campus: 4.2%

•	General Services Administration (FBI) at One World Trade Center: 3.0%

•	Patient Accounting Service Center at Centerpoint Corporate Park: 2.9%

•	Lockheed Engineeering at Two Corporate Plaza: 2.8%

•	Good Guys at Bay View Plaza: 2.0%

•	Nebraska Department of Environmental Quality at Atrium Building: 1.8%

The loss of any of the above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

      We also are subject to a concentration of regional economic exposure as approximately 49.5% of our aggregate annual rental income is generated by our consolidated properties located in California. Regional economic downturns in this state could adversely impact our operations.

Employees

      We have no employees and our company’s executive officers are all employees of our advisor. Substantially all work of our company is performed by employees of our advisor and its affiliates.

Financial Information About Industry Segments

      We are in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of office, industrial and service properties. We internally evaluate all properties as one industry segment and accordingly do not report segment information.

Item 2.	Properties

      As of December 31, 2003, we owned 11 consolidated office properties located in six states with an aggregate GLA of approximately 2.1 million square feet. We also owned interests in two unconsolidated office properties with an aggregate GLA of approximately 648,073 square feet. As of December 31, 2003, approximately 39% of our aggregate GLA was leased to government-oriented tenants.

      The following table presents certain additional information about our consolidated properties at December 31, 2003:

		GLA	%	Date	Total	Annual	Physical	Annual Rent
Property	Property Location	(Sq Ft)	Owned	Acquired	Purchase Price	Rent(1)	Occupancy(2)	Per Sq Ft(3)

5508 Highway 290 West Building	Austin, TX	74,089	100.0%	9/13/02	$10,300,000	$1,034,000	92%	$15.10
Two Corporate Plaza	Clear Lake, TX	161,331	100.0%	11/27/02	13,580,000	2,623,000	96%	17.03
Atrium Building	Lincoln, NE	166,902	100.0%	1/31/03	4,532,000	1,429,000	83%	10.26
Department of Children and Families Campus	Plantation, FL	124,037	100.0%	4/25/03	11,580,000	2,043,000	94%	17.58
Gemini Plaza	Houston, TX	158,627	100.0%	5/02/03	15,000,000	1,467,000	100%	9.25
Bay View Plaza	Alameda, CA	60,434	97.68%	7/31/03	11,655,000	1,216,000	93%	21.66
North Pointe Corporate Center	Sacramento, CA	130,805	100.0%	8/11/03	24,205,000	2,884,000	82%	26.81
824 Market Street	Wilmington, DE	200,020	100.0%	10/10/03	31,900,000	3,983,000	92%	21.65
Sutter Square Galleria	Sacramento, CA	61,036	100.0%	10/28/03	8,240,000	1,140,000	96%	19.43
One World Trade Center	Long Beach, CA	573,300	100.0%	12/05/03	113,648,000	11,557,000	94%	21.45
Centerpoint Corporate Park	Kent, WA	435,784	100.0%	12/30/03	54,220,000	4,600,000	67%	15.67

Total		2,146,365			$298,860,000	$33,976,000

(1)	Annualized rental income based on contractual base rent from leases in force at December 31, 2003.

(2)	Physical occupancy at December 31, 2003. As of December 31, 2003, approximately 88% of the total GLA in our consolidated properties was leased.

(3)	Average annual rent per square foot at December 31, 2003.

      The following information generally applies to our properties:

•	We believe all of the properties are adequately covered by insurance and are suitable for their intended purposes.

•	We have no plans for any material renovations, improvements or development of the properties.

•	Our properties are located in urban markets where we are subject to competition for attracting new and retaining current tenants.

•	Depreciation is provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years.

Lease Expiration Table

      The following schedule presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at our consolidated properties as of December 31, 2003, by number, percentage of total aggregate GLA and annual base rent.

		Total Sq.	% of Total	Annual
	Number	Ft. of	GLA	Rent Under
	of Leases	Expiring	Represented by	Expiring
Year Ending December 31	Expiring	Leases	Expiring Leases	Leases

2004	51	228,778	10.66%	$3,675,000
2005	40	210,667	9.82	4,014,000
2006	48	316,103	14.73	6,123,000
2007	27	276,761	12.89	5,312,000
2008	13	137,179	6.39	2,731,000
2009	14	116,041	5.41	2,237,000
2010	9	46,986	2.19	560,000
2011	7	252,813	11.78	3,105,000
2012	13	159,057	7.40	3,580,000
2013	6	89,032	4.15	2,236,000
Thereafter	5	44,703	2.08	403,000

Total	233	1,878,120	87.50%	$33,976,000

Concentration of Tenants

      The following table sets forth information as to the ten largest tenants at our consolidated properties as of December 31, 2003, based upon aggregate annual rental income.

			% of
		Current	Total
		Annual	Rental	Rentable	Lease	Renewal
Lessee	Property	Base Rent	Income	Square Feet	Expiration	Options

GSA (IRS)(1)	North Pointe	$2,498,000	7.4%	89,179	08/17/07	None
GSA (U.S. Bankruptcy Court)(1)	824 Market Street	1,919,600	5.6	69,467	08/05/13	None
GSA (U.S. Customs/ DOD/ Exim Bank)(1)	One World Trade	1,558,100	4.6	55,837	09/30/12	None
United Space Alliance(1)	Gemini Plaza	1,467,300	4.3	158,627	05/31/11	Two 5-year
State of Florida (Dept. of Children & Family Services)(1)	Dept. of Children & Families Campus	1,417,700	4.2	69,571	02/28/05	Two 5-year
GSA (FBI)(1)	One World Trade	1,003,100	3.0	29,745	06/30/12	None
PASC (Patient Accounting Service Center)	Centerpoint	996,300	2.9	59,056	12/31/08	None
Lockheed Engineering(1)	Two Corporate Center	957,900	2.8	55,021	06/30/06	Two 3-year
Good Guys	Bay View Plaza	663,300	2.0	31,579	03/02/11	One 5-year
Nebraska Dept of Environmental Quality(1)	Atrium Building	616,100	1.8	62,357	07/15/04	One 5-year

		$13,097,400	38.6%	680,439

(1)	Government entity or government contractor.

Geographic Diversification/Concentration Table

      The following table lists the states where the consolidated properties we owned as of December 31, 2003 are located and provides certain information regarding our portfolio’s geographic diversification/concentration.

				Current	Approximate %
	No. of	Aggregate	Approximate %	Annual Base	of Aggregate
State	Properties	Square Feet	of Square Feet	Rent	Annual Rent

California	4	825,575	38.4	$16,797,000	49.5
Delaware	1	200,020	9.3	3,983,000	11.7
Florida	1	124,037	5.8	2,043,000	6.0
Nebraska	1	166,902	7.8	1,429,000	4.2
Texas	3	394,047	18.4	5,124,000	15.1
Washington	1	435,784	20.3	4,600,000	13.5

Total	11	2,146,365	100.0%	$33,976,000	100.0%

Indebtedness

      At December 31, 2003, we had secured mortgage loans outstanding on four of our consolidated properties, representing aggregate indebtedness of approximately $97,300,000. In addition, at December 31, 2003, advances under our credit facility with LaSalle in the amount of approximately $81,500,000 were collateralized by certain of our consolidated properties. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 5 and 6 to our financial statements included with this report.

Item 3.	Legal Proceedings

      There are no material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party, or of which any of our properties is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      There is no established public trading market for our shares of common stock.

Shareholders

      As of April 9, 2004, we had 9,724 shareholders of record.

Distributions

      We paid monthly distributions on our common stock from September 1, 2002 through December 1, 2002 at an annual rate of $0.70 per share (7.00% based on a $10.00 purchase price). On November 25, 2002, our board of directors approved an increase in the annual distribution to $0.725 per share (7.25% based on a $10.00 purchase price) effective January 1, 2003. On March 22, 2003, our board of directors approved an increase in the annual distribution to $0.75 per share (7.50% based on a $10.00 purchase price) effective June 1, 2003.

      Our continued payment of distributions will depend primarily on our ability to generate positive cash flow from future operations. However, we cannot assure you that we will continue to pay distributions at the current rate or at all.

Equity Compensation Plan Information

      Our equity compensation plan information as of December 31, 2003 is as follows:

		Weighted Average
	Number of Securities to be Issued	Exercise Price of	Number of Securities
	Upon Exercise of Outstanding	Outstanding Options,	Remaining Available
Plan Category	Options, Warrants and Rights	Warrants and Rights	for Future Issuance

Equity compensation plans approved by security holders(1)	130,000	$9.05	370,000
Equity compensation plans not approved by security holders	—		—

Total	130,000		370,000

(1)	Each of the independent director and officer/employee stock option plans was approved at our annual shareholders’ meeting held on June 28, 2003.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

G REIT, INC.

(a Virginia corporation)

	December 31,	December 31,
Selected Financial Data(1)	2003	2002

BALANCE SHEET DATA:
Total assets	$345,861,244	$36,461,309
Mortgage loans payable	97,287,026	16,860,000
Line of credit	81,533,603	—
Shareholders’ equity	150,521,841	18,350,358

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

OPERATING DATA:
Rental income	$12,427,027	$732,685
Rental expenses	4,749,996	204,561
General and administrative expense	1,519,921	169,532
Interest expense	2,647,937	248,609
Net income	77,937	25,650
Net income per common share, basic and diluted(2)	0.01	0.06
Distributions declared	6,210,925	279,462
Distributions per common share(2)	.75	.69
Funds from operations(2)(3)	4,083,351	127,799
Cash flows provided by (used in) operating activities	574,550	(608,907)
Cash flows used in investing activities	(284,577,098)	(26,101,496)
Cash flows provided by financing activities	291,157,077	35,089,194
Weighted average number of shares outstanding(2):
Basic and diluted	8,242,697	405,481

(1)	The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

(2)	Net income and distributions per share are based upon the weighted average number of common shares outstanding. Distributions by the company of our current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder’s basis in the shares to the extent thereof (a return of capital for tax purposes), and thereafter as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the shareholder’s shares. For the years ended December 31, 2003 and December 31, 2002, approximately 41% and 71%, respectively, represented a return of capital for tax purposes. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income. REIT taxable income does not include net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the board of directors may deem relevant.

(3)	One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations. Cash generated from operations is not equivalent to our net operating income or loss as determined under accounting principles generally accepted in the United States, or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as “Funds from Operations” or “FFO,” which it believes more accurately reflects the operating performance of a REIT such as our company.

We define FFO, a non-GAAP measure, consistent with the NAREIT’s definition, as net income available to common shareholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of investment property and (ii) extraordinary items.

We consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REIT’s, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance.

      FFO is calculated as follows:

	Year Ended	Year Ended
	December 31, 2003	December 31, 2002

Net income	$77,937	$25,650
Add:
Depreciation — Consolidated properties	2,837,428	102,149
Depreciation — Unconsolidated properties	1,167,986	—

Funds from operations	$4,083,351	$127,799

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with Item 6: “Selected Financial Data” and the Company’s financial statements and notes appearing elsewhere in this Form 10-K.

Forward-Looking Statements

      Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of our company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for operating properties in our current and proposed market areas and generally accepted accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission.

Overview

      We were incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. We operate as a real estate investment trust for federal income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as dividends at least 90% of our REIT taxable income, as defined by the Code to our shareholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2003, we believe we were in compliance with all relevant REIT requirements.

      We were incorporated to acquire ownership interests in office, industrial and service real estate properties, a number of which will have a government-tenant orientation. We completed our first property acquisition in September 2002. As of December 31, 2003, we have purchased interests in 13 properties, including 11 consolidated office properties and two unconsolidated undivided tenant in common interests in office properties.

      We are externally advised by Triple Net Properties, LLC, our advisor, which is primarily responsible for managing the day-to-day operations and assets of our company. The advisory agreement between us and our advisor has a one year term, and is subject to successive renewals with the written consent of the parties including a majority of our independent directors. Our advisor is affiliated with our company in that the two entities have common officers and directors, some of whom also own an equity interest in our advisor.

Public Offering of Equity Securities/ Use of Proceeds

      Pursuant to a registration statement on Form S-11/A under the Securities Act of 1933, as amended, we offered for sale to the public on a “best efforts” basis a minimum of 100,000 and a maximum of 20,000,000 shares of our common stock at a price of $10 per share and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan under which our shareholders may elect to have dividends reinvested in additional shares at $9.05 per share. The registration statement was declared effective by the SEC on July 22, 2002. As discussed in the registration statement, we plan to principally use the net offering proceeds from the sale of shares to acquire ownership interests in real estate properties with a government-tenant orientation. We intend to finance property acquisitions with a combination of net offering proceeds and debt secured by the acquired properties.

      As of December 31, 2003, we sold 17,339,249 shares of our common stock under our initial offering, issued an additional 251,540 shares to shareholders participating in our dividend reinvestment plan and repurchased 28,242 shares under our repurchase plan. As a result, 17,562,457 shares were outstanding at December 31, 2003, which generated aggregate gross proceeds of approximately $175,000,000.

      In connection with the offering, we incurred approximately $18,200,000 of costs related to the issuance and distribution of shares through December 31, 2003. Such amount includes a total of approximately $13,200,000 paid to the dealer manager of the offering, NNN Capital Corp., which is wholly owned by our chief executive officer, and is principally comprised of selling commissions and investor marketing and due diligence costs. In addition, approximately $1,100,000 was paid to our advisor as a reimbursement for offering expenses.

2003 Acquisitions

Congress Center, Chicago, Illinois

      On January 9, 2003, through our wholly-owned subsidiary, GREIT — Congress Center, LLC, we purchased a 30% undivided tenant in common interest in Congress Center, a 16-story Class A office building of approximately 524,730 square feet located in Chicago, Illinois. NNN Congress Center, LLC and WREIT — Congress Center, LLC, affiliates of our advisor, simultaneously purchased undivided tenant in common interests totaling approximately 70% ownership of the property. The property was purchased from an unaffiliated third party for a purchase price of $136,108,000. Our cash investment was approximately $14,341,000. Our company’s total investment consisted of our proportionate share of the purchase price of approximately $40,832,000 (consisting of approximately $12,047,000 in cash and $28,785,000 in debt), plus $2,294,000 for our proportionate share of closing costs, loan fees and reserves. Our liability for the debt is limited to the amount of our investment in the property. The seller of the property paid a sales commission to Realty of $2,000,000, or approximately 1.5% of the purchase price.

Atrium Building, Lincoln, Nebraska

      On January 31, 2003, through our wholly-owned subsidiary, GREIT — Atrium Building, LLC, we purchased the Atrium Building, a six-story Class B office building with approximately 166,902 square feet located in Lincoln, Nebraska. The property was purchased from an unaffiliated third party for a purchase price of $4,532,000. The property is encumbered by two ground leases under parts of the office building which expire in 2054 and 2055, respectively, including renewal options. We funded the purchase price with $2,200,000 in borrowings under our credit facility with LaSalle. We are required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced. The seller of the property paid a sales commission to Realty of $132,000, or approximately 2.9% of the purchase price.

Park Sahara, Las Vegas, Nevada

      On March 18, 2003, through our wholly-owned subsidiary, GREIT — Park Sahara, LLC, we purchased a 4.75% undivided tenant in common interest in Park Sahara, a five-building Class B office park containing a total of approximately 123,343 square feet located in Las Vegas, Nevada. The property was purchased from an unaffiliated third party for a total purchase price of $12,200,000. Our proportionate share of the total purchase price was approximately $579,500 including $180,500 in cash and $399,000 in debt. Our liability for the debt is limited to the amount of our investment in the property. The seller of the property paid a sales commission to Realty of $320,000, or approximately 2.6% of the purchase price.

Department of Children and Families Campus, Plantation, Florida

      On April 25 2003, through our wholly-owned subsidiary, GREIT — Department of DCF, LLC, we purchased the Department of Children and Families Campus, or DCF, consisting of one one-story and two three-story Class B buildings with a total of approximately 124,037 square feet located on a 9.4 acre site in Plantation, Florida. The property was purchased from an unaffiliated third party for a purchase price of $11,580,000. The purchase was financed with $7,605,000 in borrowings under our credit facility with LaSalle. We are required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced. The seller of the property paid a sales commission to Realty of $300,000, or approximately 2.6% of the purchase price.

Gemini Plaza, Houston, Texas

      On May 2, 2003, through our wholly-owned subsidiary, GREIT — Gemini Plaza, LLC, we purchased Gemini Plaza, a six-story Class A office building with approximately 158,627 square feet on a 7.02 acre site located in Houston, Texas. The property was purchased from an unaffiliated third party for a purchase price of $15,000,000. The purchase was financed with $9,815,000 in borrowings under our credit facility with LaSalle. We are required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced. The seller of the property paid a sales commission to Realty of $325,000, or approximately 2.2% of the purchase price.

Bay View Plaza — Alameda, California

      On July 31, 2003, through our wholly-owned subsidiary, GREIT — Bay View, LP, we purchased an approximately 97.68% majority tenant in common interest in Bay View Plaza in Alameda, California. The property consists of a two-story Class A office building with approximately 60,434 square feet in the master-planned Harbor Bay Office Park. The property was purchased from an unaffiliated third party for a purchase price of $11,655,000 in cash. Our proportionate share of the total purchase price was approximately $11,329,000. The seller of the property paid a sales commission to Realty of $380,000, or approximately 3.0% of the purchase price.

North Pointe Corporate Center — Sacramento, California

      On August 11, 2003, through our wholly-owned subsidiary, GREIT — North Pointe, LP, we purchased North Pointe Corporate Center in Sacramento, California. North Pointe is a 130,805 square foot, four-story Class A office building on 5.6 acres built in 1988. The property was purchased from an unaffiliated third party for a purchase price of $24,205,000 in cash. The seller of the property paid a sales commission to Realty of $705,000, or approximately 2.9% of the purchase price.

824 Market Street — Wilmington, Delaware

      On October 10, 2003, through our wholly-owned subsidiary, GREIT — 824 Market Street, LLC, we purchased 824 Market Street in Wilmington, Delaware. 824 Market Street is a 200,020 square foot, ten-story, Class B+ multi-tenant office tower which occupies one city block in downtown Wilmington, Delaware. The property was purchased from an unaffiliated third party for a purchase price of $31,900,000 in cash. We paid an acquisition fee to Realty of $970,000, or approximately 3.0% of the purchase price

Sutter Square Galleria — Sacramento, California

      On October 28, 2003, through our wholly-owned subsidiary, GREIT — Sutter Square, LP, we purchased Sutter Square Galleria in Sacramento, California. Sutter Square is a two-building, mixed-use property containing approximately 61,036 square feet located in midtown Sacramento. The property is subject to a ground lease expiring in 2030 with one ten-year option period thereafter. The property was purchased from an unaffiliated third party for a purchase price of $8,240,000. In connection with the purchase, we assumed the existing loan from GE Capital Loan Services in the amount of $4,024,126. The loan bears interest at a fixed rate of 6.89% per annum. We are required to make monthly principal and interest payments on a 30-year amortization schedule until the due date of November 1, 2008. The seller paid a sales commission to Realty of $240,000, or approximately 2.9% of the purchase price.

One World Trade Center — Long Beach, California

      On December 5, 2003, through our wholly-owned subsidiary, GREIT — One World Trade Center, LP, we purchased One World Trade Center in Long Beach, California. One World Trade Center is a 27-story, Class A multi-tenant office building with approximately 573,300 square feet, including a retail component of approximately 120,000 square feet. We purchased the property from an unaffiliated third party for a purchase price of $113,648,000. We funded the purchase price with a first mortgage loan from HSH NordBank in the amount of $77,000,000 with an interest rate of 1.90% per annum over 3 month

LIBOR. We may make a second draw in the amount of $2,500,000 upon meeting certain earn out requirements. We are required to make monthly principal and interest payments through December 4, 2006. The loan is subject to two 12-month extensions providing we meet certain criteria. We also entered into an interest rate collar agreement with HSH NordBank in the amount of $77,000,000 with a LIBOR floor and ceiling of 1.50% and 4.05%, respectively. The seller paid a sales commission to Realty of $2,400,000, or approximately 2.1% of the purchase price.

Centerpoint Corporate Center — Kent, Washington

      On December 30, 2003, through our wholly-owned subsidiary, GREIT — Centerpoint Corporate Park, LLC, we purchased Centerpoint Corporate Park in Kent, Washington. Centerpoint consists of a four-building portfolio totaling approximately 435,784 square feet which is part of an eight building, 735,000 square-foot Class A suburban master-planned corporate campus built on 40.29 acres in Kent, Washington, a suburb of Seattle. We purchased the property from an unaffiliated third party for a purchase price of $54,220,000. We financed the purchase with approximately $25,028,814 in borrowings under our credit facility with LaSalle Bank. We paid an acquisition fee to Realty of $1,626,600, or approximately 3.0% of the purchase price.

Critical Accounting Policies

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate assets, purchase price allocation, deferred assets and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Revenue Recognition and Allowance for Doubtful Accounts

      Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. We determine the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

Impairment

      Our properties are stated at depreciated cost. We assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators management considers important which could trigger an impairment review include the following:

•	significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.

Purchase Price Allocation

      Property acquisitions have been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, if any, based in each case on their fair values.

      The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on our determination of the relative fair values of these assets. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and insurance and other operating expenses during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, concessions, legal and other related costs.

      In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values are amortized into rental income over the remaining non-cancelable terms of the respective leases.

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

Qualification as a REIT

      Since our taxable year ended December 31, 2002, we have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Code. Our qualification and taxation as a REIT depends on our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, numerous requirements established under highly technical and complex Code provisions subject to interpretation.

      If we failed to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Moreover, unless entitled to relief under specific statutory provisions, we also would be disqualified as a REIT for four taxable years following the year during which qualification was lost.

Off-Balance Sheet Arrangements

      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations

      Our operating results are primarily comprised of income derived from our portfolio of properties. Because of the significant property acquisitions throughout the years ended December 31, 2003 and 2002, the comparability of financial data from period to period is limited.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

      Rental income increased approximately $11,700,000 or 1,596% during the year ended December 31, 2003 as compared with the year ended December 31, 2002. Approximately $8,000,000 of this increase was attributable to the nine consolidated properties acquired during 2003, and approximately $3,700,000 was attributable to a full year’s ownership of the two properties acquired during 2002.

      Rental expenses increased approximately $4,500,000, or 2,222% during the year ended December 31, 2003 as compared with the year ended December 31, 2002. Approximately $3,000,000 of this increase was attributable to properties acquired during 2003, and approximately $1,500,000 was attributable to a full year’s ownership of the properties acquired during 2002.

      General and administrative expenses consist primarily of third party professional legal and accounting fees and the cost of computerized information services and related office expenses required to maintain our accounting and investor records. General and administrative expenses increased approximately $1,400,000, or 797%, as a result of a full year’s operation of our company in 2003.

      Interest expense increased approximately $2,400,000, or 965% during the year ended December 31, 2003 as compared with the year ended December 31, 2002, as a result of an increase in borrowings for property acquisitions.

      Depreciation expense and amortization of leasing commissions increased approximately $3,700,000, or 3,577% during the year ended December 31, 2003 as compared with the year ended December 31, 2002. Approximately $2,300,000 of this increase is attributable to the properties acquired during 2003, and approximately $1,400,000 of the increase was attributable to a full year’s ownership of the properties acquired during 2002.

      Interest income increased approximately $105,000, or 591% during the year ended December 31, 2003 as compared with the year ended December 31, 2002, as a result of earnings in 2003 on short-term investment of cash pending its investment in acquired properties.

      As a result of the above items, net income for the year ended December 31, 2003 was $77,965 compared with $25,650 for the year ended December 31, 2002.

Liquidity and Capital Resources

Cash Flows

      Cash flows provided by operating activities increased by approximately $1,200,000 during the year ended December 31, 2003 as compared to the year ended December 31, 2002, as a result of the acquisition of nine consolidated properties in 2003 and the full year’s operation of the two consolidated properties acquired in 2002.

      Cash flows used in investing activities were approximately $283,000,000 in 2003, primarily for the acquisition of nine consolidated properties and interests in two unconsolidated properties during 2003.

      Cash flows provided by financing activities were approximately $292,000,000 in 2003. The proceeds from issuance of approximately 15,404,000 shares of common stock resulted in net proceeds of approximately $138,000,000, and net borrowings under our line of credit and notes payable were approximately $158,000,000. Distributions paid in 2003 were approximately $5,300,000.

Capital Resources

      On July 22, 2002, our registration statement for our initial public offering of shares of our common stock was declared effective by the Securities and Exchange Commission. In the initial offering, we offered for the sale to the public on a “best efforts” basis a maximum of 20,000,000 shares of our common stock at a purchase price of $10.00 per share and up to 1,000,000 additional shares through our dividend reinvestment plan. As of December 31, 2003, we sold 17,339,249 shares of our common stock under our initial offering, issued an additional 251,540 shares to shareholders participating in our dividend reinvestment plan and repurchased 28,242 shares under our repurchase plan. As a result, 17,562,457 shares were outstanding at December 31, 2003, which generated aggregate gross proceeds of approximately $175,000,000. Effective February 9, 2004, we terminated our initial offering. Of the 21,000,000 shares registered in the initial offering, 19,987,934 were sold and 357,381 were issued in accordance with our dividend reinvestment plan. On February 17, 2004, we filed a post-effective amendment to deregister 654,685 shares of our common stock.

      On January 23, 2004, our registration statement for our second offering of shares of our common stock was declared effective by the Securities and Exchange Commission. In the second offering, we are offering for sale to the public on a “best efforts” basis a maximum of 27,000,000 shares of our common stock at a purchase price of $10.00 per share and up to 1,500,000 additional shares through our dividend reinvestment plan. We commenced the sale of shares pursuant to our second offering on February 9, 2004. We intend to terminate the current offering on April 30, 2004.

      Management anticipates that 87.5% of the gross offering proceeds of both the initial and second offerings will be used to acquire real estate and the balance will be used to pay various fees and expenses.

      Our operating partnership has a secured line of credit with a group of banks led by LaSalle, which matures on January 30, 2006. At December 31, 2003, advances under this credit facility bear interest at LIBOR plus 3.9% and we are required to make interest only payments on a monthly basis. As of December 31, 2003, our borrowings under this credit facility totaled $81,533,000 and undrawn amounts under the credit facility totaled $33,467,000. On April 1, 2004, we amended our credit agreement to increase the line of credit to $350,000,000.

      As of December 31, 2003, we had approximately $15,500,000 in cash and cash equivalents.

      We intend to acquire additional properties and will seek to fund these acquisitions through utilization of the current cash balances and/or proceeds received from a combination of subsequent equity issuances, debt financings or asset dispositions. There may be a delay between a sale of shares of common stock and our purchase of properties, which may result in a delay in the benefits to shareholders of returns generated from property operations. During such a period, we may temporarily invest any unused proceeds from the offering in investments that could yield lower returns than investments in real estate.

      In order to qualify as a REIT for federal income tax purposes, we are required to make distributions to its shareholders of at least 90% of REIT taxable income. We expect to use our cash flow from operating activities for distributions to shareholders.

Contractual Obligations

      The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and line of credit and scheduled interest payments of our fixed rate debt at December 31, 2003. It also provides information about the minimum commitments due in connection with our ground lease obligations at December 31, 2003. The table does not reflect available extension options.

	Payments Due by Period

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2004)	(2005-2006)	(2007-2008)	(After 2008)	Total

Principal payments — secured debt	$184,795	$407,072	$457,824	$13,076,949	$14,126,640
Principal payments — credit facility	—	81,533,603	—	—	81,533,603
Interest payments — fixed rate debt	875,293	1,713,103	1,662,351	—	4,250,747
Ground lease obligations	41,000	82,000	82,000	262,000	467,000

Total	$1,101,088	$83,735,778	$2,202,175	$13,338,949	$100,377,990

Subsequent Events

Acquisitions

AmberOaks Corporate Corporate Center — Austin, Texas

      On January 20, 2004, through our wholly-owned subsidiary, GREIT — AmberOaks GP, LLC, we purchased AmberOaks Corporate Center in Austin, Texas from an unaffiliated third party for a purchase price of approximately $35,525,000. AmberOaks is a Class A five-building office portfolio with approximately 281,885 square feet that is part of an eight-building complex. An affiliate of the advisor purchased the remaining three buildings. The property is approximately 74% leased, with approximately 64% of the property leased to URS Corporation (aka Radian International). We financed the purchase price with approximately $14,700,000 in borrowings under a three-year secured revolving line of credit with LaSalle. We are required to make interest only payments until the due date at our option of (1) LaSalle’s prime rate plus 0.50% or (2) up to 3 months LIBOR plus 3.00%. The rate will be subject to a floor of 4.25%. We paid an acquisition fee to Realty of $908,900, or approximately 2.6% of the purchase price.

Public Ledger Building — Philadelphia, Pennsylvania

      On February 13, 2004, through our wholly owned subsidiary, GREIT — Public Ledger, LLC, we purchased the Public Ledger Building in Philadelphia, Pennsylvania from an unaffiliated third party for a purchase price of approximately $33,950,000. The Public Ledger Building is a 471,217 square foot 12-story multi-tenant Class B+ office building located in Philadelphia’s East Market Street submarket. The property is approximately 85% leased to multiple tenants. At the date of acquisition, the General Services Administration occupied approximately 27.5% of the property. We financed the purchase price with approximately $19,929,000 in borrowings under our credit facility arranged through LaSalle. We are required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced. We paid an acquisition fee to Realty of $965,000, or approximately 2.8% of the purchase price.

Madrona Buildings — Torrance, California

      On March 31, 2004, through our wholly owned subsidiary, GREIT — Madrona, LP, we purchased the Madrona Buildings in Torrance, California from an unaffiliated third party for a purchase price of approximately $45,900,000 in cash. We received a credit of approximately $2,500,000 from the seller at closing to cover the free rental periods and tenant improvements that two tenants have under their respective leases. The property is a four-building Class A office portfolio totaling approximately 211,407 square feet located in Torrance, California, a suburb of Los Angeles. The Madrona Buildings are approximately 84.7% leased, with approximately 41.2% leased by American Honda Motor Company, 25.3% by NavCom Technology, Inc. and 18.2% by Kaiser Permanente. We paid an acquisition fee to Realty of $1,350,000, or approximately 2.9% of the purchase price.

Brunswig Square — Los Angeles, California

      On April 5, 2004, through our wholly owned subsidiary, GREIT — Brunswig Square, LP, we purchased Brunswig Square in Los Angeles, California from an unaffiliated third party for a purchase price of approximately $23,805,000 in cash. Brunswig Square is a mixed use office/ retail building totaling approximately 135,982 square feet, including a retail component of approximately 24,169 square feet, located in the Little Tokyo District of downtown Los Angeles. The property is approximately 92.9% leased, with approximately 25.6% leased by the City of Los Angeles — Department of Fire & Police Pensions, 22.5% leased by the City of Los Angeles — Employee Retirement Systems, 14.5% by the General Services Administration — Immigration and Naturalization Services and 9.6% by the General Services Administration — Office of Personnel Management. We paid Realty an acquisition fee of $716,400, or approximately 3.0% of the purchase price.

North Belt Corporate Center — Houston, Texas

      On April 8, 2004, through our wholly owned subsidiary, GREIT — North Belt Corporate, LP, we purchased North Belt Corporate Center in Houston, Texas from an unaffiliated third party for a purchase price of approximately $12,675,000 in cash. North Belt is a multi-tenant office building totaling approximately 155,764 square feet. The property is approximately 86.5% leased, with approximately 21.1% leased by the General Services Administration — U.S. Customs and Border Protection, 20.2% by Southwestern Energy Company and 10.2% to Bredero Price Company. We paid Realty an acquisition fee of $400,000, or approximately 3.0% of the purchase price.

Proposed Acquisitions

Hawthorne Plaza — San Francisco, California

      Our advisor has entered into a contract on our behalf with an unaffiliated third-party seller for the acquisition of Hawthorne Plaza, a two-building Class A office complex totaling approximately 418,668 square feet located in the south financial district in San Francisco, California. The property is approximately 99.7% leased, with approximately 87.4% leased by the General Services Administration on behalf of the Environmental Protection Agency, Health Care Financing Administration (Centers for Medicare & Medicaid Services), Bureau of Citizenship and Immigration Services, U.S. Department of Agriculture and the U.S. Passport Agency. The purchase price for the property is approximately $97,000,000. We intend to finance the property with a mortgage loan from Fleet National Bank, Administrative Agent in the amount of approximately $62,750,000. We intend to pay Realty an acquisition fee of $2,900,000, or approximately 3.0% of the purchase price, for arranging the transaction. Closing of this acquisition is anticipated in April 2004. We have a deposit of $2,000,000 related to this potential acquisition. Under certain circumstances, the deposit may be nonrefundable.

      In addition, we are currently considering several potential property acquisitions. Our decision to acquire one or more of these properties will generally depend upon:

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

Other Events

      For the period from January 1, 2004 through March 31, 2004, we sold approximately 10,067,127 shares of common stock, and issued an additional 167,173 shares under the DRIP, resulting in additional gross proceeds before offering costs and selling commissions of approximately $102,500,000. We intend to terminate our current offering on April 30, 2004.

      On April 1, 2004, our company and LaSalle amended the credit agreement to increase our line of credit to $350,000,000.

      Effective April 22, 2004, Diana M. Laing has resigned her position as our chief financial officer and our board of directors has appointed Richard Hutton as interim chief financial officer. Mr. Hutton has served as the chief investment officer of our advisor since August 2003, overseeing all financial operations of our advisor, and previously served as our interim chief financial officer. From April 1999 to August 2003, Mr. Hutton served as senior vice president — real estate acquisitions and vice president — property management for our advisor. In that position, Mr. Hutton oversaw the management of the real estate portfolios and property management of our advisor and its affiliates. Mr. Hutton holds a BA in psychology from Claremont McKenna College and has been licensed as a certified public accountant in California since 1984.

Impact of Accounting Principles

      On January 1, 2003, we adopted the provisions of SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The adoption of this statement did not have a material effect on our results of operations or financial condition.

      On January 1, 2003, we adopted the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this statement did not have a material effect on our results of operations or financial condition.

      On January 1, 2003, we adopted the initial recognition and measurement provisions of Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. We adopted the disclosure provisions of FIN 45 as of December 31, 2002. The adoption of the provisions of this interpretation did not have a material effect on our results of operations or financial condition.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are applicable to VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after December 15, 2003. On February 1, 2003, we adopted the provisions of this interpretation, which did not have a material effect on our results of operations or financial condition.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on our results of operations or financial condition.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on our results of operations or financial condition.

Inflation

      We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of our cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve our objectives we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. We may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2003, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt	$184,795	$197,565	$209,507	$222,184	$235,640	$13,007,335	$14,057,026
Average interest rate on maturing debt	6.24%	6.24%	6.24%	6.24%	6.25%	6.19%	6.20%
Variable rate debt	$96,448	$70,235	$158,606,967	$76,633	$80,049	$5,833,271	$164,763,603
Average interest rate on maturing debt	4.50%	4.75%	3.51%	4.75%	4.75%	4.75%	3.56%

      The fair estimated value of our debt approximates its December 31, 2003 carrying amount.

      The weighted average interest rate of our mortgage debt as of December 31, 2003 was approximately 4.82%. At December 31, 2003, our mortgage debt consisted of approximately $14,126,600 or 8% of the total debt at a fixed interest rate of 6.24% and approximately $164,796,217 or 92% of the total debt at a variable interest rate of 4.5%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2003, for example, a .25% increase in LIBOR would have increased our overall annual interest expense by approximately $412,000 or less than 6%.

      The table below presents, as of December 31, 2002, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2003	2004	2005	2006	2007	Total

Fixed rate debt	$127,265	$135,007	$143,220	$151,933	$9,602,575	$10,160,000
Average interest rate on maturing debt	5.92%	5.92%	5.92%	5.92%	5.92%	5.92%
Variable rate debt	$6,700,000	$—	—	—	—	$6,700,000
Average interest rate on maturing debt	5.50%	—%	—%	—%	—%	5.50%

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

G REIT, Inc.

      We have audited the accompanying consolidated balance sheet of G REIT, Inc. and subsidiaries (the “Company”), as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE, LLP

Los Angeles, California

April 13, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

G REIT, Inc.

      We have audited the accompanying consolidated balance sheet of G REIT, Inc. (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2002 and the period from December 18, 2001 (inception) through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G REIT, Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year ended December 31, 2002 and the period from December 18, 2001 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Irvine, California

March 18, 2003

G REIT, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

ASSETS
Real estate investments:
Operating properties, net	$298,606,101	$23,728,362
Investments in unconsolidated real estate	14,156,658	—

	312,762,759	23,728,362
Cash and cash equivalents	15,533,420	8,378,891
Accounts receivable, net	2,081,603	98,149
Accounts receivable from related parties	—	4,063
Real estate deposits	2,600,703	2,270,985
Deferred financing costs	3,947,040	386,429
Other assets, net	8,935,719	1,594,430

Total assets	$345,861,244	$36,461,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$4,157,758	$770,770
Mortgage loans payable	97,287,026	16,860,000
Line of credit	81,533,603	—
Security deposits and prepaid rent	3,089,599	370,539
Lease disadvantage	7,971,764	—
Distributions payable	1,036,031	109,642

	195,075,781	18,110,951
Commitments and contingencies	—	—
Minority interest of tenant-in-common	263,622	—
Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 17,562,457 and 2,158,417 shares issued and outstanding at December 31, 2003 and 2002, respectively	175,624	21,584
Additional paid-in capital	156,733,019	18,582,586
Distributions in excess of earnings	(6,386,802)	(253,812)

Total shareholders’ equity	150,521,841	18,350,358

Total liabilities and shareholders’ equity	$345,861,244	$36,461,309

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2003, 2002 and
the period from December 18, 2001 (inception) through December 31, 2001

	2003	2002	2001

Revenues
Rental income	$12,427,027	$732,685	$—

	12,427,027	732,685	—

Expenses
Rental expenses	4,749,996	204,561	—
General and administrative	1,519,921	169,532	—
Depreciation	3,350,782	102,149	—
Amortization of lease commissions	404,801	—	—
Interest	2,647,937	248,609	—

	12,673,437	724,851	—

Net income before other income and minority interest	(246,410)	7,834	—
Other income:	—	—	—
Interest income	123,146	17,816	—
Equity in earnings of unconsolidated real estate	204,487	—	—

Net income before minority interest	81,223	25,650	—
Minority interest	3,286	—	—

Net income	$77,937	$25,650	$—

Earnings per share — basic and diluted	$0.01	$0.06	$—

Weighted average number of common shares outstanding
Basic and diluted	8,242,697	405,481	—

Distributions declared per share	$0.75	$0.69	$—

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and
the Period From December 18, 2001 (inception) Through December 31, 2001

			Additional	Distributions
	Number of		Paid-In	in Excess of
	Shares	Par Value	Capital	Earnings	Total

BALANCE — December 18, 2001 (inception)	—	$—	$—	$—	$0
Issuance of common stock	10	—	100	—	100
Distributions	—	—	—	—	0
Net income	—	—	—	—	0

BALANCE — December 31, 2001	10	—	100	—	100
Issuance of common stock, net of offering costs of $2,936,369	2,158,407	21,584	18,582,486	—	18,604,070
Distributions	—	—	—	(279,462)	(279,462)
Net income	—	—	—	25,650	25,650

BALANCE — December 31, 2002	2,158,417	21,584	18,582,586	(253,812)	18,350,358
Issuance of common stock net of offering costs of $15,310,722	15,404,040	154,040	138,150,433	—	138,304,473
Distributions	—	—	—	(6,210,927)	(6,210,927)
Net income	—	—	—	77,937	77,937

BALANCE — December 31, 2003	17,562,457	$175,624	$156,733,019	(6,386,802)	$150,521,841

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and
the Period From December 18, 2001 (inception) Through December 31, 2001

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,937	$25,650	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	3,350,782	102,149	—
Amortization of deferred financing fees	523,212	49,424	—
Amortization of lease disadvantage and identified intangibles	(370,522)	—	—
Equity in income from investment in unconsolidated real estate	204,487	—	—
Minority interest in earnings	3,286	—	—
Change in operating assets and liabilities:	—	—	—
Accounts receivable	(1,983,454)	(102,212)	—
Other assets	(7,337,226)	(1,825,227)	—
Accounts payable and accrued liabilities	3,386,988	770,770	—
Security deposits and prepaid rent	2,719,060	370,539	—

Net cash provided by (used in) operating activities	574,550	(608,907)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(278,030,921)	(23,830,511)	—
Additions to lease disadvantage	8,342,285	—	—
Purchase of interest in unconsolidated real estate	(15,175,559)	—	—
Distributions from investment in unconsolidated real estate	814,414	—	—
Capital expenditures	(197,600)	—	—
Real estate deposits	(329,717)	(2,270,985)	—

Net cash used in investing activities	(284,577,098)	(26,101,496)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	138,304,468	18,604,070	100
Borrowings under line of credit	101,533,603	—	—
Repayments under line of credit	(20,000,000)	—	—
Principal repayments on notes payable	(6,827,100)	—	—
Borrowings under notes payable	87,154,129	16,860,000	—
Payment of deferred financing costs	(4,083,823)	(205,056)	—
Minority interest contributions	333,481	—	—
Minority interest distributions	(73,145)	—	—
Distributions	(5,284,536)	(169,820)	—

Net cash provided by financing activities	291,157,077	35,089,194	100

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,154,529	8,378,791	—
CASH AND CASH EQUIVALENTS — beginning of period	8,378,891	100	—

CASH AND CASH EQUIVALENTS — end of period	$15,533,420	$8,378,891	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,800,000	$108,888	$—

Income taxes	$—	—	—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of common stock for dividends reinvested	$2,377,324	$61,893	$—

Change in fair value of interest rate swap	$(286,811)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and
the Period From December 18, 2001 (inception) Through December 31, 2001

1.	Organization

      G REIT, Inc. (the “Company”), was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. The Company has qualified and elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was incorporated to acquire ownership interests in, manage, lease, develop and dispose of office, industrial and service real estate properties, a number of which will have a government-tenant orientation. As of December 31, 2003, the Company owned interests in 13 real estate properties, including 11 consolidated properties and two unconsolidated tenant in common interest properties.

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Company and the Advisor entered into an advisory agreement (the “Advisory Agreement”) which has a one year term, and is subject to successive renewals. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor. (See Note 7).

      As of December 31, 2003, the Company owned interests in 13 properties aggregating a total gross leasable area (“GLA”) of approximately 2.8 million square feet. Tenants with a government orientation occupied approximately 39% of the total GLA of these properties. At December 31, 2003, approximately 88% of the total GLA of these properties was leased.

      The Company owns all of its interests in properties through its majority-owned subsidiary, G REIT, L.P., a Virginia limited partnership (the “Operating Partnership”), and conducts substantially all of its operations through the Operating Partnership. As of December 31, 2003, the Company was the sole general partner of the Operating Partnership and owned 100% of the equity interests therein, except for 100 incentive non-voting ownership units issued to the Company’s Advisor. The incentive units entitle the Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to the Company’s shareholders. In addition, the Advisor is entitled to incentive distributions from net proceeds from the sale of properties after the Company’s shareholders have received their invested capital, as defined, plus an 8% return on such invested capital.

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

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

      Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows predicted to be generated by that asset. The Company had not recorded any impairment losses for the years ended December 31, 2003 and 2002 or the period December 18, 2001(inception) to December 31, 2001.

      Property acquisitions have been accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, if any, based in each case on their fair values.

      The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on our determination of the relative fair values of these assets. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and insurance and other operating expenses during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, concessions, legal and other related costs.

      In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values are amortized into rental income over the remaining non-cancelable terms of the respective leases.

Real Estate Deposits

      Real estate deposits are paid on properties the Company is evaluating for purchase. Real estate deposits are capitalized when paid and may become nonrefundable under certain circumstances. When properties are acquired, the purchase price is reduced by the amounts of deposits paid by the Company.

Other Assets

      Other assets consist primarily of identified intangible assets, deposits and reserves required by mortgage lenders, deferred rent receivables, and rent receipts in lockbox accounts not yet released by lenders.

Deferred Financing Costs

      Financing costs consist of loan fees and other loan costs. Loan fees and other loan costs are amortized over the term of the respective loan. Amortization of financing costs is included in interest expense.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Uncollectible Billed and Unbilled Receivables

      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. Management has established an allowance for uncollectible accounts of $149,917 at December 31, 2003, to reduce receivables to its estimate of the amount recoverable.

Derivative Financial Instruments

      The Company is exposed to the effect of interest rate changes in the normal course of business. The Company mitigates these risks by following established risk management policies and procedures which include the occasional use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. The Company employs derivative instruments, including interest rate swaps and caps, to effectively convert a portion of its variable-rate debt to fixed-rate debt. The Company does not enter into derivative instruments for speculative purposes.

      Derivatives are recognized as either assets or liabilities in the statement of financial position and measured at fair value in accordance with Statement of Financial Accounting Standards No. 133. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change.

Revenue Recognition

      Real estate property is leased to tenants under leases with terms exceeding one year. Revenues from these leases, which are accounted for as operating leases, are recognized on a straight-line basis over the related term. Cost recoveries from tenants are included in rental income in the period the related costs are accrued.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2003, the Company had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. The Company performs credit evaluations of prospective tenants, and security deposits are obtained.

      As of December 31, 2003, the Company had interests in three properties located in the state of Texas and four properties located in the state of California.

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

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income for the year, as defined by the Internal Revenue Code (“IRC”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Although the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2003, 2002 and the period December 18, 2001 (inception) through December 31, 2001 and was not subject to any federal income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

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

Use of Estimates

      The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2003 and 2002, and the revenues and expenses for the year ended December 31, 2003 and 2002 and the period from December 18, 2001 (inception) through December 31, 2001. Actual results could differ from those estimates.

Stock Options

      The Company follows the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. For employee compensatory stock options that will eventually vest, compensation expense is recognized during the periods in which the related employee services are rendered. Such expense is generally measured by determining the excess, if any, of the grant date estimated fair market value of the underlying stock over the amount to be paid by the employee in conformity with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensatory stock options and similar equity instruments issued to non-employees in exchange for goods or services are accounted for based on the estimated fair market value of (1) the goods or services received or (2) the equity instrument issued, whichever is more reliably measurable. Pursuant to SFAS 148, the Company is required to disclose the effects on net income

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and per share data as if the Company had elected to use the fair value approach to account for its stock-based compensation plans.

	For the Year Ended
	December 31,

	2003	2002

Actual net income	$77,937	$25,650
Pro forma compensation expense	(65,708)	—

Pro forma net income	12,229	25,650

Actual net income per share — basic and diluted	$.01	$.06
Pro forma net income per share — basic and diluted	—	.06

      This pro forma amount was determined by estimating the fair value of each option beginning June 28, 2003, when shareholder approval of the option plans was obtained, at $0.95 per option, using the Black-Scholes option-pricing model, assuming a 7.50% dividend yield, a 3.53% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.32 years, and a volatility rate of 0% were applied.

Segment

      The Company internally evaluates all properties as one industry segment and accordingly does not report segment information.

Reclassifications

      Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Recently Issued Accounting Pronouncements

      On January 1, 2003, the Company adopted the provisions of SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

      On January 1, 2003, the Company adopted the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

      On January 1, 2003, the Company adopted the initial recognition and measurement provisions of Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. The adoption of the provisions of this interpretation did not have a material effect on the Company’s results of operations or financial condition.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are applicable to VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after December 15, 2003. On February 1, 2003, the Company adopted the provisions of this interpretation, which did not have a material effect on the Company’s results of operations or financial condition.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

3.	Real Estate Investments

Consolidated Properties:

      The Company’s investment in consolidated properties consisted of the following at December 31, 2003 and 2002:

	2003	2002

Building and Tenant improvements	$257,835,521	$20,254,059
Land	44,223,510	3,576,452

	302,059,031	23,830,511
Less: accumulated depreciation	(3,452,930)	(102,149)

	$298,606,101	$23,728,362

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

      On December 30, 2003, the Company, through its wholly owned subsidiary, GREIT — Centerpoint Corporate Park, LLC, a Washington limited liability company, purchased Centerpoint Corporate Park located in Kent, Washington. The seller was an unaffiliated third party. The total purchase price for the property was approximately $54,220,000. The Company paid an acquisition fee to Triple Net Realty, Inc. (“Realty”), an affiliate of the Company’s advisor, of $1,626,600, or approximately 3.0% of the purchase price.

      On December 5, 2003, the Company, through its wholly owned subsidiary, GREIT — One World Trade Center, LP, a California limited partnership, purchased One World Trade Center located in Long Beach, California. The seller was an unaffiliated third party. The total purchase price for the property was approximately $113,648,000. The seller paid a sales commission to Realty of $2,400,000, or approximately 2.1% of the purchase price.

      On October 28, 2003, the Company, through its wholly owned subsidiary, GREIT — Sutter Square, LP, a California limited partnership, purchased Sutter Square Galleria located in Sacramento, California. The property is subject to a ground lease expiring in 2030 with one ten-year option period thereafter. The seller was an unaffiliated third party. The total purchase price for the property was approximately $8,240,000. The Company paid an acquisition fee to Realty of $240,000, or approximately 2.9% of the purchase price.

      On October 10, 2003, the Company, through its wholly owned subsidiary, GREIT — 824 Market Street, LLC, a Delaware limited liability company, purchased 824 Market Street located in Wilmington, Delaware. The seller was an unaffiliated third party. The total purchase price for the property was approximately $31,900,000 in cash. The Company paid an acquisition fee to Realty of $970,000, or approximately 3.0% of the purchase price.

      On August 11, 2003, through its wholly owned subsidiary, GREIT — North Pointe, LP, a California limited partnership, the Company purchased North Pointe Corporate Center located in Sacramento, California. The seller was an unaffiliated third party. The total purchase price for the property was approximately $24,205,000. in cash. The seller paid a sales commission to Realty of $705,000, or approximately 2.9% of the purchase price.

      On July 31, 2003, through its wholly owned subsidiary, GREIT — Bay View, LP, a California limited partnership, the Company purchased an approximately 97.68% undivided tenant in common interest in Bay View Plaza located in Alameda, California. The remaining undivided tenant in common interest was purchased by NNN Bay View 1, LLC, an unaffiliated third party. The seller was an unaffiliated third party. The total purchase price for the property was approximately $11,655,000 in cash. The Company’s proportionate share of the total purchase price was approximately $11,329,000. The seller paid a sales commission to Realty of $380,000, or approximately 3.0% of the purchase price.

      On May 2, 2003, through its wholly owned subsidiary, GREIT — Gemini Plaza, LLC, the Company purchased Gemini Plaza in Houston, Texas from an unaffiliated third party for a purchase price of approximately $15,000,000 plus closing costs. The Company funded the purchase price with $9,815,000 in borrowings under its credit facility with LaSalle. The Company is required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced. The seller paid a sales commission to Realty of $325,000, or approximately 2.2% of the purchase price.

      On April 25 2003, through its wholly owned subsidiary, GREIT — Department of DCF, LLC, the Company purchased the Department of Children and Families Campus in Plantation, Florida from an unaffiliated third-party for a purchase price of approximately $11,580,000 plus closing costs. The Company funded the purchase with $7,605,000 in borrowings under its credit facility with LaSalle. The Company is

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced. The seller paid a sales commission to Realty of $300,000, or approximately 2.6% of the purchase price.

      On January 31, 2003, through its wholly owned subsidiary, GREIT — Atrium Building, LLC, a Delaware limited liability company, the Company purchased the Atrium Building in Lincoln, Nebraska from an unaffiliated third party for a purchase price of approximately $4,532,000. The property is encumbered by two ground leases under parts of the office building, which expire in 2054 and 2055, respectively, including renewal options. The Company financed the purchase price with $2,200,000 in borrowings under its credit facility with LaSalle. The Company is required to make interest only payments until the due date of January 30, 2006, at which time the loan will have to be paid in full or refinanced. The seller paid a sales commission payable to Realty of $132,000, or approximately 2.9% of the purchase price.

      On November 27, 2002, the Company, through its wholly owned subsidiary, GREIT — Two Corporate Plaza, LP, a Texas limited partnership, purchased Two Corporate Plaza in Clear Lake, Texas from an unaffiliated third-party for a purchase price of approximately $13,580,000. The seller paid a sales commission payable to Realty of $380,000, or approximately 2.80% of the purchase price.

      On September 13, 2002, the Company, through its wholly-owned subsidiary, GREIT — 5508 Highway 290 West, LP, purchased the 5508 Highway 290 West Building in Austin, Texas from an unaffiliated third party for a purchase price of approximately $10,300,000. The seller paid a sales commission to Realty of $300,000, or approximately 3% of the purchase price.

Investments in Unconsolidated Real Estate

Acquisitions:

      On January 9, 2003, through its wholly owned subsidiary, GREIT — Congress Center, LLC, the Company purchased an approximately 30% undivided tenant in common interest in Congress Center, from an unaffiliated third party. Congress Center is a 16-story Class A office building located in Chicago, Illinois. The Company’s affiliates, NNN Congress Center, LLC and WREIT — Congress Center, LLC, simultaneously purchased undivided tenant in common interests totaling approximately 70% ownership of the property. The total purchase price for Congress Center was $136,108,000. The purchase price included a sales commission payable to Realty of $2,000,000, approximately 1.50% of the purchase price. The Company’s total investment consisted of its proportionate share of the purchase price (approximately $40,832,000 including $12,047,000 in cash and $28,785,000 in debt), plus $2,294,000 for its proportionate share of closing costs, loan fees and reserves. The Company’s liability for the debt is limited to the amount of its investment in the property.

      On March 18, 2003, through its wholly owned subsidiary, GREIT — Park Sahara, LLC, the Company purchased an approximately 4.75% undivided tenant in common interest in Park Sahara from an unaffiliated third party. Park Sahara is a five-building Class B office park located in Las Vegas, Nevada. The total purchase price for the property was approximately $12,200,000. The purchase was financed through (1) the assumption of a $5,040,000, 8.00% fixed rate loan on a 25-year amortization schedule due September, 2007 from IDS American Express, (2) a new approximately $2,260,000, 6.92% fixed rate loan on a 25-year amortization schedule due September 2007 from IDS American Express and, (3) a $1,100,000, 7.00% fixed rate interest-only loan also due September 2007 from the seller. The Company’s proportionate share of the total purchase price was approximately $579,500 consisting of $180,500 in cash and $399,000 in debt, plus approximately $30,695 for its proportionate share of loan fees, closing and carrying costs and reserves. The Company’s liability for the property’s debt is limited to the amount of its

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment in the property. The purchase price included a sales commission payable to Realty of $320,000, approximately 2.60% of the purchase price.

      Condensed combined historical financial information of investments in unconsolidated real estate as of December 31, 2003 is as follows:

2003

Assets (primarily real estate)	$153,527,989

Mortgage notes payable	$105,475,318
Other liabilities	2,535,565
Equity	45,517,106
Total liabilities and equity	$153,527,989

Company’s share of equity	$14,156,658

Revenues	$15,932,227
Expenses	(14,954,660)
Net income	$977,567

Company’s equity in earnings	$204,487

4.	Other Assets

      Other assets consist of the following at December 31:

	2003	2002

Identified intangible assets, net of accumulated amortization of $609,321 and zero, respectively	$6,086,114	$952,526
Property impounds & reserves	2,110,648	—
Deferred rent receivable	264,067	20,853
Prepaid expenses and deposits	474,890	136,611
Receivables, other	—	484,440

Total other assets	$8,935,719	$1,594,430

5.	Mortgage Loans Payable

      In connection with the acquisition of 5508 Highway 290 West Office Building, an office building located in Austin, Texas, in September 2002, the Company borrowed $6,700,000 from an unaffiliated lender under a first mortgage loan bearing interest at a variable interest rate of 400 basis points over LIBOR (1.50% at December 31, 2002). The loan was repaid in full during the year ended December 31, 2003.

      In connection with the acquisition of Two Corporate Plaza, an office building located in Clear Lake, Texas, in November 2002, the Company borrowed $10,160,000 from an unaffiliated lender under a first mortgage loan bearing interest at a fixed interest rate of 5.92%. The Company is required to make payments of principal and interest on a 30-year amortization schedule until the due date of December 11, 2007, at which time the loan will have to be paid in full or refinanced. Remaining unpaid principal at December 31, 2003 and 2002 was $10,041,872 and $10,160,000, respectively.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the acquisition of Bay View Plaza, an office building located in Alameda, California, in July 2003, the Company borrowed $6,200,000 from an unaffiliated lender under a first mortgage loan bearing interest at a variable interest rate of LIBOR plus 2% (1.27% at December 31, 2003). The Company is required to make payments of interest only until the due date of December 19, 2008, at which time the loan will have to be paid in full or refinanced.

      In connection with the acquisition of Sutter Square Galleria, an office building located in Sacramento, California, in October 2003, the Company borrowed $4,024,126 from an unaffiliated lender under a first mortgage loan bearing interest at a fixed interest rate of 6.89%. The Company is required to make payments of principal and interest on a 30-year amortization schedule until the due date of November 1, 2008, at which time the loan will have to be paid in full or refinanced. Remaining unpaid principal at December 31, 2003 was $4,015,153.

      In connection with the acquisition of One World Trade Center, an office building located in Long Beach California, in December 2003, the Company borrowed $77,000,000 from an unaffiliated lender under a first mortgage loan bearing interest at a variable interest rate of 190 basis points over LIBOR (1.157% at December 31, 2003). The Company is required to make payments of interest only until the due date of December 4, 2006, at which time the loan will have to be paid in full or refinanced.

      The principal payments due on notes payable for each of the next five years ending December 31 and thereafter are summarized as follows:

Year	Amount

2004	$281,243
2005	267,800
2006	77,282,871
2007	298,817
2008	315,689
Thereafter	18,840,606

$97,287,026

6.	Line of Credit

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

      Properties financed by borrowings under the LaSalle line of credit are required to meet certain minimum loan to value, debt service coverage and other requirements on a combined basis. As of December 31, 2003, the Company was in compliance with all such requirements.

      In November 2003, the Company and LaSalle amended the credit agreement to increase the Company’s line of credit to $115,000,000. At December 31, 2003, borrowings under the line totaled $81,533,603 and bore an interest at the rate of 3.9%.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Shareholders’ Equity

Common Stock

      As of December 31, 2003, the Company had issued 17,562,457 shares of its common stock for aggregate gross proceeds before offering costs and selling commissions totaling approximately $175,168,000. Of these amounts, approximately 22,100 shares or $200,005 of the Company’s common stock were sold to the Advisor, and approximately 9,595 shares or $86,836 of the Company’s common stock were sold to other affiliated parties.

      In connection with its initial public offering (the “Offering”), the Company incurred approximately $18,247,000 of costs related to the issuance and distribution of common stock through December 31, 2003. Such amount includes approximately $14,381,000 paid to the Dealer Manager of the Offering (NNN Capital Corp., a company wholly owned by the Company’s CEO), principally comprised of selling commissions, investor marketing and due diligence costs. In addition, approximately $1,518,000 was paid to the Advisor for reimbursement of actual offering expenses.

      Beginning September 1, 2002, the Company began monthly distributions to shareholders of record as of the end of the preceding month at an annual rate of 7.00% to the extent of lawfully available funds. The dividend rate increased to 7.25% effective January 1, 2003 and to 7.50% effective June 1, 2003. For the year ended December 31, 2003 and 2002, the Company declared distributions of $6,210,927 and $279,462, respectively.

      The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) which together exceed 15% of the gross offering proceeds. Effective October 17, 2002, the Board of Directors of the Company lowered the limitation on offering and organizational expenses to be borne by the Company from 15% to 14% of the total proceeds raised in the Offering. As of December 31, 2003, organizational and offering costs did not exceed these limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

Dividend Reinvestment Program (“DRIP”)

      Effective with the Offering, the Company adopted a DRIP that allows Company shareholders to purchase up to 1,000,000 shares of common stock, at a purchase price of $9.05 per share, through reinvestment of dividends, subject to certain conditions. The Company registered and reserved 1,000,000 shares for distribution pursuant to the DRIP.

      As of December 31, 2003 and 2002, the Company had issued 251,540 and 6,933 shares, respectively under the terms of the program.

Stock Option Plans

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

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Concurrent with commencement of the Offering, the Company adopted stock option plans for (1) independent and outside directors and (2) its officers and employees (the “Plans”). Shares of common stock issued upon the exercise of such options will have certain transferability restrictions. The unregistered public sale of restricted stock, which is governed by Rule 144 of the Securities Act of 1933, as amended, is prohibited during the first year of ownership and limited as set forth in such rule during the second year of ownership.

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

	Number	Range of	Weighted Average
Options Outstanding at	of Shares	Exercise Prices	Exercise Price

January 1, 2001	—	$—	$—
Granted
Exercised
Cancelled
Expired

December 31, 2001	—	—	—
Granted	110,000	9.05	9.05
Exercised
Cancelled
Expired

December 31, 2002	110,000	9.05	9.05
Granted	20,000	9.05	9.05
Exercised		—	—
Cancelled	—	—	—
Expired	—	—	—

December 31, 2003	130,000	$9.05	$9.05

      A summary of outstanding options exercisable under the Plans is presented in the schedule below.

Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price — Options	Exercisable	Price — Options

$9.05	130,000	9.32	$9.05	—	$9.05

      The fair value of the options outstanding are calculated using the Black-Scholes option-pricing model. Assumptions used in the calculation included a 7.50% dividend yield, a 3.53% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.32 years, and a 0% volatility rate.

      The weighted average remaining contractual life of all options outstanding at December 31, 2003 was approximately 9 years.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Future Minimum Rent

      The Company has operating leases with tenants that expire at various dates through 2014 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2003, are summarized as follows:

Year Ending

2004	$33,330,557
2005	29,340,876
2006	25,637,294
2007	20,232,406
2008	16,378,817
Thereafter	38,374,576

Total	$163,294,526

      A certain amount of the Company’s rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2003 and 2002, the amount of contingent rent earned by the Company was not significant.

9.	Advisory Agreement and Related Party Transactions

Advisor Fees

      Under the terms of the agreement between the Company and the Advisor (the “Advisory Agreement”), the Advisor has responsibility for the day-to-day operations of the Company; administers the Company’s accounting and bookkeeping functions; serves as a consultant in connection with policy decisions to be made by the Company’s Board of Directors; manages the Company’s property; and renders other services deemed appropriate by the Company’s Board of Directors. The Advisor bears expenses incurred for the performance of its services and is entitled to reimbursement subject to certain limitations. Fees and costs reimbursed to the Advisor cannot exceed the greater of 2% of average invested assets, as defined, or 25% of net income for the previous four quarters as defined. During the years ended December 31, 2003 and 2002, the Company paid the Advisor $14,381,482 and $2,141,122, respectively, for all advisory services, including those discussed below.

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

      During the years ended December 31, 2003 and 2002 and the period December 18, 2001 (inception) through December 31, 2001, the Company has paid $15,310,722, $2,936,369, and $0, respectively, for offering expenses. For the year ended December 31, 2003, offering expenses paid by the Company include $14,143,492 paid to the Dealer Manager and $1,167,230 in reimbursements to the Advisor for legal, accounting and other expenses of the offering.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective October 17, 2002, the Board of Directors of the Company lowered the limitation on offering costs and organizational expenses to be borne by the Company from 15% to 14% of total proceeds raised in the Offering.

Real Estate Commissions

      As discussed in Note 3, Realty received real estate sales commissions in connection with the Company’s real estate acquisitions.

Property Management Fees

      The Company pays Realty a property management fee equal to 5% of the gross income from the properties. For the years ended December 31, 2003 and 2002, the Company paid management fees to Realty of $457,698 and $24,458, respectively.

Incentive Distributions

      The Advisor owns non-voting incentive performance units in G REIT, L.P., the Company’s Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s shareholders have received an 8% annual return on their invested capital. No incentive distributions were made to the Advisor for the years ended December 31, 2003 or 2002.

10.	Commitments and Contingencies

Operating leases

      Sutter Square Galleria is subject to a ground lease expiring in 2040 with one ten-year option period thereafter. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement.

      The Atrium Building is encumbered by two ground leases under parts of the office building. One ground lease expires in 2015, with one 40-year extension option, and requires annual rental payments of $25,000. The other ground lease expires in 2014, with one 40-year extension option, and requires annual rental payments of $16,000.

Litigation

      Neither the Company nor any of the Company’s properties are presently subject to any other material litigation nor, to the Company’s knowledge, is any material litigation threatened against any of them which if determined unfavorably to the Company would have a material adverse effect on the Company’s cash flows, financial condition or results of operations. The Company is party to litigation arising in the ordinary course of business, none of which if determined unfavorably to the Company, individually or in the aggregate, is expected to have a material adverse effect on the Company’s cash flows, financial condition or results of operations.

Environmental Matters

      The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, the Company is not currently aware of any environmental liability with respect to the properties that would have a material effect on the Company’s financial condition, results of operations and cash flows. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect to an environmental liability that the Company believes would require additional disclosure or the recording of a loss contingency.

Other

      The Company’s commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on the Company’s consolidated financial position and results of operations.

11.	Selected Quarterly Data (unaudited)

      Set forth below is certain unaudited quarterly financial information. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the Financial Statements. The 2003 quarterly amounts have been restated to reflect the effects of purchase price allocation adjustments for properties acquired during the year.

	Restated
	Year Ended December 31, 2003

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Revenues	$5,519,869	$3,384,653	$2,099,673	$1,545,978
Expenses	5,519,264	3,488,248	2,157,870	1,508,055

Income (loss) before other income and minority interest	605	(103,595)	(58,197)	37,923
Equity in earnings of unconsolidated real estate	174,441	156,121	(78,982)	(47,093)
Minority interest	413	(3,699)	—	—

Net income (loss)	$175,459	48,827	(137,179)	(9,170)

Earnings (loss) per share — basic and diluted	$0.01	$0.01	$(0.01)	$(0.00)

	As Reported
	Year Ended December 31, 2003

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Revenues	$5,588,197	$3,395,128	$2,080,021	$1,486,827
Expenses	6,433,136	3,133,401	1,853,977	1,252,923

Income (loss) before other income and minority interest	(844,939)	261,727	226,044	233,904
Equity in earnings of unconsolidated real estate	(176,589)	274,400	39,297	67,379
Minority interest	413	(3,699)	—	—

Net (loss) income	$(1,021,115)	$532,428	$265,341	$301,283

Earnings (loss) per share — Basic and diluted	$(.17)	$.06	$.05	$.11

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Revenues	$663,759	$86,742	$—	$—
Expenses	586,637	138,214	—	—

Net income (loss)	$77,122	$(51,472)	$—	$—

Earnings (loss) per share — Basic and diluted	$0.27	$(0.21)	$—	$—

12.	Subsequent Events

Acquisitions

     AmberOaks Corporate Center — Austin, Texas

      On January 21, 2004, through its wholly-owned subsidiary, GREIT — AmberOaks GP, LLC, the Company purchased AmberOaks Corporate Center in Austin, Texas from an unaffiliated third party for a purchase price of approximately $35,525,000. AmberOaks is a Class A five-building office portfolio with approximately 281,885 square feet that is part of an eight-building complex. An affiliate of the Company’s advisor purchased the remaining three buildings. The property is approximately 74% leased, with approximately 64% of the property leased to URS Corporation (aka Radian International). The Company financed the purchase price with approximately $14,700,000 in borrowings under a three-year secured revolving line of credit with LaSalle. The Company is required to make interest only payments until the due date at its option of (1) LaSalle’s prime rate plus 0.50% or (2) up to 3 months LIBOR plus 3.00%. The rate will be subject to a floor of 4.25%. The Company paid an acquisition fee to Realty of $908,900, or approximately 2.6% of the purchase price.

     Public Ledger Building — Philadelphia, Pennsylvania

      On February 13, 2004, through its wholly owned subsidiary, GREIT — Public Ledger, LLC, the Company purchased the Public Ledger Building in Philadelphia, Pennsylvania from an unaffiliated third party for a purchase price of approximately $33,950,000. The Public Ledger Building is a 471,217 square foot 12-story multi-tenant Class B+ office building located in Philadelphia’s East Market Street submarket. The property is approximately 85% leased to multiple tenants. At the date of acquisition, the General Services Administration occupied approximately 27.5% of the property. The Company financed the purchase price with approximately $19,929,000 in borrowings under its credit facility arranged through LaSalle. The Company is required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced. The Company paid an acquisition fee to Realty of $965,000, or approximately 2.8% of the purchase price.

     Madrona Buildings — Torrance, California

      On March 31, 2004, through its wholly owned subsidiary, GREIT — Madrona, LP, the Company purchased the Madrona Buildings in Torrance, California from an unaffiliated third party for a purchase price of approximately $45,900,000 in cash. The Company received a credit of approximately $2,500,000 from the seller at closing to cover the free rental periods and tenant improvements that two tenants have under their respective leases. The property is a four-building Class A office portfolio totaling approximately

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

211,407 square feet located in Torrance, California, a suburb of Los Angeles. The Madrona Buildings are approximately 84.7% leased, with approximately 41.2% leased by American Honda Motor Company, 25.3% by NavCom Technology, Inc. and 18.2% by Kaiser Permanente. The Company paid an acquisition fee to Realty of $1,350,000, or approximately 2.9% of the purchase price.

     Brunswig Square — Los Angeles, California

      On April 5, 2004, through its wholly owned subsidiary, GREIT — Brunswig Square, LP, the Company purchased Brunswig Square in Los Angeles, California from an unaffiliated third party for a purchase price of approximately $23,805,000 in cash. Brunswig Square is a mixed use office/retail building totaling approximately 135,982 square feet, including a retail component of approximately 24,169 square feet, located in the Little Tokyo District of downtown Los Angeles. The property is approximately 92.9% leased, with approximately 25.6% leased by the City of Los Angeles — Department of Fire & Police Pensions, 22.5% leased by the City of Los Angeles — Employee Retirement Systems, 14.5% by the General Services Administration — Immigration and Naturalization Services and 9.6% by the General Services Administration — Office of Personnel Management. The Company paid Realty an acquisition fee of $716,400, or approximately 3.0% of the purchase price.

     North Belt Corporate Center — Houston, Texas

      On April 8, 2004, through its wholly owned subsidiary, GREIT — North Belt Corporate, LP, the Company purchased North Belt Corporate Center in Houston, Texas from an unaffiliated third party for a purchase price of approximately $12,675,000 in cash. North Belt is a multi-tenant office building totaling approximately 155,764 square feet. The property is approximately 86.5% leased, with approximately 21.1% leased by the General Services Administration — U.S. Customs and Border Protection, 20.2% by Southwestern Energy Company and 10.2% to Bredero Price Company. The Company paid Realty an acquisition fee of $400,000, or approximately 3.0% of the purchase price.

Proposed Acquisitions

     Hawthorne Plaza — San Francisco, California

      The Company’s advisor has entered into a contract on our behalf with an unaffiliated third-party seller for the acquisition of Hawthorne Plaza, a two-building Class A office complex totaling approximately 418,668 square feet located in the south financial district in San Francisco, California. The property is approximately 99.7% leased, with approximately 87.4% leased by the General Services Administration on behalf of the Environmental Protection Agency, Health Care Financing Administration (Centers for Medicare & Medicaid Services), Bureau of Citizenship and Immigration Services, U.S. Department of Agriculture and the U.S. Passport Agency. The purchase price for the property is approximately $97,000,000. The Company intends to finance the property with a mortgage loan from Fleet National Bank, Administrative Agent in the amount of approximately $62,750,000. The Company intends to pay Realty an acquisition fee of $2,900,000, or approximately 3.0% of the purchase price, for arranging the transaction. Closing of this acquisition is anticipated in April 2004. The Company has a deposit of $2,000,000 related to this potential acquisition. Under certain circumstances, the deposit may be nonrefundable.

      In addition, the Company is currently considering several potential property acquisitions. The decision to acquire one or more of these properties will generally depend upon:

•	the receipt of a satisfactory environmental survey and property appraisal for each property;

•	no material adverse change occurring in the properties, the tenants or in the local economic conditions; and

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the receipt of sufficient financing, either through the net proceeds from our current offering or satisfactory debt financing.

      There can be no assurance that any or all of the conditions will be satisfied.

Other Events

      Effective February 9, 2004, the Company terminated its initial offering of shares of common stock. Of the 21,000,000 shares registered in the initial offering, 19,987,934 were sold and 357,381 were issued in accordance with the DRIP. On February 17, 2004, the Company filed a post-effective amendment to deregister 654,685 shares of common stock.

      On January 23, 2004, the Company’s registration statement for the second offering of shares of common stock was declared effective by the Securities and Exchange Commission. In the second offering, the Company is offering for sale to the public on a “best efforts” basis a maximum of 27,000,000 shares of common stock at a purchase price of $10.00 per share and up to 1,500,000 additional shares through the DRIP, under which shareholders may elect to have dividends reinvested in additional shares at $9.50 per share. The Company commenced the sale of shares pursuant to the second offering on February 9, 2004. The Company intends to terminate the second offering on April 30, 2004.

      For the period from January 1, 2004 through March 31, 2004, the Company sold approximately 10,067,127 shares of common stock and issued an additional 167,173 shares under the DRIP, resulting in additional gross proceeds before offering costs and selling commissions of approximately $102,500,000.

      On April 1, 2004, the Company and LaSalle amended their credit agreement to increase the Company’s line of credit to $350,000,000.

      Effective April 22, 2004, Diana M. Laing has resigned her position as the Company’s Chief Financial Officer and the Board of Directors has appointed Richard Hutton as interim Chief Financial Officer. Mr. Hutton has served as the Chief Investment Officer of the Company’s Advisor since August 2003, overseeing all financial operations of the Advisor, and previously served as the Company’s interim Chief Financial Officer. From April 1999 to August 2003, Mr. Hutton served as Senior Vice President — Real Estate Acquisitions and Vice President — Property Management for the Company’s Advisor. In that position, Mr. Hutton oversaw the management of the real estate portfolios and property management of the advisor and its affiliates. Mr. Hutton holds a BA in psychology from Claremont McKenna College and has been licensed as a certified public accountant in California since 1984.

G REIT, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

	Initial Costs to Company			Gross Amount at Which Carried at Close of Period

			Buildings and		Buildings and		Accumulated	Date
	Encumbrance	Land	Improvements	Land	Improvements	Total	Depreciation	Constructed

5508 Highway 290	$6,695,000	$1,153,488	$8,789,918	$1,153,488	$8,807,092	$9,960,580	$(541,585)	2001
Two Corporate Plaza	10,160,000	1,748,199	12,388,219	1,748,199	12,551,808	14,300,007	(778,504)	1989
Atrium Building	2,990,000	418,764	3,906,954	418,764	3,906,954	4,325,718	(260,670)	1917
Dept. of Children	7,605,000	2,660,884	8,356,914	2,660,884	8,356,914	11,017,798	(273,087)	1973
Gemini	9,815,000	1,220,269	13,313,647	1,220,269	13,313,647	14,533,916	(424,267)	1983
Bay View Plaza	6,200,000	1,878,662	9,043,624	1,878,662	9,043,624	10,922,286	(150,015)	2001
North Pointe	15,600,000	1,979,124	22,223,845	1,979,124	22,223,845	33,232,146	(242,830)	1988
824 Market	13,799,789	6,400,275	26,831,871	6,400,275	26,831,871	24,202,969	(207,291)	1984
Sutter Square	4,024,126		8,413,992		8,413,992	8,413,992	(64,833)	1987
One World Trade Center	77,000,000	22,851,391	92,210,652	22,851,391	92,210,652	115,062,043	(506,665)	1989
Centerpointe	25,028,814	8,537,053	47,550,523	8,537,053	47,550,523	56,087,576	(3,181)	1986

Total	$178,917,729	$48,848,109	$253,030,159	$48,848,109	$253,210,922	$302,059,031	$(3,452,930)

		Maximum Life on Which
	Date	Depreciation in Latest Income
Description	Acquired	Statement is Computed

5508 Highway 290 West Building	2002	39
Two Corporate Plaza	2002	39
Atrium Building	2003	39
Dept. of Children	2003	39
Gemini	2003	39
Bay View Plaza	2003	39
North Pointe	2003	39
824 Market	2003	39
Sutter Square	2003	39
One World Trade Center	2003	39
Centerpointe	2003	39

      (a) The changes in total real estate for the year ended December 31, 2003 are as follows:

2003

Balance at beginning of period	$23,830,511
Acquisitions	278,030,921
Capital expenditures	197,599

Balance at end of period	$302,059,031

      (b) The changes in accumulated depreciation for the year ended December 31, 2003 are as follows:

2003

Balance at beginning of period	$102,149
Additions	3,350,782
Deletions	—

Balance at end of period	$3,452,931

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Dismissal of Squar, Milner and Engagement of Grant Thornton

      Effective August 22, 2002, our board of directors dismissed the accounting firm of Squar, Milner, Reehl & Williamson, LLP and approved the engagement of Grant Thornton LLP, as our independent accountants. The decision to engage Grant Thornton was approved by our board of directors on the recommendation of its audit committee.

      Squar Milner’s reports on our financial statements for the year ended December 31, 2001 contained no adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the period of Squar Milner’s engagement, we had no disagreements with Squar Milner on any matter of accounting principles of practices, financial statement disclosure or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of Squar Milner, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. No reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) occurred during the period of Squar Milner’s engagement.

      Squar Milner provided us with a letter addressed to the Securities and Exchange Commission stating that it had reviewed the statements included in our Current Report on Form 8-K, dated August 22, 2002, and filed with the SEC on August 28, 2002, and that it agreed with our statements regarding Squar Milner. A copy of this letter, dated as of August 26, 2002, was filed as Exhibit 16.1 to the Current Report on Form 8-K.

      Prior to our engagement of Grant Thornton, we did not consult with Grant Thornton regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that might be rendered on our financial statements or (3) any other matter that was either the subject of a disagreement between our company and its auditor (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

Dismissal of Grant Thornton and Engagement of Deloitte & Touche, LLP

      Effective February 8, 2004, our board of directors dismissed Grant Thornton LLP as our independent certified public accountant based on the recommendation of the audit committee of the board of directors. Effective February 8, 2004, our board of directors retained Deloitte & Touche, LLP as our independent certified public accountant based on the recommendation of the audit committee.

      The reports of Grant Thornton on our financial statements for the two most recent fiscal years ended December 31, 2002 and December 31, 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years ended December 31, 2002 and December 31, 2001 and for the interim period from January 1, 2003 through the date hereof, there were no disagreements with Grant Thornton on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

      There were no “reportable events” (as defined in Item 304 (a) (1) (v) of Regulation S-K) that occurred with the two most recent fiscal years ended December 31, 2002 and December 31, 2001 and the interim period January 1, 2003 through February 8, 2004.

      Grant Thornton provided us with a letter addressed to the Securities and Exchange Commission stating that it had reviewed the statements included in our Current Report on Form 8-K, dated February 8, 2004, and filed with the SEC on February 12, 2004, and that it agreed with our statement regarding Grant Thornton. A copy of this letter was filed as Exhibit 16.1 to the Current Report on Form 8-K.

      Prior to our engagement of Deloitte & Touche, LLP, we did not consult with Deloitte & Touche, LLP regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that might be rendered by Deloitte & Touche, LLP on our financial statements, or (3) any other matter that was the subject of a disagreement between our company and its auditor (as defined in Item 304(a)(1)(iv) of Regulation S-K and its related instructions) or a reportable event (as described in Item 304(a) (1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of December 31, 2003, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

      (b) Changes in internal control over financial reporting. There have been no significant changes in our internal control over financial reporting that occurred subsequent to the date of their evaluation that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table and biographical descriptions set forth information with respect to our officers and directors.

Name	Age	Position	Term of Office

Anthony W. Thompson	57	Chairman of the Board of Directors, Chief Executive Officer, President and Director	Since 2001
Gary T. Wescombe	61	Director	Since 2001
Edward A. Johnson	50	Director	Since 2001
D. Fleet Wallace	36	Director	Since 2002
W. Brand Inlow	50	Director	Since 2002
Diana M. Laing	49	Chief Financial Officer	Since 2004
Talle A. Voorhies	56	Vice President and Secretary	Since 2001
Jack R. Maurer	60	Executive Vice President	Since 2001

      There are no family relationships between any directors, executive officers or between any director and executive officer.

      Anthony W. (“Tony”) Thompson has served as Chairman of our Board of Directors, Chief Executive Officer, President and a director of our company since December 2001. Mr. Thompson has also been Chief Executive Officer, President and a director of T REIT, Inc., an affiliate, since December 1999. In addition, he is a co-founder of our advisor, Triple Net Properties, LLC, and has been its President since inception in April of 1998. He is also President and 100% owner of Triple Net Properties Realty, Inc., an affiliated real estate brokerage and management company that will provide certain real estate brokerage and management services to our company. Prior to April of 1998, Mr. Thompson was co-founder, co-owner, director and officer of a number of real estate investment entities trading under the name The TMP Companies, including the TMP Group, Inc., a full-service real estate investment firm founded in 1978. Mr. Thompson has been the President and 100% owner of our dealer manager, NNN Capital Corp., since 1986 and is a registered securities principal with the NASD. He is a 1969 graduate of Sterling College with a BS in Economics. He is a member of the Sterling College Board of Trustees and various other charitable and civic organizations.

      Gary T. Wescombe has served as a director of our company since December 2001. Mr. Wescombe is a partner in Wescombe & Johnson in Newport Beach, California. From October 1999 to December 2001 he was a partner in Warmingon Wescombe Realty Partners in Costa Mesa, California. At both companies his focus was on real estate investments and financing strategies. Prior to retiring in 1999, Mr. Wescombe was a Partner with Ernst & Young, LLP (previously Kenneth Leventhal & Company) from 1970 to 1999. Mr. Wescombe received a BS in Accounting and Finance from San Jose State University in 1965 and is a member of the American Institute of Certified Public Accountants and California Society of Certified Public Accountants.

      Edward A. Johnson has served as a director of our company since December 2001. Dr. Johnson has served as President of Arizona International University since September 2003. Dr. Johnson served as President of Sterling College, a small liberal arts college affiliated with the Presbyterian Church (USA), in Sterling, Kansas, from 1997 to August 2003 where his major accomplishments include development of strategic and business plans, initiation of the nation’s first undergraduate program in social entrepreneurship and selection as the first leadership college by Habitat for Humanity. Dr. Johnson received a BS in History and Political Science from Morningside College, Sioux City, Iowa in 1973, a JD from Creighton University School of Law, Omaha, Nebraska in 1976, and a Ph.D. in Higher Education Administration — Law and Education Specialization from Arizona State University, Tempe, Arizona in 1984.

      D. Fleet Wallace has served as a director of our company since April 2002. He is a principal and co-founder of Greystone Fund, L.P. and Greystone Capital Management, LLC, Greystone Fund’s general partner. Greystone Fund, L.P. is a professionally managed opportunity fund formed in September 2001 that invests primarily in promising venture capital opportunities and distressed assets in the form of real estate, notes and accounts receivable, inventory and other assets. Prior to founding Greystone Fund and Greystone Capital Management, from April 1998 to August 2001, Mr. Wallace served as corporate counsel and Assistant Secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. At United Dominion, he managed general corporate matters for over 150 affiliated entities, negotiated and executed numerous real estate acquisitions and dispositions, and provided legal support on over $1 billion in financing transactions. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with the firm of McGuire Woods in Richmond, Virginia. Mr. Wallace also serves as a director of T REIT, Inc., an affiliate.

      W. Brand Inlow has served as a director of our company since April 2002. Mr. Inlow currently provides professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations. Mr. Inlow also is President of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as President of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through October 2003. Prior to joining Summit Realty, from November 1999 to September 2001 he was Vice President of Acquisitions for EEA Realty, LLC in Alexandria, Virginia where he was responsible for acquisition, disposition, and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, from November 1991 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc. a publicly-traded real estate investment trust, as Assistant Vice President and Senior Acquisition Analyst, where he was responsible for the acquisition of garden apartment communities. Mr. Inlow also serves as a director of T REIT, Inc., an affiliate.

      Diana M. Laing has served as our Chief Financial Officer since January 2004 and is responsible for all areas of finance, including accounting and financial reporting, as well as a liaison for institutional investors, lenders and investment banks. Ms. Laing served as a Principal and Chief Financial Officer of New Pacific Realty Corporation, a private real estate investment company from December 2001 to December 2003 and as Executive Vice President and Chief Financial Officer of Firstsource Corp., a private technology company, from July 2000 to May 2001. From August 1996 to July 2000, she was the Executive Vice President and Chief Financial Officer of Arden Realty, Inc., a NYSE publicly traded real estate investment trust and the largest owner and operator of commercial office properties in the Southern California region. Ms. Laing received a BS in accounting from Oklahoma State University and is a Texas Certified Public Accountant. Ms. Laing currently serves as the Chairman of the Audit Committee of the Board of Directors of The Macerich Company, a publicly traded real estate investment trust which owns and operates regional malls. In addition, she serves as the Chief Financial Officer of our advisor and of T REIT, Inc., an affiliate. Effective April 22, 2004, Ms. Laing resigned her position as our chief financial officer.

      Talle A. Voorhies has served as Vice President and Secretary of our company since December 2001. She has served as Executive Vice President of our advisor from April 1998 to December 2001, when she became Chief Operating Officer of our advisor. Ms. Voorhies is President and Financial Principal of NNN Capital Corp., our dealer manager. From December 1987 to January 1999, Ms. Voorhies worked with the TMP Group, Inc., where she served as Chief Administrative Officer and Vice President of Broker/ Dealer Relations. She is responsible for communications with the broker dealer network, due diligence activities, marketing and compliance, and investor services. Ms. Voorhies is a registered financial principal with the NASD.

      Jack R. Maurer has served as Executive Vice President of our company since December 2001. He has served as Chief Financial Officer of our advisor from April 1998 to December 2001, when he became Financial Principal of NNN Capital Corp., our dealer manager and has served as Secretary and Treasurer of T REIT, Inc., an affiliate, since December 1999. Mr. Maurer has over 29 years of real estate financial management experience, including Chief Financial Officer and Controller positions in residential and commercial development and the banking industry. From 1986 to April 1998, he was a General Partner and CEO of Wescon Properties, where he was involved in finance, accounting and forecasting. His previous experience also includes the national accounting firm of Kenneth Leventhal & Company. Mr. Maurer received a BS from California University at Northridge in 1973 and is a Registered Operations and Financial Principal with the NASD.

Committees of Our Board of Directors

     Acquisition Committee

      Each of our acquisitions must be approved by the acquisition committee, a majority of whom are independent directors, or a majority of our board of directors, including a majority of the independent directors, as being fair and reasonable to our company and consistent with our investment objectives. Currently our acquisition committee is comprised of all members of our board of directors. Our board of directors may establish additional acquisition committees from time to time based on property type or other relevant factors. Our advisor will recommend suitable properties for consideration by the appropriate acquisition committee or our board of directors from time to time. If the members of the acquisition committee unanimously approve a given acquisition, then our advisor will be directed to acquire the property on our behalf, if such acquisition can be completed on terms approved by the committee. In the event we appoint an acquisition committee in the future, and if the acquisition committee does not approve a proposed acquisition, then the property may be presented to our full board of directors for consideration, who, by majority vote, may elect to acquire or reject the property. Properties may be acquired from our advisor or its affiliates or our officers and directors, provided that any interested or affiliated directors shall not vote on such an acquisition.

Audit Committee

      Our audit committee, consisting of a majority of independent directors, is comprised of Messrs. Inlow, Wallace and Wescombe. Our board of directors has determined that Mr. Wescombe qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission. The audit committee:

•	makes recommendations to our board of directors concerning the engagement of independent public accountants;

•	reviews the plans and results of the audit engagement with the independent public accountants;

•	approves professional services provided by, and the independence of, the independent public accountants;

•	considers the range of audit and non-audit fees; and

•	consults with the independent public accountants regarding the adequacy of our internal accounting controls.

Executive Compensation Committee

      Our board of directors has established an executive compensation committee consisting of up to three directors, including at least two independent directors, to establish compensation policies and programs for our directors and executive officers. The members of our executive compensation committee are Messrs. Thompson, Wallace and Inlow. At present, our executive compensation committee serves only to determine the stock option grants under our two stock option plans. However, at a later date, the executive compensation committee may exercise all powers of our board of directors in connection with establishing and implementing compensation matters, including incentive compensation and benefit plans, except for those which require actions by all of the directors under our articles of incorporation, bylaws or applicable law. Stock-based compensation plans will be administered by the board of directors if the members of the executive compensation committee do not qualify as “non-employee directors” within the meaning of the Exchange Act.

Director Compensation

      We pay each independent and outside director a fee of $1,000 for attending, in person or by telephone, each meeting of the board or committee thereof; however, such compensation, including fees for attending meetings, may not exceed $12,000 annually. Our independent and outside directors also qualify for the independent director stock option plan.

Independent Director Stock Option Plan

      On July 22, 2002, we adopted the independent director stock option plan. Only outside and independent directors are eligible to participate in the independent director stock option plan. We have authorized and reserved a total of 100,000 shares of common stock for issuance under the independent director stock option plan.

      The independent director stock option plan provides for the grant of initial and subsequent options. Initial options are non-qualified stock options to purchase 5,000 shares of common stock at the applicable option exercise price described below granted to each independent director and each outside director as of the date such individual becomes an independent or outside director. Subsequent options to purchase 5,000 shares of common stock at the applicable option exercise price may be granted on the date of each annual shareholders’ meeting to each independent and outside director so long as the individual is still in office. In 2003, we granted options to purchase 5,000 shares at $9.05 per share to each of the four independent and outside directors. As of December 31, 2003, we have granted options to purchase 40,000 shares in accordance with the plan. The plan was approved at our annual shareholder meeting on June 28, 2003.

Officer and Employee Stock Option Plan

      On July 22, 2002, we adopted the officer and employee stock option plan. All of our officers and employees are eligible to participate in the officer and employee stock option plan.

      We have authorized and reserved a total of 400,000 shares of common stock for issuance under the officer and employee stock option plan. Our board of directors, acting on the recommendation of the compensation committee, has discretion to grant options to officers and employees effective as of each annual meeting of our shareholders. No options were granted in 2003. As of December 31, 2003, we have granted options to purchase 90,000 shares to officers of our company. The plan was approved at our annual shareholder meeting on June 28, 2003.

Item 11.	Executive Compensation

Compensation of Executive Officers

      We have no employees and our company’s executive officers are all employees of our advisor and/or its affiliates. Our executive officers are compensated by our advisor and/or its affiliates and will not receive any compensation from us for their services.

Option/ SAR Grants in Last Fiscal Year

      No option grants were made to officers in the last fiscal year ended December 31, 2003.

Aggregated Option/ SAR Exercises and Fiscal Year-End Option/ SAR Value Table

(e)
			(d)	Value of Unexercised
	(b)		Number of Securities	In-the-Money
	Shares	(c)	Underlying Unexercised	Options/SARs
(a)	Acquired on	Value	Options/SARs at FY-End	at FY-End($)
Name	Exercise($)	Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Anthony Thompson	-0-	-0-	0/45,000	0/$	43,989

Compensation Committee Interlocks and Insider Participation

      During 2003, the following directors served on our executive compensation committee: Messrs. Thompson, Wallace and Inlow. Mr. Thompson also served as Chief Executive Officer and President.

Board Compensation Committee Report on Executive Compensation

      The executive compensation committee may recommend awards of stock options to officers and other employees under our officer and employee stock option plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SHAREHOLDERS

      The following table shows, as of April 9, 2004, the number and percentage of shares of our common stock owned by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) the chief executive officer and each of our four most highly compensated executive officers if such officer’s salary and bonus for 2003 exceeded $100,000, (3) each director and (4) all directors and executive officers as a group.

Number of Shares of
	Common Stock	Percent of
Name	Beneficially Owned(1)	Class

Anthony W. Thompson, Chairman, Chief Executive Officer and President	29,122 (2)	*
Gary T. Wescombe, Director	-0-	*
Edward A. Johnson, Director	-0-	*
D. Fleet Wallace, Director	-0-	*
W. Brand Inlow, Director	-0-	*
All Named Executive Officers and Directors as a Group	29,122	*

*	Represents less than 1% of our outstanding common stock.

(1)	These amounts include shares issuable upon exercise of options granted to each individual under our independent director stock option plan or our officer and employee stock option plan, to the extent that such options are currently exercisable or will become exercisable within 60 days after the date of this prospectus.

(2)	Includes 6,135 shares owned by AWT Family LP, a limited partnership controlled by Mr. Thompson and 22,987 shares owned by our advisor, Triple Net Properties, LLC. Mr. Thompson is the President and approximately 35% owner of Triple Net Properties, LLC.

Item 13.	Certain Relationships and Related Transactions

      Triple Net Properties, LLC, our advisor, is primarily responsible for managing our day to day business affairs and assets and carrying out the directives of our board of directors. Our advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. Several of our company’s officers and directors serve in that same capacity for our advisor, and own approximately 40% of the equity interest in our advisor. Our advisor currently advises more than 70 entities that have invested in properties located in California, Colorado, Delaware, Florida, Hawaii, Illinois, Kansas, Nebraska, Nevada, North Dakota, Pennsylvania, South Dakota, Texas and Washington.

      Before the commencement of our initial public offering, our advisor purchased 22,100 shares of our common stock at a price of $9.05 per share for approximately $200,005 in cash. Our advisor intends to retain such shares while serving as the advisor to our company.

      Our advisor bears the expenses incurred in connection with supervising, monitoring and inspecting real property or other assets owned by our company (excluding proposed acquisitions) or otherwise relating to its duties under the advisory agreement. Such expenses include employing its personnel, rent, telephone, equipment and other administrative expenses. We reimburse our advisor for certain expenses incurred, including those related to proposed acquisitions and travel expenses. However, we will not reimburse our advisor for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2% of average invested assets or 25% of net income for such year. If our advisor receives an incentive distribution, net income (for purposes of calculating operating expenses) excludes any gain from the sale of assets. Any amount exceeding the greater of 2% of average invested assets or 25% of net income paid to our advisor during a fiscal quarter will be repaid to our company within 60 days after the end of the fiscal year. We bear our own expenses for functions not required to be performed by our advisor under the advisory agreement, which generally include capital raising and financing activities, corporate governance matters, and other activities not directly related to real estate properties and other assets. To date, no reimbursements have been made to our advisor pursuant to the provisions of the advisory agreement.

      Under the terms of our advisory agreement, our advisor has responsibility for our day to day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our property and renders other services deemed appropriate by our board of directors. Our advisor bears expenses incurred for the performance of its services and is entitled to reimbursement subject to certain limitations. Fees and costs reimbursed to our advisor cannot exceed the greater of 2% of average invested assets or 25% of net income for the previous four quarters. During the years ended December 31, 2003 and 2002, we paid our advisor $14,381,482 and $2,141,122, respectively, for advisory services.

      For the year ended December 31, 2003, approximately $6,067,000 has been earned by our advisor and affiliates of our advisor in connection with our acquisition of properties.

      For the year ended December 31, 2003, we paid approximately $11,515,000 of selling commissions, due diligence and certain fees paid to NNN Capital Corp., the dealer manager of the offering, which is wholly owned by Anthony W. Thompson, the chief executive officer of our company.

      We pay Realty a property management fee equal to 5% of the gross income from our properties; however, a portion of this fee may be re-allowed to a third-party property manager. These fees are paid monthly. For the year ended December 31, 2003, we have incurred approximately $457,000 in property management fees for our properties payable to Realty.

Item 14.	Principal Accountant Fees and Services

      Squar Milner Reehl & Williamson, LLP served as our independent auditors from our formation in 2001 until they were dismissed by us on August 22, 2002. Grant Thornton LLP served as our independent auditors from August 22, 2002 until they were dismissed by us on February 8, 2004. Effective February 8, 2004, our board of directors, based on the approval and recommendation of the audit committee, has selected Deloitte & Touche, LLP as our independent auditors. Deloitte & Touche, LLP will audit our financial statements for the year ended December 31, 2003.

      The following table lists the fees for services rendered by our independent auditors for 2003 and 2002:

Services	2003	2002

Audit Fees(1)	$288,815	$44,880
Audit-Related Fees(2)	6,250	—
Tax Fees(3)	55,840	—
All Other Fees(4)	—	—

Total	$350,905	$44,880

(1)	Audit fees billed in 2003 and 2002 consisted of audit of our annual financial statements, acquisition audits, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the Securities and Exchange Commission.

(2)	Audit-related fees billed in 2003 and 2002 consisted of financial accounting and reporting consultations.

(3)	Tax services billed in 2003 and 2002 consisted of tax compliance and tax planning and advice.

(4)	There were no fees billed for other services in 2003 or 2002.

      The audit committee has determined that the provision by Grant Thornton LLP of non-audit services for us in 2003 is compatible with Grant Thornton’s maintaining its independence.

      The audit committee has approved Deloitte & Touche, LLP and Grant Thornton LLP to perform the following non-audit services for us during 2004:

•	Consultations and consents related to SEC filings and registration statements

•	Consultation of accounting matters

•	Tax planning and tax compliance for the U.S. income and other taxes

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) List of documents filed:

(1)	The consolidated financial statements of the company included in this report are set forth in Item 8.

(2) Financial Statement Schedules:

The following financial statement schedule for the year ended December 31, 2003 is submitted herewith:

Page

Real Estate and Accumulated Depreciation (Schedule III)	51

All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits. The following exhibits are filed as part of this document:

EXHIBIT LIST

Exhibit
Number	Exhibit

1.1	Form of Dealer Manager Agreement between G REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
3.1	Third Amended and Restated Articles of Incorporation of the Registrant (included as Exhibit 3.6 to Amendment No. 3 to our Registration Statement on Form S-11 filed on July 7, 2002 (File No. 333-76498) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant (included as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
4.1	Form of our Common Stock Certificate (included as Exhibit 4.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

Exhibit
Number	Exhibit

10.3	Amended and Restated Stock Repurchase Plan (included as Exhibit D to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. And Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).
10.8	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10.9	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, P.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G REIT — Two Corporate Plaza (included as Exhibit 10.9 to the Current Report on Form 8-K filed on December 13, 2002 and incorporated herein by reference).
10.10	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).
10.11	Agreement of Sale and Purchase dated September 9, 2002 between 1200 N Street, Ltd. And Triple Net Properties, LLC, as assigned to GREIT — Atrium Building LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to G REIT — Park Sahara, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2003 and incorporated herein by reference).
10.13	Form of Escrow Agreement with PriVest Bank dated March , 2003 (included as Exhibit 10.13 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/ K/ A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.17	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).
10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teachers Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 24, 2003 and incorporated herein by reference).
10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions dated July 16, 2003 by and between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 31, 2003 and incorporated herein by reference).
10.21	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 22, 2003 by and between LBWTC Real Estate Partners, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on December 12, 2003 and incorporated herein by reference).
10.22	Purchase and Sale Agreement and Joint Escrow Instructions dated as of September 26, 2003 by and between Intrarock 1, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on January 9, 2004 and incorporated herein by reference).
10.23	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.24	First Amendment and Reinstatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.25	Purchase and Sale Agreement dated as of December , 2003 by and between Consortium Two — Public Ledger, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.26	Letter Agreement (First Amendment) to Purchase and Sale Agreement dated as of January 8, 2004 (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.27	Letter Agreement (Second Amendment) to Purchase and Sale Agreement dated as of January 12, 2004 (included as Exhibit 10.03 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.28	Third Amendment to Purchase and Sale Agreement dated as of February 4, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.04 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.29	Fourth Amendment to Purchase and Sale Agreement dated as of February 11, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.05 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.30	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.31	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.32	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.33	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.34	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
23.1	Consent of Deloitte & Touche, LLP
23.2	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

      The following reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

      Current Report on Form 8-K/ A, dated July 31, 2003 and filed with the Commission on October 14, 2003, reporting under Items 2 and 7, the requisite financial information concerning the acquisitions of Bay View Plaza in Alameda, California and North Pointe Corporate Center in Sacramento, California.

      Current Report on Form 8-K, dated October 10, 2003 and filed with the Commission on October 24, 2003, reporting under Item 2, the requisite information concerning the acquisition of 824 Market Street in Wilmington, Delaware.

      Current Report on Form 8-K, dated October 28, 2003 and filed with the Commission on October 31, 2003, reporting under Item 2, the requisite information concerning the acquisition of Sutter Square Galleria in Sacramento, California.

      Current Report on Form 8-K, dated December 5, 2003 and filed with the Commission on December 12, 2003, reporting under Item 2, the requisite information concerning the acquisition of One World Trade Center in Long Beach, California.

      Current Report on Form 8-K/ A, dated October 10, 2003 and filed with the Commission on December 23, 2003, reporting under Items 2 and 7, the requisite financial information concerning the acquisitions of 824 Market Street in Wilmington, Delaware, Sutter Square Galleria in Sacramento, California and One World Trade Center in Long Beach, California.

      (c) See exhibit index included above.

      (d) None

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 14, 2004 by the undersigned, thereunto duly authorized.

G REIT, INC.

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer, President and
Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ANTHONY W. THOMPSON Anthony W. Thompson	Chief Executive Officer, President and Director	April 14, 2004

/s/ DIANA M. LAING Diana M. Laing	Chief Financial and Accounting Officer	April 14, 2004

/s/ GARY T. WESCOMBE Gary T. Wescombe	Director	April 14, 2004

/s/ EDWARD A. JOHNSON Edward A. Johnson	Director	April 14, 2004

/s/ D. FLEET WALLACE D. Fleet Wallace	Director	April 14, 2004

/s/ W. BRAND INLOW W. Brand Inlow	Director	April 14, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit

1.1	Form of Dealer Manager Agreement between G REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
3.1	Third Amended and Restated Articles of Incorporation of the Registrant (included as Exhibit 3.6 to Amendment No. 3 to our Registration Statement on Form S-11 filed on July 7, 2002 (File No. 333-76498) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant (included as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
4.1	Form of our Common Stock Certificate (included as Exhibit 4.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.3	Amended and Restated Stock Repurchase Plan (included as Exhibit D to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. And Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).
10.8	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10.9	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, P.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G REIT — Two Corporate Plaza (included as Exhibit 10.9 to the Current Report on Form 8-K filed on December 13, 2002 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.10	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).
10.11	Agreement of Sale and Purchase dated September 9, 2002 between 1200 N Street, Ltd. And Triple Net Properties, LLC, as assigned to GREIT — Atrium Building LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to G REIT — Park Sahara, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2003 and incorporated herein by reference).
10.13	Form of Escrow Agreement with PriVest Bank dated March , 2003 (included as Exhibit 10.13 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/ K/ A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).
10.17	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).
10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teachers Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 24, 2003 and incorporated herein by reference).
10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions dated July 16, 2003 by and between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 31, 2003 and incorporated herein by reference).
10.21	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 22, 2003 by and between LBWTC Real Estate Partners, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on December 12, 2003 and incorporated herein by reference).
10.22	Purchase and Sale Agreement and Joint Escrow Instructions dated as of September 26, 2003 by and between Intrarock 1, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on January 9, 2004 and incorporated herein by reference).
10.23	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.24	First Amendment and Reinstatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.25	Purchase and Sale Agreement dated as of December , 2003 by and between Consortium Two — Public Ledger, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.26	Letter Agreement (First Amendment) to Purchase and Sale Agreement dated as of January 8, 2004 (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.27	Letter Agreement (Second Amendment) to Purchase and Sale Agreement dated as of January 12, 2004 (included as Exhibit 10.03 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.28	Third Amendment to Purchase and Sale Agreement dated as of February 4, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.04 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.29	Fourth Amendment to Purchase and Sale Agreement dated as of February 11, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.05 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.30	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.31	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.32	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.33	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.34	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
23.1	Consent of Deloitte & Touche, LLP
23.2	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.