Form 10-K/A
period 2003-12-31
G REIT INC
filed 2004-04-22
CIK 1164246

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

Title of Class:

Common Stock

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

          As of June 30, 2003, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $72,201,990 (based on the price for which each share was sold).

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☐          No ☑

          As of April 9, 2004, there were approximately 27,796,747 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.

(A Virginia Corporation)

Explanatory Note

      We are filing Amendment No. 1 to our Form 10-K in order to correct several typographical and other non-substantive errors.

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

2003 Year Highlights

•	The gross offering proceeds from our initial offering at December 31, 2003 were approximately $175,000,000 as compared to approximately $21,500,000 at December 31, 2002.

•	We increased our property portfolio from two consolidated office properties totaling approximately 235,000 sq. ft. at December 31, 2002 to 11 consolidated office properties totaling approximately 2,100,000 square feet and investments in two unconsolidated office properties totaling approximately 648,000 square feet at December 31, 2003.

•	As of December 31, 2003, the total purchase price of our acquisitions of consolidated properties was approximately $300,000,000, total debt was approximately $179,000,000 and acquisition loan-to-value was approximately 60%. In comparison, as of December 31, 2002, the total purchase price of our acquisitions of consolidated properties was approximately $24,000,000, total debt was approximately $17,000,000 and acquisition loan-to-value was approximately 71%.

•	We diversified our portfolio and at December 31, 2003 owned properties in Southern and Northern California, Texas, Illinois, Florida, Delaware, Nevada, Nebraska and Washington.

•	The percentage of government tenants in our properties at year end was approximately 39%. Our government tenants, among others, include the General Services Administration, Internal Revenue Service, Federal Bureau of Investigation, Federal Aviation Agency, U.S. Bankruptcy Court, U.S. Customs Trade Office, U.S. Department of Treasury, Department of Defense, Florida, Nebraska, Nevada and Texas state agencies, and government contractors Lockheed Martin and Boeing.

•	We currently pay monthly distributions to our shareholders at an annual rate of 7.50% (based on a $10.00 per share purchase price). We have increased our distribution rate twice since we began paying distributions in September 2002: from 7.00% to 7.25% effective January 2003 and from 7.25% to 7.50% effective June 2003.

•	We obtained a new credit facility through LaSalle Bank National Association in the amount of $25,000,000 in January 2003. The amount we may borrow under the credit line was increased to $115,000,000 at December 31, 2003.

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

      We typically acquire properties with cash and mortgage or other debt but may acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for such property in cash or in units of limited partnership interest in our operating partnership. With properties purchased on an all-cash basis, we may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. The proceeds from such loans will primarily be used to acquire additional properties in support of our investment objectives. Although not required by our Articles of Incorporation or Bylaws, management does not intend to incur indebtedness in excess of 60% of the aggregate fair market value of all our properties and a maximum of 80% of the fair market value of any one property, as determined at the end of each calendar year.

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

Equity Compensation Plan Information

      Our equity compensation plan information as of December 31, 2003 is as follows:

		Weighted Average
	Number of Securities to be Issued	Exercise Price of	Number of Securities
	Upon Exercise of Outstanding	Outstanding Options,	Remaining Available
Plan Category	Options, Warrants and Rights	Warrants and Rights	for Future Issuance

Equity compensation plans approved by security holders(1)	130,000	$9.05	370,000
Equity compensation plans not approved by security holders	—		—

Total	130,000		370,000

(1)	Each of the independent director and officer/employee stock option plans was approved at our annual shareholders’ meeting held on June 28, 2003.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

G REIT, INC.

(a Virginia corporation)

	December 31,	December 31,
Selected Financial Data(1)	2003	2002

BALANCE SHEET DATA:
Total assets	$345,861,244	$36,461,309
Mortgage loans payable	97,287,026	16,860,000
Line of credit	81,533,603	—
Shareholders’ equity	150,521,841	18,350,358

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

OPERATING DATA:
Rental income	$12,427,027	$732,685
Rental expenses	4,749,996	204,561
General and administrative expense	1,519,921	169,532
Interest expense	2,647,937	248,609
Net income	77,937	25,650
Net income per common share, basic and diluted(2)	0.01	0.06
Distributions declared	6,210,925	279,462
Distributions per common share(2)	.75	.69
Cash flows provided by (used in) operating activities	574,550	(608,907)
Cash flows used in investing activities	(284,577,098)	(26,101,496)
Cash flows provided by financing activities	291,157,077	35,089,194
Weighted average number of shares outstanding(2):
Basic and diluted	8,242,697	405,481
OTHER DATA:
Funds from operations(2)(3)	4,083,351	127,799

(1)	The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

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

(3)	One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations. Cash generated from operations is not equivalent to our net operating income or loss as determined under accounting principles generally accepted in the United States, or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as “Funds from Operations” or “FFO,” which it believes more accurately reflects the operating performance of a REIT such as our company.

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

Public Offering of Equity Securities/ Use of Proceeds

      Pursuant to a registration statement on Form S-11/A under the Securities Act of 1933, as amended, we offered for sale to the public on a “best efforts” basis a minimum of 100,000 and a maximum of 20,000,000 shares of our common stock at a price of $10 per share and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan under which our shareholders may elect to have dividends reinvested in additional shares. The registration statement was declared effective by the SEC on July 22, 2002. As discussed in the registration statement, we plan to principally use the net offering proceeds from the sale of shares to acquire ownership interests in real estate properties with a government-tenant orientation. We intend to finance property acquisitions with a combination of net offering proceeds and debt secured by the acquired properties.

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

      In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.

      We have not recorded any impairment losses at December 31, 2003 and 2002.

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

      As a result of the above items, net income for the year ended December 31, 2003 was $77,937 compared with $25,650 for the year ended December 31, 2002.

Liquidity and Capital Resources

Cash Flows

      Cash flows provided by operating activities increased by approximately $1,200,000 during the year ended December 31, 2003 as compared to the year ended December 31, 2002, as a result of the acquisition of nine consolidated properties in 2003 and the full year’s operation of the two consolidated properties acquired in 2002.

      Cash flows used in investing activities were approximately $285,000,000 in 2003, primarily for the acquisition of nine consolidated properties and interests in two unconsolidated properties during 2003.

      Cash flows provided by financing activities were approximately $291,000,000 in 2003. The proceeds from issuance of approximately 15,404,000 shares of common stock resulted in net proceeds of approximately $138,000,000, and net borrowings under our line of credit and notes payable were approximately $162,000,000. Distributions paid in 2003 were approximately $5,300,000.

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

/s/ GRANT THORNTON LLP

Irvine, California

March 18, 2003

G REIT, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

ASSETS
Real estate investments:
Operating properties, net	$298,606,101	$23,728,362
Investments in unconsolidated real estate	14,156,658	—

	312,762,759	23,728,362
Cash and cash equivalents	15,533,420	8,378,891
Accounts receivable, net	2,081,603	98,149
Accounts receivable from related parties	—	4,063
Real estate deposits	2,600,703	2,270,985
Deferred financing costs	3,947,040	386,429
Other assets, net	8,935,719	1,594,430

Total assets	$345,861,244	$36,461,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$4,157,758	$770,770
Mortgage loans payable	97,287,026	16,860,000
Line of credit	81,533,603	—
Security deposits and prepaid rent	3,089,599	370,539
Identified intangible liabilities net of accumulated amortization of $472,264 at December 31, 2003	7,971,764	—
Distributions payable	1,036,031	109,642

	195,075,781	18,110,951
Commitments and contingencies	—	—
Minority interest of tenant-in-common	263,622	—
Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 17,562,457 and 2,158,417 shares issued and outstanding at December 31, 2003 and 2002, respectively	175,624	21,584
Additional paid-in capital	156,733,019	18,582,586
Distributions in excess of earnings	(6,386,802)	(253,812)

Total shareholders’ equity	150,521,841	18,350,358

Total liabilities and shareholders’ equity	$345,861,244	$36,461,309

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
Other income
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

2.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, and the wholly owned subsidiaries of the Operating Partnership and variable interest entities that the Company has concluded should be consolidated; all material inter-company transactions and account balances have been eliminated in consolidation. All references to the Company include the Operating Partnership and its subsidiaries.

Cash and Cash Equivalents

      Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Operating Properties

      Operating properties are carried at cost less accumulated depreciation. Cost includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Use of Estimates

      The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the revenues and expenses for the year. Actual results could differ from those estimates.

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

      Beginning September 1, 2002, the Company began monthly distributions to shareholders of record as of the end of the preceding month at an annual rate of 7.00% to the extent of lawfully available funds. The distribution rate increased to 7.25% effective January 1, 2003 and to 7.50% effective June 1, 2003. Distribution rates are based on a $10.00 per share purchase price. For the year ended December 31, 2003 and 2002, the Company declared distributions of $6,210,927 and $279,462, respectively.

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

      The option price for stock options granted pursuant to the Plans is the fair market value of the common stock as of the date of the grant as determined by the Board of Directors. Stock options will expire ten years from the grant date and will be exercisable in whole or in part upon the second anniversary of the grant date; provided, however, that if the exercise of any stock option would cause the aggregate of all Company stock owned by the Advisor, the Dealer Manager of the Offering (NNN Capital Corp., an affiliate of the Company and the Advisor), their affiliates, and the Company’s officers and directors to exceed 10.0% of the total outstanding shares of the Company’s common stock, such exercise would be delayed until the first date on which the exercise would not cause such limit to be exceeded. The Company has authorized and reserved a total of 100,000 shares and 400,000 shares for issuance under the Director Plan and the Officer/ Employee Plan, respectively. Options grants are subject to shareholder approval of the Plans. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003.

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

      The Company has operating leases with tenants that expire at various dates through 2014 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2003, are summarized as follows:

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

      (c) See exhibit index included above.

      (d) None

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 22, 2004 by the undersigned, thereunto duly authorized.

G REIT, INC.

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer, President and
Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ANTHONY W. THOMPSON Anthony W. Thompson	Chief Executive Officer, President and Director	April 22, 2004

/s/ DIANA M. LAING Diana M. Laing	Chief Financial and Accounting Officer	April 22, 2004

/s/ GARY T. WESCOMBE Gary T. Wescombe	Director	April 22, 2004

/s/ EDWARD A. JOHNSON Edward A. Johnson	Director	April 22, 2004

/s/ D. FLEET WALLACE D. Fleet Wallace	Director	April 22, 2004

/s/ W. BRAND INLOW W. Brand Inlow	Director	April 22, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit

1.1	Form of Dealer Manager Agreement between G REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
3.1	Third Amended and Restated Articles of Incorporation of the Registrant (included as Exhibit 3.6 to Amendment No. 3 to our Registration Statement on Form S-11 filed on July 7, 2002 (File No. 333-76498) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant (included as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
4.1	Form of our Common Stock Certificate (included as Exhibit 4.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.3	Amended and Restated Stock Repurchase Plan (included as Exhibit D to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. And Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).
10.8	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10.9	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, P.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G REIT — Two Corporate Plaza (included as Exhibit 10.9 to the Current Report on Form 8-K filed on December 13, 2002 and incorporated herein by reference).
10.10	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.11	Agreement of Sale and Purchase dated September 9, 2002 between 1200 N Street, Ltd. And Triple Net Properties, LLC, as assigned to GREIT — Atrium Building LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to G REIT — Park Sahara, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2003 and incorporated herein by reference).
10.13	Form of Escrow Agreement with PriVest Bank dated March , 2003 (included as Exhibit 10.13 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/ K/ A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).
10.17	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).
10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teachers Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 24, 2003 and incorporated herein by reference).
10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions dated July 16, 2003 by and between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 31, 2003 and incorporated herein by reference).
10.21	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 22, 2003 by and between LBWTC Real Estate Partners, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on December 12, 2003 and incorporated herein by reference).
10.22	Purchase and Sale Agreement and Joint Escrow Instructions dated as of September 26, 2003 by and between Intrarock 1, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on January 9, 2004 and incorporated herein by reference).
10.23	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.24	First Amendment and Reinstatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.25	Purchase and Sale Agreement dated as of December , 2003 by and between Consortium Two — Public Ledger, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.26	Letter Agreement (First Amendment) to Purchase and Sale Agreement dated as of January 8, 2004 (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.27	Letter Agreement (Second Amendment) to Purchase and Sale Agreement dated as of January 12, 2004 (included as Exhibit 10.03 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.28	Third Amendment to Purchase and Sale Agreement dated as of February 4, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.04 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.29	Fourth Amendment to Purchase and Sale Agreement dated as of February 11, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.05 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.30	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.31	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.32	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.33	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.34	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
23.1	Consent of Deloitte & Touche, LLP
23.2	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.