Form 10-Q
period 2004-03-31
G REIT INC
filed 2004-05-17
CIK 1164246

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

N/A

(Former name)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      As of May 12, 2004, there were 43,700,382 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

FORWARD-LOOKING STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

      The accompanying March 31, 2004 and 2003 interim financial statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these interim financial statements present fairly the financial condition, results of operations and cash flows of the Company, but should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003 included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

G REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$398,120,000	$298,606,000
Investments in unconsolidated real estate	13,990,000	14,157,000

	412,110,000	312,763,000
Cash and cash equivalents	30,687,000	15,533,000
Accounts receivable, net	1,750,000	2,082,000
Real estate deposits	3,300,000	2,600,000
Deferred financing costs	3,984,000	3,947,000
Other assets, net	27,639,000	8,936,000

Total assets	$479,470,000	$345,861,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$8,978,000	$4,157,000
Mortgage loans payable	111,435,000	97,287,000
Line of credit	101,463,000	81,534,000
Security deposits and prepaid rent	2,401,000	3,090,000
Identified intangible liabilities, net of accumulated amortization of $657,000 and $472,000 at March 31, 2004 and December 31, 2003	15,614,000	7,972,000
Distributions payable	1,546,000	1,036,000

	241,437,000	195,076,000
Commitments and contingencies

Minority interest of tenant-in-common	94,000	263,000
Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 27,797,000 and 17,562,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	278,000	176,000
Additional paid-in capital	248,027,000	156,733,000
Distributions in excess of earnings	(10,366,000)	(6,387,000)

Total shareholders’ equity	237,939,000	150,522,000

Total liabilities and shareholders’ equity	$479,470,000	$345,861,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2004	2003	2003

		As Restated	As Reported

	(Unaudited)
Revenues
Rental income	$12,509,000	$1,534,000	$1,475,000

	12,509,000	1,534,000	1,475,000

Expenses
Rental expenses	5,150,000	543,000	543,000
General and administrative	446,000	135,000	135,000
Depreciation	3,893,000	356,000	150,000
Amortization	1,048,000	166,000	308,000
Interest	1,967,000	308,000	117,000

	12,504,000	1,508,000	1,253,000

Net income before other income and minority interest	5,000	26,000	222,000
Other income:
Interest income	26,000	12,000	12,000
Equity in earnings of unconsolidated real estate	4,000	(47,000)	67,000

Net income (loss) before minority interest	35,000	(9,000)	301,000
Minority interest	2,000	—	—

Net income (loss)	$33,000	$(9,000)	$301,000

Earnings per share — basic and diluted	$—	$—	$0.11
Weighted average number of common shares outstanding
Basic and diluted	21,336,000	3,042,000	2,705,000
Distributions declared per share
Basic and diluted	$0.19	$0.18	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004
(Unaudited)

		Common	Additional	Distributions
	Number of	Stock	Paid-In	in Excess of
	Shares	Par Value	Capital	Earnings	Total

BALANCE — December 31, 2003	17,562,000	$176,000	$156,733,000	$(6,387,000)	$150,522,000
Issuance of common stock	10,235,000	102,000	91,294,000	—	91,396,000
Distributions	—	—	—	(4,012,000)	(4,012,000)
Net income	—	—	—	33,000	33,000

BALANCE — March 31, 2004	27,797,000	$278,000	$248,027,000	$(10,366,000)	$237,939,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33,000	$(9,000)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	3,893,000	356,000
Amortization of deferred financing fees	357,000	117,000
Amortization of identified intangibles	691,000	48,000
Equity in income from investment in unconsolidated real estate	(4,000)	47,000
Minority interest in earnings	2,000	—
Change in operating assets and liabilities:
Accounts receivable	333,000	66,000
Accounts receivable from related parties	—	(4,000)
Other assets, net	(18,703,000)	350,000
Accounts payable and accrued liabilities	4,818,000	(92,000)
Security deposits and prepaid rent	(688,000)	(49,000)

Net cash (used in) provided by operating activities	(9,268,000)	830,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(103,283,000)	(4,304,000)
Increase in identified intangible liability, net	6,951,000	—
Purchase of interest in unconsolidated real estate	—	(14,767,000)
Distributions from investment in unconsolidated real estate	170,000	—
Capital expenditures	(124,000)	(84,000)
Real estate deposits	(699,000)	2,271,000

Net cash used in investing activities	(96,985,000)	(16,884,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	91,397,000	17,897,000
Borrowings under line of credit	19,929,000	2,200,000
Principal repayments on notes payable	(199,000)	(6,701,000)
Borrowings under notes payable	14,348,000	—
Payment of deferred financing costs	(394,000)	(205,000)
Minority interest distributions	(172,000)	—
Distributions	(3,502,000)	(433,000)

Net cash provided by financing activities	121,407,000	12,758,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,154,000	(3,296,000)
CASH AND CASH EQUIVALENTS — beginning of period	15,533,000	8,379,000

CASH AND CASH EQUIVALENTS — end of period	$30,687,000	$5,083,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,611,000	$109,000

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of common stock for dividends reinvested	$1,588,000	$240,000

Change in fair value of interest rate swap	$(316,000)	$—

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

1.	Organization

      G REIT, Inc. (the “Company”), was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. The Company has qualified and elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was incorporated to acquire ownership interests in, manage, lease, develop and dispose of office, industrial and service real estate properties, a number of which will have a government-tenant orientation. As of March 31, 2004, the Company owned interests in 16 real estate properties, including 14 consolidated properties and two unconsolidated tenant-in-common interest properties.

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Company and the Advisor entered into an advisory agreement (the “Advisory Agreement”) which has a one year term, and is subject to successive renewals. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor. (See Note 8).

      As of March 31, 2004, the Company owned interests in 16 properties aggregating a total gross leasable area (“GLA”) of approximately 3.8 million square feet. Tenants with a government orientation occupied approximately 37% of the total GLA of these properties. At March 31, 2004, approximately 84% of the total GLA of these properties was leased.

      The Company owns all of its interests in properties through its majority-owned subsidiary, G REIT, L.P., a Virginia limited partnership (the “Operating Partnership”), and conducts substantially all of its operations through the Operating Partnership. As of March 31, 2004, the Company was the sole general partner of the Operating Partnership and owned 100% of the equity interests therein, except for 100 incentive non-voting ownership units issued to the Company’s Advisor. The incentive units entitle the Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to the Company’s shareholders. In addition, the Advisor is entitled to incentive distributions from net proceeds from the sale of properties after the Company’s shareholders have received their invested capital, as defined, plus an 8% return on such invested capital.

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

      Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows predicted to be generated by that asset. The Company had not recorded any impairment losses for the three months ended March 31, 2004 and 2003.

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

      The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the Company’s determination of the relative fair values of these assets. Factors considered in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and insurance and other operating expenses during the expected lease-up periods based on current market demand. Estimated costs to execute similar leases including leasing commissions, concessions, legal and other related costs are also considered.

      In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) the Company’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values are amortized into rental income over the remaining non-cancelable terms of the respective leases.

Real Estate Deposits

      Real estate deposits are paid on properties the Company is evaluating for purchase. Real estate deposits are capitalized when paid and may become nonrefundable under certain circumstances. When properties are acquired, the purchase price is reduced by the amounts of deposits paid by the Company. At March 31, 2004, all deposits will be applied to the acquisition of properties in subsequent periods.

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

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Uncollectible Billed and Unbilled Receivables

      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. Management has established an allowance for uncollectible accounts of $150,000 at March 31, 2004 and December 31, 2003, to reduce receivables to its estimate of the amount recoverable.

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

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At March 31, 2004, the Company had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. The Company performs credit evaluations of prospective tenants, and security deposits are obtained.

      As of March 31, 2004, the Company had interests in five properties located in the state of California, four properties located in the state of Texas and one property each in the states of Delaware, Florida, Illinois, Nebraska, Nevada, Pennsylvania and Washington. Accordingly, there is a geographic concentration of risk to fluctuations in the economy of these states, in particular California and Texas.

      No single tenant accounted for a 10% or greater portion of the Company’s aggregate annual rental income. However, agencies of the General Services Administration have eight leases at five of our consolidated properties which accounted for approximately 18% of our aggregate annual rental income.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

      The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income for the year, as defined by the Internal Revenue Code (the “Code”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Although the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT distribution and technical requirements for the three months ended March 31, 2004 and the year ended December 31, 2003 and was not subject to any federal income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

Per Share Data

      The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings per share attributable for all periods presented is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of common shares and all potentially dilutive securities. The Company’s potentially dilutive securities were options and as of March 31, 2004 and December 31, 2003 there were 445,000 and 105,000 options which did not have a dilutive effect on earnings per share.

Use of Estimates

      The preparation of the Company’s financial statements in conformity with accounting principles GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the revenues and expenses for the year. Actual results could differ from those estimates.

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

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2004	2003

Actual net income (loss)	$33,000	$(9,000)
Pro forma compensation expense	56,000	12,000

Pro forma net income (loss)	$(23,000)	$(21,000)

Actual net income per share — basic and diluted	$—	$—

Pro forma net income (loss) per share — basic and diluted	$—	$(0.01)

      This pro forma amount was determined by estimating the fair value of each option beginning June 28, 2003, when shareholder approval of the option plans was obtained, at $1.01 per option, using the Black-Scholes option-pricing model, assuming a 7.5% dividend yield, a 3.83% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.3 years, and a volatility rate of 0% were applied.

Segment

      The Company internally evaluates all properties as one industry segment and accordingly does not report segment information.

Reclassifications

      Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation.

3.	Real Estate Investments

Consolidated Properties:

      The Company’s investment in consolidated properties at March 31, 2004 and December 31, 2003 is as follows:

	March 31,	December 31,
	2004	2003

Buildings and tenant improvements	$326,266,000	$257,836,000
Land	79,183,000	44,223,000

	405,449,000	302,059,000
Less: accumulated depreciation	(7,329,000)	(3,453,000)

	$398,120,000	$298,606,000

Acquisitions

AmberOaks Corporate Center — Austin, Texas

      On January 20, 2004, through its wholly-owned subsidiary, GREIT — AmberOaks GP, LLC, the Company purchased AmberOaks Corporate Center in Austin, Texas from an unaffiliated third party for a purchase price of $35,525,000. AmberOaks is a five-building Class A office portfolio with 281,885 square feet that is part of an eight-building complex. An affiliate of the Company’s Advisor purchased the remaining three buildings. The property is 74% leased, with 64% of the property leased to URS Corporation (aka Radian International). The Company financed the purchase price with $14,700,000 in borrowings under a secured mortgage with LaSalle Bank National Association (“LaSalle”). The

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company is required to make interest only payments until the due date of January 20, 2007 at its option of (1) LaSalle’s prime rate plus 0.50% or (2) up to 3 months LIBOR rate plus 3.00%. The rate will be subject to a floor of 4.25%. The interest rate at March 31, 2004 was 4.25% The Company paid an acquisition fee to Triple Net Properties Realty, Inc. (“Realty”), an affiliate of the Advisor, of $909,000, or 2.6% of the purchase price.

Public Ledger Building — Philadelphia, Pennsylvania

      On February 13, 2004, through its wholly owned subsidiary, GREIT — Public Ledger, LLC, the Company purchased the Public Ledger Building in Philadelphia, Pennsylvania from an unaffiliated third party for a purchase price of $33,950,000. The Public Ledger Building is a 471,217 square foot 12-story multi-tenant Class B+ office building located in Philadelphia’s East Market Street submarket. The property is 85% leased to multiple tenants. At the date of acquisition, the General Services Administration occupied 27.5% of the property. The Company financed the purchase price with $19,929,000 in borrowings under its credit facility arranged through LaSalle. The Company is required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced. The Company paid an acquisition fee to Realty of $965,000, or 2.8% of the purchase price.

Madrona Buildings — Torrance, California

      On March 31, 2004, through its wholly owned subsidiary, GREIT — Madrona, LP, the Company purchased the Madrona Buildings in Torrance, California from an unaffiliated third party for a purchase price of $45,900,000 in cash. The Company received a credit of $2,500,000 from the seller at closing to cover the free rental periods that two tenants have under their respective leases. The property is a four-building Class A office portfolio totaling 211,407 square feet located in Torrance, California, a suburb of Los Angeles. The Madrona Buildings are 84.7% leased, with 41.2% leased by American Honda Motor Company, 25.3% by NavCom Technology, Inc. and 18.2% by Kaiser Permanente. The Company paid an acquisition fee to Realty of $1,350,000, or 3.1% of the purchase price net of the credit.

Investments in Unconsolidated Real Estate

      Investments in unconsolidated real estate consist of the Company’s investments in undivided tenant-in-common interests. The Company had the following investments in unconsolidated real estate at March 31, 2004:

	Ownership	Company
	%	Investment

Congress Center, Chicago, IL	30.00%	$13,780,000
Park Sahara, Las Vegas, NV	4.75	210,000

		$13,990,000

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Combined historical financial information of investments in unconsolidated real estate as of March 31, 2004 is as follows:

March 31,
2004

Assets (primarily real estate)	$154,343,000

Mortgages notes payable	$105,231,000
Other liabilities	2,347,000
Equity	46,765,000

Total liabilities and equity	$154,343,000

Company’s share of equity	$13,990,000

Revenues	$4,809,000
Expenses	4,859,000

Net income (loss)	$(50,000)

Company’s equity in earnings	$4,000

4.	Other Assets

      Other assets as of March 31, 2004 and the year ended December 31, 2003 consisted of the following:

	March 31,	December 31,
	2004	2003

Identified intangible assets, net of accumulated amortization of $1,552,000 and $609,000, respectively	$22,205,000	$6,086,000
Property impounds & reserves	1,933,000	2,111,000
Deferred rent receivable	646,000	264,000
Lease commissions, net of accumulated amortization of $17,000 at March 31, 2004 and $11,000 at December 31, 2003	196,000	111,000
Prepaid expenses and deposits	930,000	364,000
Other assets	1,729,000	—

Total other assets, net	$27,639,000	$8,936,000

5.	Mortgage Loans Payable

      In connection with the acquisition of AmberOaks, an office portfolio located in Austin, Texas, in January 2004, the Company borrowed $14,250,000 from an unaffiliated lender under a first mortgage loan. The Company is required to make interest only payments until the due date of January 20, 2007, at the Company’s option of (1) LaSalle’s prime rate plus 0.50% or (2) up to 3 months LIBOR plus 3.00%. The rate will be subject to a floor of 4.25%. The interest rate at March 31, 2004 was 4.25%.

6.	Line of Credit

      In January 2003, the Company obtained a credit facility with a maximum borrowing amount of $25,000,000 through LaSalle which matures on January 30, 2006. Advances under this credit facility (1) are made for the purchase of properties by the Company and collateralized by the related property; (2) bear interest at the choice of the Company at the Prime Rate or the LIBOR plus a margin of 2.50% per annum, declining to 2.25% when the Company meets certain conditions, which include attaining

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$50,000,000 in net worth, no default on advances, and full compliance with other covenants under the credit facility; (3) are subject to a floor rate of 4.15% per annum; and (4) require interest only payments on a monthly basis. In connection with this credit facility, the Company granted LaSalle a right of first refusal to finance the purchase of properties by the Company.

      Properties financed by borrowings under the LaSalle line of credit are required to meet certain minimum loan to value, debt service coverage and other requirements on a combined basis. As of March 31, 2004, the Company was in compliance with all such requirements.

      On December 19, 2003, the Company and LaSalle amended the credit agreement to increase the Company’s line of credit to $135,000,000. At March 31, 2004, borrowings under the line totaled $101,463,000 and bore an interest at the rate of 4.15%.

7.	Shareholders’ Equity

Common Stock

      As of March 31, 2004, the Company had issued 27,797,000 shares of its common stock for aggregate gross proceeds before offering costs and selling commissions totaling $276,992,000 pursuant to its initial public and second offerings. Of these amounts, 22,000 shares or $200,000 of the Company’s common stock were sold to the Advisor in accordance with the requirements of the North American Securities Administrators Association.

      Beginning September 1, 2002, the Company began monthly distributions to shareholders of record as of the end of the preceding month at an annual rate of 7.00% to the extent of lawfully available funds. The distribution rate increased to 7.25% effective January 1, 2003 and to 7.50% effective June 1, 2003. Distribution rates are based on a $10.00 per share purchase price. For the three months ended March 31, 2004 and the year ended December 31, 2003, the Company declared distributions of $4,012,000 and $6,211,000, respectively.

      The Advisor will absorb all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) which together exceed 15% of the gross offering proceeds. Effective October 17, 2002, the Board of Directors of the Company lowered the limitation on offering and organizational expenses to be borne by the Company from 15% to 14% of the total proceeds raised in the offerings. As of March 31, 2004, organizational and offering costs did not exceed these limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the offerings. Any excess amounts at the completion of the offerings will be reimbursed by the Advisor.

Dividend Reinvestment Program (“DRIP”)

      In July 2002, the Company adopted a dividend reinvestment plan (the “DRIP”) that allows Company shareholders to purchase common stock through reinvestment of dividends, subject to certain conditions. The Company registered and reserved 1,000,000 and 1,500,000 shares for distribution pursuant to the DRIP in its initial and second offerings, respectively.

      As of March 31, 2004 and December 31, 2003, the Company had issued 418,000 and 252,000 shares, respectively, under the terms of the DRIP.

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

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In July 2002, the Company adopted stock option plans (the “Plans”) for (1) independent and outside directors and (2) its officers and employees. Shares of common stock issued upon the exercise of such options will have certain transferability restrictions. The unregistered public sale of restricted stock, which is governed by Rule 144 of the Securities Act of 1933, as amended, is prohibited during the first year of ownership and limited as set forth in such rule during the second year of ownership.

      The option price for stock options granted pursuant to the Plans is the fair market value of the common stock as of the date of the grant as determined by the Board of Directors. Stock options will expire ten years from the grant date and will be exercisable in whole or in part upon the second anniversary of the grant date; provided, however, that if the exercise of any stock option would cause the aggregate of all Company stock owned by the Advisor, affiliates of the Advisor and the Company’s officers and directors to exceed 10.0% of the total outstanding shares of the Company’s common stock, such exercise would be delayed until the first date on which the exercise would not cause such limit to be exceeded. The Company has authorized and reserved a total of 100,000 shares and 400,000 shares for issuance under the Director Plan and the Officer/ Employee Plan, respectively. Options grants are subject to shareholder approval of the Plans. Each of the Plans was approved by shareholders at the Annual Meeting of Shareholders held June 28, 2003.

	Number	Range of	Weighted Average
Options Outstanding at	of Shares	Exercise Prices	Exercise Price

December 31, 2003	130,000	$9.05	$9.05
Granted	340,000	9.00	9.00

March 31, 2004	470,000	$9.01 — $9.05	$9.01

      A summary of outstanding options exercisable under the Plans is presented in the schedule below.

Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price — Options	Exercisable	Price — Options

$9.00 — $9.05	470,000	9.29	$9.00 — $9.05	—	$9.00 — $9.05

      The fair value of the options outstanding are calculated using the Black-Scholes option-pricing model. Assumptions used in the calculation included a 7.5% dividend yield, a 3.83% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.3 years, and a 0% volatility rate. The fair value at March 31, 2004 was $1.01.

      The weighted average remaining contractual life of all options outstanding at March 31, 2004 was approximately nine years.

8.	Related Party Transactions

Advisory Agreement

Advisory Fees

      The Advisory Agreement between the Company and the Advisor, as amended, was renewed by the Board of Directors for an additional one-year term effective July 22, 2003. Under the terms of the Advisory Agreement, the Advisor has responsibility for the day-to-day operations of the Company,

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

administers the Company’s accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by the Company’s Board of Directors, manages the Company’s property, and renders other services deemed appropriate by the Company’s Board of Directors. The Advisor bears expenses incurred for the performance of its services and is entitled to reimbursement subject to certain limitations. Fees and costs reimbursed to the Advisor cannot exceed the greater of 2% of average invested assets, as defined, or 25% of net income for the previous four quarters as defined. As of March 31, 2004 and December 31, 2003, the Company had not exceeded the limitations.

Real Estate Commissions

      The Company paid Realty $3,224,000 for real estate sales commissions in connection with the Company’s real estate acquisitions during the three months ended March 31, 2004.

Property Management Fees

      The Company pays Realty a property management fee equal to 5% of the gross income from the properties. For the three months ended March 31, 2004 and the year ended December 31, 2003, the Company paid management fees to Realty of $531,000 and $458,000, respectively.

Incentive Distributions

      The Advisor owns non-voting incentive performance units in G REIT, L.P., the Company’s Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s shareholders have received an 8% annual return on their invested capital. No incentive distributions were made to the Advisor for the three months ended March 31, 2004 and year ended December 31, 2003.

Offering Expenses

      The Advisor and affiliated entities incur offering costs, commissions and certain expenses on the Company’s behalf during its offerings.

Organization and Offering Expenses

      The Advisor bears substantially all of the Company’s organization and offering costs during its offerings. The Advisor was reimbursed for up to 2.5% and 2.0% of the aggregate gross offering proceeds from the initial and second offerings, respectively. The Advisor may be reimbursed up to $1,492,000 for the three months ended March 31, 2004 for organization and offering expenses.

Selling Commissions

      NNN Capital Corp., the dealer manager of the offerings (the “Dealer Manager”), which is solely owned by Anthony Thompson, the Company’s President and Chief Executive Officer, received selling commissions of 7.5% and 7.0% of the aggregate gross offering proceeds from the initial and second offerings, respectively. The Dealer Manager re-allows 100% of commissions earned to participating broker dealers. The Dealer Manager received selling commissions of $7,146,000 and $12,855,000 for the three months ended March 31, 2004 and year ended December 31, 2003.

Marketing and Due Diligence Expense Reimbursement Fees

      The Dealer Manager also receives marketing and due diligence expense reimbursement fees of 2.0% and 3.0% of the aggregate gross offering proceeds from the initial and second offerings, respectively. The Dealer Manager may re-allow up to 1% of these fees to participating broker dealers. The Dealer Manager

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received marketing and due diligence expense reimbursement fees of $2,745,000 and $3,428,000 for the three months ended March 31, 2004 and year ended December 31, 2003.

9.	Commitments and Contingencies

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

Litigation

      Neither the Company nor any of the Company’s properties are presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against any of them which if determined unfavorably to the Company would have a material adverse effect on the Company’s cash flows, financial condition or results of operations. The Company may be involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse effect on its financial condition or results of operations.

Environmental Matters

      The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, the Company is not currently aware of any environmental liability with respect to the properties that would have a material effect on the Company’s financial condition, results of operations and cash flows. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Company believes would require additional disclosure or the recording of a loss contingency.

Potential Property Acquisitions

      On February 27, 2004, the Advisor entered into a contract on behalf of the Company with an unaffiliated third-party seller for the acquisition of a 75% tenant in common interest in Western Place I & II, two multi-tenant office buildings totaling 430,872 square feet in Forth Worth, Texas. The remaining 25% will be purchased by unrelated tenants in common. The property is 81.27% leased, with 9% leased by Lockheed Martin. The purchase price for the two buildings is $34,500,000. The Company’s share of the purchase price will be $25,875,000. The seller will pay Realty a real estate commission of $1,000,000, or 2.9% of the purchase price. Closing of this acquisition is anticipated in the second quarter of 2004. The Company made a deposit of $500,000 related to this potential acquisition. Under certain circumstances, this deposit may be nonrefundable.

      On April 27, 2004, the Advisor entered into a contract on behalf of the Company with an unaffiliated third-party seller for the acquisition of Golden Eagle Plaza and the Comerica Building, two multi-tenant Class A office buildings totaling 762,094 square feet in downtown San Diego, California. The combined properties are 95.97% leased. In Golden Eagle Plaza, Golden Eagle Insurance Corporation, Elsevier, Inc. and the U.S. Navy Human Resources respectively lease 32.97%, 20.47% and 17.36% of the property. In

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Comerica Building, the City of San Diego leases 49.46% of the property. The purchase price for the two properties is $173,500,000. The Company will pay Realty an acquisition fee of $2,603,000, or 1.5% of the purchase price. Closing of this acquisition is anticipated in the second quarter of 2004. The Company made a deposit of $4,000,000 related to this potential acquisition. Under certain circumstances, this deposit may be nonrefundable.

      In addition, the Company has real estate deposits outstanding and management is currently considering several other potential property acquisitions. The decision to acquire one or more of these properties will generally depend upon:

•	receipt of a satisfactory environmental survey and property appraisal for each property;

•	no material adverse change occurring in the properties, the tenants or in the local economic conditions; and

•	receipt of sufficient financing.

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

10.	Restatement

      The 2003 amounts have been restated to reflect the effects of purchase price allocation adjustments for properties acquired during the year.

11.	Subsequent Events

Brunswig Square — Los Angeles, California

      On April 5, 2004, through its wholly owned subsidiary, GREIT — Brunswig Square, LP, the Company purchased Brunswig Square in Los Angeles, California from an unaffiliated third party for a purchase price of $23,805,000 in cash. Brunswig Square is a mixed use office/retail building totaling 135,982 square feet, including a retail component of 24,169 square feet, located in the Little Tokyo District of downtown Los Angeles. The property is 92.9% leased, with 25.6% leased by the City of Los Angeles — Department of Fire & Police Pensions, 22.5% leased by the City of Los Angeles — Employee Retirement Systems, 14.5% by the General Services Administration — Immigration and Naturalization Services and 9.6% by the General Services Administration — Office of Personnel Management. The Company paid Realty an acquisition fee of $716,000, or 3.0% of the purchase price.

North Belt Corporate Center — Houston, Texas

      On April 8, 2004, through its wholly owned subsidiary, GREIT — North Belt Corporate, LP, the Company purchased North Belt Corporate Center in Houston, Texas from an unaffiliated third party for a purchase price of $12,675,000 in cash. North Belt is a multi-tenant office building totaling 155,764 square feet. The property is approximately 86.5% leased, with 21.1% leased by the General Services Administration — U.S. Customs and Border Protection, 20.2% by Southwestern Energy Company and 10.2% to Bredero Price Company. The Company paid Realty an acquisition fee of $400,000, or 3.0% of the purchase price.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hawthorne Plaza — San Francisco, California

      On April 20, 2004, through our wholly-owned subsidiary, GREIT — Hawthorne Plaza, LP, the Company purchased Hawthorne Plaza, a two-building Class A office complex totaling 418,668 square feet, located in San Francisco, California from an unaffiliated third party for a purchase price of $97,000,000. The Company financed the property with a mortgage loan from Fleet National Bank in the amount of $62,750,000. The property is 99.7% leased, with 87.4% leased by the General Services Administration on behalf of the Environmental Protection Agency, Health Care Financing Administration, U.S. Department of Agriculture and the U.S. Passport Agency. Five leases totaling 12.6% of the property’s gross leaseable area expire during the next twelve months . The Company paid Realty an acquisition fee of $2,900,000, or 3.0% of the purchase price.

Other Events

Line of Credit

      On April 1, 2004, the Company and LaSalle amended their credit agreement to increase the Company’s line of credit to $185,000,000.

Management

      Effective April 22, 2004, Diana M. Laing resigned her position as the Company’s Chief Financial Officer and the Board of Directors appointed Richard Hutton as interim Chief Financial Officer. Mr. Hutton has served as the Chief Investment Officer of the Company’s Advisor since August 2003, overseeing all financial operations of the Advisor, and previously served as the Company’s interim Chief Financial Officer. From April 1999 to August 2003, Mr. Hutton served as Senior Vice President — Real Estate Acquisitions and Vice President — Property Management for the Company’s Advisor. In that position, Mr. Hutton oversaw the management of the real estate portfolios and property management of the advisor and its affiliates. Mr. Hutton holds a BA in psychology from Claremont McKenna College and has been licensed as a certified public accountant in California since 1984.

Status of Equity Offering

      For the period from April 1, 2004 through May 12, 2004, the Company sold approximately 15,734,000 shares of common stock, and issued an additional 170,000 shares under the DRIP, resulting in additional gross proceeds before offering costs and selling commissions of $158,674,000. On April 30, 2004, the Company terminated its second offering, the DRIP and the repurchase plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of March 31, 2004 and December 31, 2003, together with results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003.

Forward-Looking Statements

      Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of our company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/ regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), availability of capital, interest rates, competition, supply and demand for operating properties in our current and proposed market areas and generally accepted accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (the “SEC”).

Overview and Background

      The Company was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia and operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain the REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Code to the shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, it would be subject to Federal income tax on its taxable income at regular corporate tax rates. As of March 31, 2004, the Company believes it is in compliance with all relevant REIT requirements.

      The company was incorporated to acquire ownership interests in office, industrial and service real estate properties, a number of which will have a government-tenant orientation. The Company completed its first property acquisition in September 2002. As of March 31, 2004, it has purchased interests in 16 properties, including 14 consolidated office properties and two unconsolidated undivided tenant-in-common interests in office properties.

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of our company. The advisory agreement between the Company and its advisor has a one year term, and is subject to successive renewals with the written consent of the parties including a majority of its independent directors. The Company’s advisor is affiliated with our company in that the two entities have common officers and directors, some of whom also own an equity interest in the advisor.

Acquisitions During the Three Months Ended March 31, 2004

AmberOaks Corporate Center — Austin, Texas

      On January 20, 2004, through its wholly-owned subsidiary, GREIT — AmberOaks GP, LLC, the Company purchased AmberOaks Corporate Center in Austin, Texas from an unaffiliated third party for a purchase price of $35,525,000. AmberOaks is a five-building Class A office portfolio with 281,885 square feet that is part of an eight-building complex. An affiliate of the Company’s advisor purchased the remaining three buildings. The property is 74% leased, with 64% of the property leased to URS Corporation (aka Radian International). The Company financed the purchase price with $14,700,000 in borrowings under a secured mortgage with LaSalle Bank National Association (“LaSalle”). The Company is required to make interest only payments until the due date at its option of (1) LaSalle’s prime rate plus 0.50% or (2) up to 3 months LIBOR rate plus 3.00%. The rate will be subject to a floor of 4.25%. The Company paid an acquisition fee to Triple Net Properties Realty, Inc. (“Realty”) of $909,000, or approximately 2.6% of the purchase price.

Public Ledger Building — Philadelphia, Pennsylvania

      On February 13, 2004, through its wholly owned subsidiary, GREIT — Public Ledger, LLC, the Company purchased the Public Ledger Building in Philadelphia, Pennsylvania from an unaffiliated third party for a purchase price of $33,950,000. The Public Ledger Building is a 471,217 square foot 12-story multi-tenant Class B+ office building located in Philadelphia’s East Market Street submarket. The property is 85% leased to multiple tenants. At the date of acquisition, the General Services Administration occupied 27.5% of the property. The Company financed the purchase price with $19,929,000 in borrowings under its credit facility arranged through LaSalle. The Company is required to make interest only payments until the due date of January 30, 2006, at which time the loan must be paid in full or refinanced. The Company paid an acquisition fee to Realty of $965,000, or 2.8% of the purchase price.

Madrona Buildings — Torrance, California

      On March 31, 2004, through its wholly owned subsidiary, GREIT — Madrona, LP, the Company purchased the Madrona Buildings in Torrance, California from an unaffiliated third party for a purchase price of $45,900,000 in cash. The Company received a credit of $2,500,000 from the seller at closing to cover the free rental periods and tenant improvements that two tenants have under their respective leases. The property is a four-building Class A office portfolio totaling 211,407 square feet located in Torrance, California, a suburb of Los Angeles. The Madrona Buildings are 84.7% leased, with 41.2% leased by American Honda Motor Company, 25.3% by NavCom Technology, Inc. and 18.2% by Kaiser Permanente. The Company paid an acquisition fee to Realty of $1,350,000, or 2.9% of the purchase price.

Critical Accounting Policies

      The preparation of financial statements in accordance with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate assets, purchase price allocation, deferred assets and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Revenue Recognition and Allowance for Doubtful Accounts

      Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company maintains an allowance for deferred rent receivables arising from the straight-lining of rents and determines the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

Impairment

      The Company’s properties are stated at depreciated cost. The Company assesses the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators management considers important which could trigger an impairment review include the following:

•	significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.

      In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires assumptions to be made related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.

      The Company has not recorded any impairment losses at March 31, 2004 and December 31, 2003.

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

Qualification as a REIT

      Since the Company’s taxable year ended December 31, 2002, it has been organized and operated, and intends to continue to operate, so as to qualify for taxation as a REIT under the Code. The qualification and taxation as a REIT depends on its ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, numerous requirements established under highly technical and complex Code provisions subject to interpretation.

      If the Company failed to qualify as a REIT in any taxable year, it would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to relief under specific statutory provisions, it also would be disqualified as a REIT for four taxable years following the year during which qualification was lost.

Results of Operations

      Operating results are primarily comprised of income derived from our portfolio of properties. Because of the significant property acquisitions throughout the three months ended March 31, 2004 and the year ended December 31, 2003, the comparability of financial data from period to period is limited.

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003

      Rental income increased $10,975,000 or 715% to $12,509,000 during the three months ended March 31, 2004 as compared with $1,534,000 for the three months ended March 31, 2003. $1,670,000 of this increase was attributable to the three properties acquired during 2004, and $9,305,000 was attributable to the eight properties acquired in the last three quarters of 2003.

      Rental expenses increased $4,607,000, or 848% to $5,150,000 during the three months ended March 31, 2004 as compared with $543,000 for the three months ended March 31, 2003. $900,000 of this increase was attributable to properties acquired during 2004, and $3,344,000 was attributable to the eight properties acquired in the last three quarters of 2003.

      General and administrative expenses consist primarily of third party professional legal and accounting fees and the cost of computerized information services and related office expenses required to maintain our accounting and investor records. General and administrative expenses increased $311,000, or 230%, to $446,000 compared with $135,000 for the three months ended March 31, 2003 as a result of increased costs associated with the eleven properties acquired since March 31, 2003.

      Interest expense increased $1,659,000, or 539% to $1,967,000 during the three months ended March 31, 2004 as compared with $308,000 for the three months ended March 31, 2003, as a result of an increase in borrowings for property acquisitions.

      Depreciation expense and amortization of leasing commissions increased $4,419,000, or 847% to $4,941,000 during the three months ended March 31, 2004 as compared with $522,000 for the three months ended March 31, 2003. $682,000 of this increase is attributable to the properties acquired during 2004, and $3,627,000 of the increase was attributable to the eight properties acquired in the last three quarters of 2003.

      Interest income increased $14,000, or 115%, to $26,000 during the three months ended March 31, 2004 as compared with $12,000 for the three months ended March 31, 2003, as a result of earnings in 2004 on short-term investments of cash pending its investment in acquired properties.

      As a result of the above items, net income for the three months ended March 31, 2004 was $33,000 compared with a loss of $9,000 for the three months ended March 31, 2003.

Liquidity and Capital Resources

Cash Flows

      Cash flows used in operating activities increased by $10,098,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase was primarily due to purchase price allocations of identified intangible assets offset in part by increases in depreciation and amortization of the assets and accounts payable due to the acquisition of the three properties in 2004 and eight properties acquired in last three quarters of 2003.

      Cash flows used in investing activities was $96,985,000 for the three months ended March 31, 2004, the use of cash was primarily for the acquisition of three properties purchased during 2004.

      Cash flows provided by financing activities was $121,407,000 for the three months ended March 31, 2004. The increase was due to the proceeds from issuance of 10,235,000 shares of common stock that resulted in net proceeds of $91,397,000 and net borrowings under the line of credit and notes payable of $34,277,000. These increases were offset in part by the distributions paid in 2004 of $3,502,000.

Capital Resources

Public Offering of Equity Securities/ Use of Proceeds

      On July 22, 2002, the registration statement for the Company’s initial public offering of shares of its common stock was declared effective by the SEC. In the initial offering, the Company offered for sale to the public on a “best efforts” basis a maximum of 20,000,000 shares of its common stock at a purchase price of $10.00 per share and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan (“DRIP”) under which shareholders may elect to have dividends reinvested in additional shares of common stock. On February 9, 2003, the initial offering was terminated and on February 17, 2003, the Company filed a post-effective amendment to deregister 655,000 shares of its common stock. As of March 31, 2004, the Company sold 19,988,000 shares of its common stock generating proceeds of $199,467,000 under the initial offering, issued an additional 357,000 shares for $3,382,000 to shareholders participating in the DRIP and repurchased 28,000 shares for $257,000 under the repurchase plan. Of these amounts, 22,000 shares or $200,000 of common stock were sold to its Advisor. The initial offering generated aggregate gross proceeds of $202,592,000.

      On January 23, 2004, the registration statement for the Company’s second offering of shares of its common stock was declared effective by the SEC. In the second offering, the Company offered for sale to the public on a “best efforts” basis a maximum of 27,000,000 shares of its common stock at a purchase price of $10.00 per share and up to 1,500,000 additional shares through the DRIP. As of March 31, 2004, 7,418,000 shares of common stock generating proceeds of $74,017,000 were sold under the second offering and an additional 61,000 shares for $583,000 were issued to shareholders participating in the DRIP. The second offering generated aggregate gross proceeds of $74,600,000. The Company terminated the second offering, DRIP and share repurchase plan on April 30, 2004. As a result of both offerings, 27,797,000 shares were outstanding at March 31, 2004.

      Management anticipates that 87.5% of the gross offering proceeds of both the initial and second offerings will be used to acquire real estate and the balance will be used to pay various fees and expenses.

Other

      The Company’s operating partnership has a secured line of credit with a group of banks led by LaSalle, which matures on January 30, 2006. At March 31, 2004, advances under this credit facility bear interest at the choice of the Company at the Prime Rate or the LIBOR plus margin of 2.50% per annum, declining to 2.25% when the Company meets certain conditions, which include attaining $50,000,000 in net worth, no default on advances, and full compliance with other covenants under the credit facility. Advances are subject to a floor rate of 4.15% per annum. The Company is required to make interest only payments on a monthly basis. As of March 31, 2004, the Company’s borrowings under this credit facility totaled $101,463,000 and undrawn amounts under the credit facility totaled $98,537,000. On April 1, 2004, the Company amended our credit agreement to increase the line of credit to $185,000,000.

      As of March 31, 2004, the Company had $30,687,000 in cash and cash equivalents.

      The Company intends to acquire additional properties and will seek to fund these acquisitions through utilization of the current cash balances and/or proceeds received from a combination of subsequent equity issuances, debt financings or asset dispositions. There may be a delay between a sale of shares of common stock and purchases of properties, which may result in a delay in the benefits to shareholders of returns generated from property operations. During such a period, the Company may temporarily invest any unused proceeds from the offering in investments that could yield lower returns than investments in real estate.

      In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its shareholders of at least 90% of REIT taxable income. Cash flow from operating activities is expected to be used for distributions to shareholders.

     Contractual Obligations

      The following table provides information with respect to the maturities, scheduled principal repayments of secured debt and line of credit and scheduled interest payments of the fixed rate debt at March 31, 2004. It also provides information about the minimum commitments due in connection with ground lease obligations at March 31, 2004. The table does not reflect available extension options.

	Payments Due by Period

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2004)	(2005-2006)	(2007-2008)	(After 2008)	Total

Principal payments — variable rate debt	$39,000	$91,394,000	$157,000	$5,833,000	$97,423,000
Principal payments — fixed rate debt	104,000	407,000	13,501,000	—	14,012,000
Principal payments — credit facility	—	101,463,000	—	—	101,463,000
Interest payments — fixed rate debt	658,000	1,713,000	1,025,000	—	3,396,000
Ground lease obligations	31,000	82,000	82,000	262,000	457,000

Total	$832,000	$195,059,000	$14,765,000	$6,095,000	$216,751,000

     Off-Balance Sheet Arrangements

      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

     Commitment and Contingencies

      On February 27, 2004, the Advisor entered into a contract on behalf of the Company with an unaffiliated third-party seller for the acquisition of a 75% tenant in common interest in Western Place I & II, two multi-tenant office buildings totaling 430,872 square feet in Forth Worth, Texas. The remaining 25% will be purchased by unrelated tenants in common. The property is 81.27% leased, with 9% leased by Lockheed Martin. The purchase price for the two buildings is $34,500,000. The Company’s share of the purchase price will be $25,875,000. The seller will pay Realty a real estate commission of $1,000,000, or 2.9% of the purchase price. Closing of this acquisition is anticipated in the second quarter of 2004. The Company made a deposit of $500,000 related to this potential acquisition. Under certain circumstances, this deposit may be nonrefundable.

      On April 27, 2004, the Advisor entered into a contract on behalf of the Company with an unaffiliated third-party seller for the acquisition of Golden Eagle Plaza and the Comerica Building, two multi-tenant Class A office buildings totaling 762,094 square feet in downtown San Diego, California. The combined properties are 95.97% leased. In Golden Eagle Plaza, Golden Eagle Insurance Corporation, Elsevier, Inc. and the U.S. Navy Human Resources respectively lease 32.97%, 20.47% and 17.36% of the property. In the Comerica Building, the City of San Diego leases 49.46% of the property. The purchase price for the two properties is $173,500,000. The Company will pay Realty an acquisition fee of $2,603,000, or 1.5% of the purchase price. Closing of this acquisition is anticipated in the second quarter of 2004. The Company made a deposit of $4,000,000 related to this potential acquisition. Under certain circumstances, this deposit may be nonrefundable.

      In addition, the Company has real estate deposits outstanding and management is currently considering several other potential property acquisitions. The decision to acquire one or more of these properties will generally depend upon:

•	receipt of a satisfactory environmental survey and property appraisal for each property;

•	no material adverse change occurring in the properties, the tenants or in the local economic conditions; and

•	receipt of sufficient financing.

      There can be no assurance that any or all of the conditions will be satisfied.

Subsequent Events

     Acquisitions

Brunswig Square — Los Angeles, California

      On April 5, 2004, through its wholly owned subsidiary, GREIT — Brunswig Square, LP, the Company purchased Brunswig Square in Los Angeles, California from an unaffiliated third party for a purchase price of $23,805,000 in cash. Brunswig Square is a mixed use office/retail building totaling 135,982 square feet, including a retail component of 24,169 square feet, located in the Little Tokyo District of downtown Los Angeles. The property is 92.9% leased, with 25.6% leased by the City of Los Angeles — Department of Fire & Police Pensions, 22.5% leased by the City of Los Angeles — Employee Retirement Systems, 14.5% by the General Services Administration — Immigration and Naturalization Services and 9.6% by the General Services Administration — Office of Personnel Management. The Company paid Realty an acquisition fee of $716,000, or 3.0% of the purchase price.

North Belt Corporate Center — Houston, Texas

      On April 8, 2004, through its wholly owned subsidiary, GREIT — North Belt Corporate, LP, the Company purchased North Belt Corporate Center in Houston, Texas from an unaffiliated third party for a purchase price of $12,675,000 in cash. North Belt is a multi-tenant office building totaling 155,764 square feet. The property is 86.5% leased, with 21.1% leased by the General Services Administration —

U.S. Customs and Border Protection, 20.2% by Southwestern Energy Company and 10.2% to Bredero Price Company. The Company paid Realty an acquisition fee of $400,000, or 3.0% of the purchase price.

Hawthorne Plaza — San Francisco, California

      On April 20, 2004, through its wholly-owned subsidiary, GREIT — Hawthorne Plaza, LP, the Company purchased Hawthorne Plaza, a two-building Class A office complex totaling 418,668 square feet, located in San Francisco, California from an unaffiliated third party for a purchase price of $97,000,000. The Company financed the property with a mortgage loan from Fleet National Bank in the amount of $62,750,000. The property is 99.7% leased, with 87.4% leased by the General Services Administration on behalf of the Environmental Protection Agency, Health Care Financing Administration, U.S. Department of Agriculture and the U.S. Passport Agency. Five leases totaling approximately 12.6% of the property’s gross leaseable area expire during the next twelve months. The Company paid Realty an acquisition fee of $2,900,000, or 3.0% of the purchase price.

     Other Events

      On April 1, 2004, the Company and LaSalle amended the credit agreement to increase its line of credit to $185,000,000.

      Effective April 22, 2004, Diana M. Laing resigned her position as the Company’s Chief Financial Officer and the Board of Directors appointed Richard T. Hutton, Jr. as Interim Chief Financial Officer. Mr. Hutton has served as the Chief Investment Officer of the Advisor since August 2003, overseeing all financial operations of the Advisor, and previously served as the Company’s Interim Chief Financial Officer. From April 1999 to August 2003, Mr. Hutton served as Senior Vice President — Real Estate Acquisitions and Vice President — Property Management for the Advisor. In that position, Mr. Hutton oversaw the management of the real estate portfolios and property management of the Advisor and its affiliates. Mr. Hutton holds a BA in psychology from Claremont McKenna College and has been licensed as a certified public accountant in California since 1984.

      For the period from April 1, 2004 through May 12, 2004, the Company sold approximately 15,734,000 shares of common stock generating proceeds of $157,059,000, and issued an additional 170,000 shares under the DRIP plan for $1,615,000, resulting in additional gross proceeds before offering costs and selling commissions of $158,674,000. On April 30, 2004, the Company terminated its second offering, the DRIP and the repurchase plan.

Inflation

      The Company will be exposed to inflation risk as income from long-term leases is expected to be the primary source of its cash flows from operations. The Company expects that there will be provisions in the majority of its tenant leases that would protect the Company from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

Funds From Operations

      The Company defines Funds from Operations (“FFO”), a non-GAAP measure, consistent with the definition of the National Association of Real Estate Investment Trust (“NAREIT”), as net income available to common shareholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of investment property and (ii) extraordinary items.

      The Company considers FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.

      Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of the Company’s performance.

      The Company’s FFO reporting complies with NAREIT’s policy described in the preceding paragraph.

      Following is the calculation of FFO for the three months ended March 31 2004 and 2003:

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003

Net income (loss)	$33,000	$(9,000)
Add:
Depreciation — consolidated properties	3,893,000	356,000
Depreciation — unconsolidated properties	326,000	218,000

Funds from operations	4,252,000	$565,000

Weighted average common shares outstanding basic and diluted	21,336,000	3,042,000

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of the real estate investment portfolio and operations. Management’s interest rate risk objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives the Company borrows primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

      The Company’s interest rate risk is monitored using a variety of techniques. The table below presents, as of March 31, 2004, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt	$104,000	$198,000	$210,000	$9,754,000	$3,746,000	$—	$14,012,000
Average interest rate on maturing debt	6.35%	6.24%	6.24%	5.93%	6.89%	0.00%	6.20%
Variable rate debt	$40,000	$70,000	$192,786,000	$77,000	$80,000	$5,833,000	$198,886,000
Average interest rate on maturing debt	4.75%	4.75%	4.05%	4.75%	4.75%	4.75%	4.07%

      The fair estimated value of our debt approximates its March 31, 2004 carrying amount.

      The weighted average interest rate of mortgage debt as of March 31, 2004 was approximately 3.91%. At March 31, 2004, our mortgage debt consisted of approximately $14,012,000 or 7% of the total debt at a fixed interest rate of 6.20% and approximately $198,886,000 or 93% of the total debt at a weighted average variable interest rate of 4.07%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of March 31, 2004, for example, a .25% increase in LIBOR would have increased the overall annual interest expense by approximately $393,000 or less than 5.1%.

Item 4.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of March 31, 2004, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

      (b) Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal control over financial reporting that occurred subsequent to the date of their evaluation that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

      None.

Item 2.	Changes in Securities and Use of Proceeds.

      (a) None.

      (b) None.

      (c) None.

      (d) N/A

Item 3.	Defaults Upon Senior Securities.

      None.

Item 4.	Submission of Matters to a Vote of Security Holders.

      None

Item 5.	Other Information.

      None.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.3	Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.4	Amended and Restated Bylaws of the Company (included as Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.5	Second Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.6	Third Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on July 3, 2002 (File No. 333-76498) and incorporated herein by this reference).
4.1	Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.3	Amended and Restated Repurchase Plan (included as Exhibit D to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between the Company and Triple Net Properties, LLC (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Escrow Agreement (included as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by reference).
10.8	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. and Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Form 8-K filed by the Company on March 31, 2003 and incorporated herein by reference).
10.9	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included) as Exhibit 10.8 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).

10.10	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, L.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G RET — Two Corporate Plaza (included as Exhibit 10.09 to the Form 8-K filed by the Company on December 13, 2002 and incorporated herein by reference).
10.11	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated September 9, 2002, between 1200 N Street, Ltd. and Triple Net Properties, LLC, an assigned to GREIT — Atrium Building, LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.13	Form of Escrow Agreement (included as Exhibit 10.13 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to GREIT — Park Sahara, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on March 28, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/K/A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.17	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teacher Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 24, 2003 and incorporated herein by reference).
10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 31, 2003 and incorporated herein by reference).
10.21	Purchase and Sale Agreement and Joint Escrow Instructions dated as of September 26, 2003 by and between Intrarock 1, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on January 9, 2004 and incorporated herein by reference).
10.22	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.23	First Amendment and Reinstatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).

10.24	Purchase and Sale Agreement dated as of December , 2003 by and between Consortium Two — Public Ledger, L.P. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.25	Letter Agreement (First Amendment) to Purchase and Sale Agreement dated as of January 8, 2004 (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.26	Letter Agreement (Second Amendment) to Purchase and Sale Agreement dated as of January 12, 2004 (included as Exhibit 10.3 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.27	Third Amendment to Purchase and Sale Agreement dated as of February 4, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.4 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.28	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.29	Agreement for Purchase and Sale of Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.30	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.3 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.31	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.4 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.32	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.5 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The following Reports on Form 8-K were filed during the quarter ended March 31, 2004:

      On January 9, 2004, the Company filed a Current Report on Form 8-K dated December 30, 2003 to report the acquisition of Centerpoint Corporate Park in Kent, Washington.

      On January 15, 2004, the Company filed a Current Report on Form 8-K dated January 1, 2004 to report the appointment of Diana M. Laing as the Company’s Chief Financial Officer.

      On February 4, 2004, the Company filed a Current Report on Form 8-K dated January 22, 2004 to report the acquisition of AmberOaks Corporate Center in Austin, Texas.

      On February 12, 2004, the Company filed a Current Report on Form 8-K dated February 8, 2004 to report the dismissal of Grant Thornton LLP as its independent certified public accountant and the engagement of Deloitte & Touche, LLP as its independent certified public accountant.

      On February 19, 2004, the Company filed a Current Report on Form 8-K/A dated January 20, 2004 to correct the date of acquisition of AmberOaks Corporate Center in Austin, Texas.

      On February 24, 2004, the Company filed a Current Report on Form 8-K dated February 13, 2004 to report the acquisition of the Public Ledger Building in Philadelphia, Pennsylvania.

      On March 15, 2004, the Company filed a Current Report on Form 8-K/A dated December 30, 2003 to file the required Item 7 financial statements with respect to the Company’s acquisitions of Centerpoint Corporate Park in Kent, Washington and AmberOaks Corporate Center in Austin, Texas.

      On March 23, 2004, the Company filed a Current Report on Form 8-K dated March 18, 2004 to file a letter sent to the Company’s shareholders.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G REIT, INC.
(Registrant)

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer

By:	/s/ RICHARD T. HUTTON, JR.

Richard T. Hutton, Jr.
Interim Chief Financial Officer

Date: May 17, 2004

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.3	Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.4	Amended and Restated Bylaws of the Company (included as Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.5	Second Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.6	Third Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on July 3, 2002 (File No. 333-76498) and incorporated herein by this reference).
4.1	Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.3	Amended and Restated Repurchase Plan (included as Exhibit D to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between the Company and Triple Net Properties, LLC (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Escrow Agreement (included as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by reference).
10.8	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. and Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Form 8-K filed by the Company on March 31, 2003 and incorporated herein by reference).
10.9	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included) as Exhibit 10.8 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10.10	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, L.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G RET — Two Corporate Plaza (included as Exhibit 10.09 to the Form 8-K filed by the Company on December 13, 2002 and incorporated herein by reference).

10.11	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated September 9, 2002, between 1200 N Street, Ltd. and Triple Net Properties, LLC, an assigned to GREIT — Atrium Building, LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.13	Form of Escrow Agreement (included as Exhibit 10.13 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to GREIT — Park Sahara, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on March 28, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/K/A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.17	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teacher Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 24, 2003 and incorporated herein by reference).
10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 31, 2003 and incorporated herein by reference).
10.21	Purchase and Sale Agreement and Joint Escrow Instructions dated as of September 26, 2003 by and between Intrarock 1, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on January 9, 2004 and incorporated herein by reference).
10.22	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.23	First Amendment and Reinstatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.24	Purchase and Sale Agreement dated as of December , 2003 by and between Consortium Two — Public Ledger, L.P. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.25	Letter Agreement (First Amendment) to Purchase and Sale Agreement dated as of January 8, 2004 (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).

10.26	Letter Agreement (Second Amendment) to Purchase and Sale Agreement dated as of January 12, 2004 (included as Exhibit 10.3 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.27	Third Amendment to Purchase and Sale Agreement dated as of February 4, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.4 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.28	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.29	Agreement for Purchase and Sale of Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.30	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.3 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.31	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.4 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.32	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.5 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.