Form 10-K/A
period 2003-12-31
G REIT INC
filed 2004-06-30
CIK 1164246

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

G REIT, INC.

(A Virginia Corporation)

Explanatory Note

      We are filing Amendment No. 2 to our Form 10-K in order to correct our reporting of “Selected Financial Data,” “Contractual Obligations,” the amount of funds available under our credit line and several other non-substantive errors.

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

2003 Year Highlights

•	The gross offering proceeds from our initial offering for the year ended December 31, 2003 were $153,500,000 as compared to $21,500,000 at December 31, 2002.

•	We increased our property portfolio from two consolidated office properties totaling approximately 235,000 sq. ft. at December 31, 2002 to 11 consolidated office properties totaling approximately 2,100,000 square feet and investments in two unconsolidated office properties totaling approximately 648,000 square feet at December 31, 2003.

•	As of December 31, 2003, the total purchase price of our acquisitions of consolidated properties was approximately $300,000,000, total debt was approximately $179,000,000 and acquisition loan-to-value was approximately 60%. In comparison, as of December 31, 2002, the total purchase price of our acquisitions of consolidated properties was approximately $24,000,000, total debt was approximately $17,000,000 and acquisition loan-to-value was approximately 71%.

•	We diversified our portfolio and at December 31, 2003 owned properties in Southern and Northern California, Texas, Illinois, Florida, Delaware, Nevada, Nebraska and Washington.

•	The percentage of government tenants in our properties at year end was approximately 39%. Our government tenants, among others, include the General Services Administration, Internal Revenue Service, Federal Bureau of Investigation, Federal Aviation Agency, U.S. Bankruptcy Court, U.S. Customs Trade Office, U.S. Department of Treasury, Department of Defense, Florida, Nebraska, Nevada and Texas state agencies, and government contractors Lockheed Martin and Boeing.

•	We currently pay monthly distributions to our shareholders at an annual rate of 7.50% (based on a $10.00 per share purchase price). We have increased our distribution rate twice since we began paying distributions in September 2002: from 7.00% to 7.25% effective January 2003 and from 7.25% to 7.50% effective June 2003.

•	We obtained a new credit facility through LaSalle Bank National Association in the amount of $25,000,000 in January 2003. The amount we may borrow under the credit line was increased to $115,000,000 at December 31, 2003.

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

      The following table presents certain additional information about our consolidated properties at December 31, 2003:

		GLA	%	Date	Total	Annual	Physical	Annual Rent
Property	Property Location	(Sq Ft)	Owned	Acquired	Purchase Price	Rent(1)	Occupancy(2)	Per Sq Ft(3)

5508 Highway 290 West Building	Austin, TX	74,089	100.0%	9/13/02	$10,300,000	$1,034,000	92%	$15.10
Two Corporate Plaza	Clear Lake, TX	161,331	100.0%	11/27/02	13,580,000	2,623,000	96%	17.03
Atrium Building	Lincoln, NE	166,902	100.0%	1/31/03	4,532,000	1,429,000	83%	10.26
Department of Children and Families Campus	Plantation, FL	124,037	100.0%	4/25/03	11,580,000	2,043,000	94%	17.58
Gemini Plaza	Houston, TX	158,627	100.0%	5/02/03	15,000,000	1,467,000	100%	9.25
Bay View Plaza	Alameda, CA	60,434	97.68%	7/31/03	11,655,000	1,216,000	93%	21.66
North Pointe Corporate Center	Sacramento, CA	130,805	100.0%	8/11/03	24,205,000	2,884,000	82%	26.81
824 Market Street	Wilmington, DE	200,020	100.0%	10/10/03	31,900,000	3,983,000	92%	21.65
Sutter Square Galleria	Sacramento, CA	61,036	100.0%	10/28/03	8,240,000	1,140,000	96%	19.43
One World Trade Center	Long Beach, CA	573,300	100.0%	12/05/03	113,648,000	11,557,000	94%	21.45
Centerpoint Corporate Park	Kent, WA	435,784	100.0%	12/30/03	54,220,000	4,600,000	67%	15.67

Total		2,146,365			$298,860,000	$33,976,000

(1)	Annualized rental income based on contractual base rent from leases in force at December 31, 2003.

(2)	As of December 31, 2003, approximately 88% of the total GLA in our consolidated properties was leased.

(3)	Average annual rent per square foot at December 31, 2003.

      The following information generally applies to our properties:

•	We believe all of the properties are adequately covered by insurance and are suitable for their intended purposes.

•	We have no plans for any material renovations, improvements or development of the properties.

•	Our properties are located in urban markets where we are subject to competition for attracting new and retaining current tenants.

•	Depreciation is provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years.

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

      Distribution amounts depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and other factors the Board of Directors deem relevant.

Equity Compensation Plan Information

      Our equity compensation plan information as of December 31, 2003 is as follows:

		Weighted Average
	Number of Securities to be Issued	Exercise Price of	Number of Securities
	Upon Exercise of Outstanding	Outstanding Options,	Remaining Available
Plan Category	Options, Warrants and Rights	Warrants and Rights	for Future Issuance

Equity compensation plans approved by security holders(1)	130,000	$9.05	370,000
Equity compensation plans not approved by security holders	—		—

Total	130,000		370,000

(1)	Each of the independent director and officer/employee stock option plans was approved at our annual shareholders’ meeting held on June 28, 2003.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

G REIT, INC.

(a Virginia corporation)

	December 31,	December 31,
Selected Financial Data(1)	2003	2002

BALANCE SHEET DATA:
Total assets	$345,861,244	$36,461,309
Mortgage loans payable	97,287,026	16,860,000
Line of credit	81,533,603	—
Shareholders’ equity	150,521,841	18,350,358

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

OPERATING DATA:
Rental income	$12,427,027	$732,685
Rental expenses	4,749,996	204,561
General and administrative expense	1,519,921	169,532
Interest expense	2,647,937	248,609
Net income	77,937	25,650
Net income per common share, basic and diluted(2)	0.01	0.06
Distributions declared	6,210,927	279,462
Distributions per common share(2)	.75	.69
Weighted average number of shares outstanding(2):
Basic and diluted	8,242,697	405,481
OTHER DATA:
Cash flows provided by (used in) operating activities	574,550	(608,907)
Cash flows used in investing activities	(284,577,098)	(26,101,496)
Cash flows provided by financing activities	291,157,077	35,089,194
Funds from operations(2)(3)	4,596,705	127,799

(1)	The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

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

      FFO is calculated as follows:

	Year Ended	Year Ended
	December 31, 2003	December 31, 2002

Net income	$77,937	$25,650
Add:
Depreciation — Consolidated properties	3,350,781	102,149
Depreciation — Unconsolidated properties	1,167,986	—

Funds from operations	$4,596,705	$127,799

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      In connection with the offering, we incurred $14,800,000 of costs related to the issuance and distribution of shares for the year ended December 31, 2003. Such amount includes a total of approximately $14,300,000 incurred and $13,625,000 paid to the dealer manager of the offering, NNN

Capital Corp. and $500,000 incurred and paid to the advisor as reimbursement for offering expenses. The costs incurred to the dealer manager are principally comprised of selling commissions and investor marketing and due diligence costs. The dealer manager is wholly owned by our chief executive officer.

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

      Our operating partnership has a secured line of credit with a group of banks led by LaSalle, which matures on January 30, 2006. At December 31, 2003, advances under this credit facility bear interest at LIBOR plus 3.9% and we are required to make interest only payments on a monthly basis. As of December 31, 2003, our borrowings under this credit facility totaled $81,534,000 and undrawn amounts under the credit facility totaled $33,467,000. On April 1, 2004, we amended our credit agreement to provide for borrowings on the line of credit of $185,000,000 with the option to increase the amount up to $350,000,000.

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

	Payments Due by Period

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2004)	(2005-2006)	(2007-2008)	(After 2008)	Total

Principal payments — secured debt	$281,243	$77,550,671	$614,506	$18,840,606	$97,287,026
Principal payments — credit facility	—	81,533,603	—	—	81,533,603
Interest payments — fixed rate debt	875,293	1,713,103	1,662,351	—	4,250,747
Ground lease obligations	41,000	82,000	82,000	262,000	467,000

Total	$1,197,536	$160,879,377	$2,358,857	$19,102,606	$183,538,376

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

      On April 1, 2004, our company and LaSalle amended the credit agreement to provide for borrowings on our line of credit of $185,000,000 with the option to increase the amount up to $350,000,000.

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

      The weighted average interest rate of our mortgage debt as of December 31, 2003 was approximately 4.82%. At December 31, 2003, our mortgage debt consisted of approximately $14,057,026 or 8% of the total debt at a fixed interest rate of 6.20% and approximately $164,763,604 or 92% of the total debt at a variable interest rate of 3.56%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2003, for example, a .25% increase in LIBOR would have increased our overall annual interest expense by approximately $412,000 or less than 6%.

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

      For the year ended December 31, 2003, we incurred approximately $14,300,000 of selling commissions, due diligence and marketing fees of which $13,625,000 was paid to NNN Capital Corp., the dealer manager of the offering, which is wholly owned by Anthony W. Thompson, the chief executive officer of our company.

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

(3) Exhibits. The following exhibits are filed as part of this document:

EXHIBIT LIST

Exhibit
Number	Exhibit

1.1	Form of Dealer Manager Agreement between G REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
3.1	Third Amended and Restated Articles of Incorporation of the Registrant (included as Exhibit 3.6 to Amendment No. 3 to our Registration Statement on Form S-11 filed on July 7, 2002 (File No. 333-76498) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant (included as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
4.1	Form of our Common Stock Certificate (included as Exhibit 4.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

Exhibit
Number	Exhibit

10.3	Amended and Restated Stock Repurchase Plan (included as Exhibit D to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. And Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).
10.8	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10.9	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, P.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G REIT — Two Corporate Plaza (included as Exhibit 10.9 to the Current Report on Form 8-K filed on December 13, 2002 and incorporated herein by reference).
10.10	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).
10.11	Agreement of Sale and Purchase dated September 9, 2002 between 1200 N Street, Ltd. And Triple Net Properties, LLC, as assigned to GREIT — Atrium Building LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to G REIT — Park Sahara, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2003 and incorporated herein by reference).
10.13	Form of Escrow Agreement with PriVest Bank dated March , 2003 (included as Exhibit 10.13 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/ K/ A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).
10.17	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teachers Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 24, 2003 and incorporated herein by reference).
10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions dated July 16, 2003 by and between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 31, 2003 and incorporated herein by reference).
10.21	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 22, 2003 by and between LBWTC Real Estate Partners, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on December 12, 2003 and incorporated herein by reference).
10.22	Purchase and Sale Agreement and Joint Escrow Instructions dated as of September 26, 2003 by and between Intrarock 1, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on January 9, 2004 and incorporated herein by reference).
10.23	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.24	First Amendment and Reinstatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.25	Purchase and Sale Agreement dated as of December , 2003 by and between Consortium Two — Public Ledger, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.26	Letter Agreement (First Amendment) to Purchase and Sale Agreement dated as of January 8, 2004 (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.27	Letter Agreement (Second Amendment) to Purchase and Sale Agreement dated as of January 12, 2004 (included as Exhibit 10.03 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.28	Third Amendment to Purchase and Sale Agreement dated as of February 4, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.04 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.29	Fourth Amendment to Purchase and Sale Agreement dated as of February 11, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.05 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.30	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.31	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.32	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.33	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.34	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
23.1	Consent of Deloitte & Touche, LLP
23.2	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

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

      (c) See exhibit index included above.

      (d) None

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on June 30, 2004 by the undersigned, thereunto duly authorized.

G REIT, INC.

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer, President and
Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ANTHONY W. THOMPSON Anthony W. Thompson	Chief Executive Officer, President and Director	June 30, 2004

/s/ RICHARD T. HUTTON, JR. Richard T. Hutton, Jr.	Interim Chief Financial and Accounting Officer	June 30, 2004

/s/ GARY T. WESCOMBE Gary T. Wescombe	Director	June 30, 2004

/s/ EDWARD A. JOHNSON Edward A. Johnson	Director	June 30, 2004

/s/ D. FLEET WALLACE D. Fleet Wallace	Director	June 30, 2004

/s/ W. BRAND INLOW W. Brand Inlow	Director	June 30, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit

1.1	Form of Dealer Manager Agreement between G REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
3.1	Third Amended and Restated Articles of Incorporation of the Registrant (included as Exhibit 3.6 to Amendment No. 3 to our Registration Statement on Form S-11 filed on July 7, 2002 (File No. 333-76498) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant (included as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
4.1	Form of our Common Stock Certificate (included as Exhibit 4.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.3	Amended and Restated Stock Repurchase Plan (included as Exhibit D to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. And Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).
10.8	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10.9	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, P.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G REIT — Two Corporate Plaza (included as Exhibit 10.9 to the Current Report on Form 8-K filed on December 13, 2002 and incorporated herein by reference).
10.10	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.11	Agreement of Sale and Purchase dated September 9, 2002 between 1200 N Street, Ltd. And Triple Net Properties, LLC, as assigned to GREIT — Atrium Building LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to G REIT — Park Sahara, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2003 and incorporated herein by reference).
10.13	Form of Escrow Agreement with PriVest Bank dated March , 2003 (included as Exhibit 10.13 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/ K/ A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).
10.17	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).
10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teachers Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 24, 2003 and incorporated herein by reference).
10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions dated July 16, 2003 by and between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on October 31, 2003 and incorporated herein by reference).
10.21	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 22, 2003 by and between LBWTC Real Estate Partners, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on December 12, 2003 and incorporated herein by reference).
10.22	Purchase and Sale Agreement and Joint Escrow Instructions dated as of September 26, 2003 by and between Intrarock 1, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on January 9, 2004 and incorporated herein by reference).
10.23	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.24	First Amendment and Reinstatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.25	Purchase and Sale Agreement dated as of December , 2003 by and between Consortium Two — Public Ledger, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.26	Letter Agreement (First Amendment) to Purchase and Sale Agreement dated as of January 8, 2004 (included as Exhibit 10.02 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.27	Letter Agreement (Second Amendment) to Purchase and Sale Agreement dated as of January 12, 2004 (included as Exhibit 10.03 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.28	Third Amendment to Purchase and Sale Agreement dated as of February 4, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.04 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.29	Fourth Amendment to Purchase and Sale Agreement dated as of February 11, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.05 to the Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.30	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.31	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.32	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.33	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
10.34	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by the Company on April 4, 2004 and incorporated herein by reference).
23.1	Consent of Deloitte & Touche, LLP
23.2	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.