Form 10-Q
period 2004-06-30
G REIT INC
filed 2004-08-16
CIK 1164246

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

      As of August 13, 2004, there were 43,858,000 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

FORWARD-LOOKING STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

      The accompanying June 30, 2004 and 2003 interim financial statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these interim financial statements present fairly the financial condition, results of operations and cash flows of the Company, but should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K/ A previously filed with the Securities and Exchange Commission.

G REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$717,769,000	$298,606,000
Investments in unconsolidated real estate	13,921,000	14,157,000

	731,690,000	312,763,000
Cash and cash equivalents	42,069,000	15,533,000
Investment in marketable securities	1,646,000	—
Investment in joint venture	19,935,000	—
Accounts receivable, net	2,665,000	2,082,000
Accounts receivable from related parties	1,193,000	—
Real estate deposits	3,512,000	2,600,000
Deferred financing costs	7,738,000	3,947,000
Other assets, net	64,619,000	8,936,000

Total assets	$875,067,000	$345,861,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$15,721,000	$4,157,000
Mortgage loans payable	401,959,000	97,287,000
Line of credit	53,369,000	81,534,000
Security deposits and prepaid rent	3,510,000	3,090,000
Identified intangible liabilities, net of accumulated amortization of $2,035,000 and $472,000 at June 30, 2004 and December 31, 2003, respectively	22,077,000	7,972,000
Distributions payable	2,742,000	1,036,000

	499,378,000	195,076,000
Commitments and contingencies

Minority interest of tenant-in-common	97,000	263,000

Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 43,858,000 and 17,562,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	439,000	176,000
Additional paid-in capital	392,602,000	156,733,000
Distributions in excess of earnings	(17,435,000)	(6,387,000)
Other comprehensive (loss)	(14,000)	—

Total shareholders’ equity	375,592,000	150,522,000

Total liabilities and shareholders’ equity	$875,067,000	$345,861,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

		(As restated)		(As restated)
Revenues
Rental income	$20,302,000	$2,088,000	$32,811,000	$3,622,000

	20,302,000	2,088,000	32,811,000	3,622,000
Expenses
Rental expenses	7,771,000	738,000	12,922,000	1,281,000
General and administrative	786,000	419,000	1,233,000	553,000
Depreciation	5,671,000	502,000	9,564,000	859,000
Amortization	1,864,000	57,000	2,912,000	106,000
Interest (including amortization of deferred financing fees)	4,183,000	442,000	6,150,000	867,000

	20,275,000	2,158,000	32,781,000	3,666,000
Net income (loss) before other income and minority interest	27,000	(70,000)	30,000	(44,000)
Other income:
Interest and dividend income	215,000	12,000	241,000	24,000
Gain on sale of marketable securities	111,000	—	111,000	—
Equity in earnings of unconsolidated real estate	97,000	(79,000)	101,000	(126,000)

Net income (loss) before minority interest	450,000	(137,000)	483,000	(146,000)
Minority interest	4,000	—	6,000	—

Net income (loss)	$446,000	$(137,000)	$477,000	$(146,000)

Earnings (loss) per share — basic and diluted	$0.01	$(0.02)	$0.02	$(0.03)

Weighted average number of common shares outstanding — basic and diluted	40,135,000	5,494,000	30,735,000	4,287,000

Distributions declared per share	$0.19	$0.19	$0.38	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004
(Unaudited)

		Common		Distributions	Accumulated Net
	Number of	Stock Par	Additional	in Excess of	Comprehensive
	Shares	Value	Paid-in Capital	Earnings	Loss	Total

BALANCE — December 31, 2003	17,562,000	$176,000	$156,733,000	$(6,387,000)	$—	$150,522,000
Net income	—	—	—	477,000	—	477,000
Other comprehensive loss	—	—	—	—	(14,000)	(14,000)

Comprehensive income	—	—	—	—	—	463,000
Issuance of common stock	26,296,000	263,000	235,869,000	—	—	236,132,000
Distributions	—	—	—	(11,525,000)	—	(11,525,000)

BALANCE — June 30, 2004	43,858,000	$439,000	$392,602,000	$(17,435,000)	$(14,000)	$375,592,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2004	2003

		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$477,000	$(146,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(111,000)	—
Depreciation	9,564,000	859,000
Swap collar interest	(408,000)	34,000
Amortization of deferred financing fees and identified intangibles	4,416,000	234,000
Amortization of deferred revenue	(3,106,000)	106,000
Equity in income from investment in unconsolidated real estate	(101,000)	126,000
Minority interest in earnings	6,000	—
Change in operating assets and liabilities:
Accounts receivable	(1,671,000)	(215,000)
Other assets	(1,168,000)	331,000
Accounts payable and accrued liabilities	4,321,000	190,000
Security deposits and prepaid rent	(780,000)	102,000

Net cash provided by operating activities	11,439,000	1,621,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(183,809,000)	(28,759,000)
Purchase of investments in unconsolidated real estate	(20,000,000)	(14,980,000)
Distributions from investment in unconsolidated real estate	401,000	—
Capital expenditures	(671,000)	(112,000)
Purchase of marketable securities	(5,250,000)	—
Proceeds from sale of marketable securities	3,701,000	—
Real estate deposits	(3,511,000)	—

Net cash used in investing activities	(209,139,000)	(43,851,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	236,132,000	45,884,000
Borrowings under line of credit	—	27,035,000
Repayments under line of credit	(1,560,000)	—
Principal repayments on notes payable	(156,000)	(6,759,000)
Payment of deferred financing costs	(189,000)	(585,000)
Minority interest distributions	(172,000)	—
Distributions	(9,819,000)	(1,289,000)

Net cash provided by financing activities	224,236,000	64,286,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,536,000	22,056,000
CASH AND CASH EQUIVALENTS — beginning of period	15,533,000	8,379,000

CASH AND CASH EQUIVALENTS — end of period	$42,069,000	$30,435,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,130,000	$516,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Issuance of common stock for dividends reinvested	$3,191,000	$620,000
Liabilities incurred with Company acquisitions	$329,651,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

1.	Organization and Description of Business

      G REIT, Inc. (the “Company”), was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. The Company has qualified and elected to be treated as a real estate investment trust (“REIT”) for Federal income tax purposes. The Company was incorporated to acquire ownership interests in, manage, lease, develop and dispose of office, industrial and service real estate properties, which will have a government-tenant orientation. As of June 30, 2004, the Company owned interests in 22 real estate properties, including 19 consolidated properties and three unconsolidated properties.

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Company and the Advisor entered into an advisory agreement (the “Advisory Agreement”) which has a one year term that expires on July 22, 2004, and is subject to successive renewals. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor. (See Note 8).

      As of June 30, 2004, the Company owned interests in 22 properties aggregating a total gross leasable area (“GLA”) of approximately 6.0 million square feet. Tenants with a government orientation occupied approximately 43% of the total GLA of these properties. At June 30, 2004, approximately 90% of the total GLA of these properties was leased.

      The Company owns all of its interests in properties through its majority-owned subsidiary, G REIT, L.P., a Virginia limited partnership (the “Operating Partnership”), and conducts substantially all of its operations through the Operating Partnership. As of June 30, 2004, the Company was the sole general partner of the Operating Partnership and owned 100% of the equity interests therein, except for 100 incentive non-voting ownership units issued to the Company’s Advisor. The incentive units entitle the Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to the Company’s shareholders. In addition, the Advisor is entitled to incentive distributions from net proceeds from the sale of properties after the Company’s shareholders have received their invested capital, as defined, plus an 8% return on such invested capital.

2.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, and the wholly owned subsidiaries of the Operating Partnership and variable interest entities that the Company has concluded should be consolidated; all material intercompany transactions and account balances have been eliminated in consolidation. All references to the Company include the Operating Partnership and its subsidiaries.

Interim Financial Data

      The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes require by GAAP for complete financial statements. The accompanying financial information reflects all adjustments, which are, in the Company’s opinion, of a

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations an cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2003 Annual Report on Form 10-K/ A as filed with the SEC.

Investment in Marketable Securities

      Marketable securities are carried at fair value and consist primarily of investments in marketable common stocks of public REIT’s. The Company classifies its marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If the Company believes that a decline in the value of a debt or equity security is temporary in nature, it records the decline as an unrealized loss in stockholders’ equity. If the decline is believed to be other than temporary, the debt or equity security is written down to the carrying value and a realized loss is recorded on the Company’s statement of income. Management’s assessment of a decline in value includes, among other things, its current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, the Company may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

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

      Derivatives are recognized as either assets or liabilities in the statement of financial position and measured at fair value in accordance with Statement of Financial Accounting Standards No. 133. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change. The Company recorded $123,000 and $408,000 as a reduction to interest expenses for the three and six months ended June 30, 2004, respectively and a $34,000 increase to interest expense for the three and six months ended June 30, 2003 for interest rate swaps and collars.

Income Taxes

      The Company operates as a real estate investment trust for Federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income for the year, as defined by the Internal Revenue Code (the “Code”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Although the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT distribution and technical requirements for the six months ended June 30, 2004 and the year ended

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003 and was not subject to any Federal income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

      On June 14, 2004, the Company formed G REIT TRS, a taxable REIT subsidiary (“TRS”). In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate Federal income taxes on its taxable income at regular corporate tax rates. As of June 30, 2004, there is no tax provision for the TRS.

Per Share Data

      The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings per share attributable for all periods presented is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of common shares and all potentially dilutive securities. The Company’s potentially dilutive securities were options and as of June 30, 2004 and December 31, 2003 there were 395,000 and 105,000 options, respectively, which are accounted for under the treasury method and, therefore, did not have a dilutive effect on earnings per share.

Use of Estimates

      The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the revenues and expenses for the year. Actual results could differ from those estimates.

Stock Options

      As permitted by FAS 123, “Accounting for Stock-Based Compensation,” and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of FAS 123 and FAS 148. Had the Company elected to adopt the expense recognition provisions of FAS 123, the impact on net income (loss) and earnings (loss) per share would have been as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2004	2003	2004	2003

Actual net income (loss)	$446,000	$(137,000)	$477,000	$(146,000)
Pro forma compensation expense	52,000	12,000	94,000	25,000

Pro forma net income (loss)	$394,000	$(149,000)	$383,000	$(171,000)

Actual net income (loss) per share — basic and diluted	$0.01	$(0.02)	$0.02	$(0.03)

Pro forma net income (loss) per share — basic and diluted	$0.01	$(0.03)	$0.01	$(0.04)

      This pro forma amount was determined by estimating the fair value of each option beginning June 28, 2003, when shareholder approval of the option plans was obtained, at $1.01 per option, using the Black-

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scholes option-pricing model, assuming a 7.5% dividend yield, a 4.75% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.0 years, and a volatility rate of 0%.

Segment

      The Company internally evaluates all properties as one industry segment and accordingly does not report segment information.

3.	Real Estate Investments

Consolidated Properties:

      The Company’s investment in consolidated properties at June 30, 2004 and December 31, 2003 is as follows:

	June 30,	December 31,
	2004	2003

Buildings and tenant improvements	$598,020,000	$253,211,000
Land	132,767,000	48,848,000

	730,787,000	302,059,000
Less: accumulated depreciation	(13,018,000)	(3,453,000)

	$717,769,000	$298,606,000

Acquisitions

      The Company purchased the following consolidated properties during the six months ended June 30, 2004:

					Mortgage
			Ownership	Purchase	Amount at	Square	Commission
Property Description	Location	Purchase Date	Percentage	Price	Acquisition	Feet	to Realty*

AmberOaks Corporate Center	Austin, TX	January 20, 2004	100.00%	$35,525,000	$14,250,000	282,000	$909,000
Public Ledger Building	Philadelphia, PA	February 13, 2004	100.00%	33,950,000	—	471,000	965,000
Madrona Buildings	Torrance, CA	March 31, 2004	100.00%	45,900,000	28,458,000	211,000	1,350,000
Brunswig Square	Los Angeles, CA	April 5, 2004	100.00%	23,805,000	—	24,000	716,000
North Belt Corporate Center	Houston, TX	April 8, 2004	100.00%	12,675,000	—	156,000	400,000
Hawthorne Plaza	San Francisco, CA	April 20, 2004	100.00%	97,000,000	62,750,000	419,000	2,900,000
Pacific Place	Dallas, TX	May 26, 2004	100.00%	29,900,000	—	324,000	897,000
San Diego Portfolio	San Diego, CA	June 14, 2004	100.00%	173,500,000	126,000,000	762,000	2,603,000

Totals				$452,255,000	$231,458,000	2,649,000	$10,740,000

*	Triple Net Properties Realty, Inc. (“Realty”), an affiliate of the Advisor

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Unconsolidated Real Estate

      Investments in unconsolidated real estate consist of the Company’s investments in undivided tenant-in-common interests. The Company had the following investments in unconsolidated real estate at June 30, 2004:

	Percentage	Company’s
Property	Owned	Investment

Congress Center, Chicago, IL	30.00%	$13,717,000
Park Sahara, Las Vegas, NV	4.75%	204,000

		$13,921,000

      Combined historical financial information of investments in unconsolidated real estate as of June 30, 2004 is as follows:

June 30, 2004

Assets (primarily real estate)	$153,094,000

Mortgages notes payable	$105,187,000
Other liabilities	1,860,000
Equity	46,047,000

Total liabilities and equity	$153,094,000

Company’s share of equity	$13,921,000

Revenues	$9,766,000
Rental and other expenses	9,537,000

Net income	$229,000

Company’s equity in earnings	$101,000

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Other Assets

      Other assets as of June 30, 2004 and the year ended December 31, 2003 consisted of the following:

	June 30,	December 31,
	2004	2003

Identified intangible assets:
Lease commissions, net of accumulated amortization of $3,309,000 at June 30, 2004 and $371,000 at December 31, 2003	$47,942,000	$4,450,000
Above market leases, net of accumulated amortization of $919,000 at June 30, 2004 and $228,000 at December 31, 2003	5,800,000	1,636,000

Total identified intangible assets	53,742,000	6,086,000
Property impounds and reserves	8,038,000	2,111,000
Deferred rent receivable	1,319,000	264,000
Lease commissions, net of accumulated amortization of $32,000 at June 30, 2004 and $11,000 at December 31, 2003	289,000	111,000
Prepaid expenses and deposits	1,074,000	364,000
Other assets	157,000	—

Total other assets	$64,619,000	$8,936,000

5.	Mortgage Loans Payable

      In connection with the acquisition of AmberOaks, an office portfolio located in Austin, Texas, in January 2004, the Company borrowed $14,250,000 from an unaffiliated lender under a first mortgage loan. The Company is required to make interest only payments until the due date of January 20, 2007, at the Company’s option of (1) LaSalle Bank National Association’s (“LaSalle”) prime rate plus 0.50% or (2) up to 3 months LIBOR plus 3.00%. The rate will be subject to a floor of 4.25%. The interest rate at June 30, 2004 was 4.25%.

      In connection with the acquisition of the Madrona Buildings, an office complex located in Torrance, CA, in March 2004, the Company has a first mortgage in the amount of $28,458,000 from an unaffiliated lender. The Company is required to make interest only payments at LIBOR plus 2.5% until the due date of January 30, 2006 at which time the loan must be paid in full or refinanced. The rate will be subject to a floor of 4.0%. The interest rate at June 30, 2004 was 4.0%.

      In connection with the acquisition of Hawthorne Plaza, a two building office complex located in San Francisco, CA, in April 2004, the Company has a first mortgage loan in the amount of $62,750,000 from Fleet National Bank, Administrative Agent. The Company is required to make interest only payments at 30-day LIBOR plus 130 basis points until the due date of April 19, 2005 with a option to extend to April 19, 2006, at which time the loan must be paid in full or refinanced. The interest rate at June 30, 2004 was 2.86%.

      In connection with the acquisition of the San Diego Portfolio, two buildings located in San Diego, CA, in June 2004, the Company has a first mortgage loan in the amount of $126,000,000 from an unaffiliated lender. The Company is required to make interest only payments at LIBOR plus 195 basis points for the first 24 months and interest plus $175,000 for the next 36 months at which time the loan must be paid in full or refinanced. The interest rate at June 30, 2004 was 3.845%.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On May 31, 2004, the Company refinanced five of its properties with loans through LaSalle in the following amounts:

• Atrium Building	$3,520,000
• Gemini Plaza	$10,300,000
• 824 Market Street	$18,750,000
• Public Ledger Building	$25,000,000
• Brunswig Square	$15,830,000

Each of the loans bears interest at a fixed rate of 5.2% per annum. The Company is required to make monthly principal and interest payments on a 30-year amortization schedule until the due date of June 1, 2011. In connection with the refinancings, the Company paid down its line of credit with LaSalle in the amount of $48,094,000.

6.	Line of Credit

      In January 2003, the Company obtained a credit facility with a maximum borrowing amount of $25,000,000 through LaSalle which matures on January 30, 2006. Advances under this credit facility (1) are made for the purchase of properties by the Company and collateralized by the related property; (2) bear interest at the choice of the Company at the Prime Rate or the LIBOR plus a margin of 2.50% per annum, declining to 2.25% when the Company meets certain conditions, which include attaining $50,000,000 in net worth, no default on advances, and full compliance with other covenants under the credit facility; (3) are subject to a floor rate of 3.9% per annum; and (4) require interest only payments on a monthly basis. In connection with this credit facility, the Company granted LaSalle a right of first refusal to finance the purchase of properties by the Company.

      On December 19, 2003, the Company and LaSalle amended the credit agreement to increase the Company’s line of credit to $135,000,000. On April 1, 2004, the Company further amended the credit agreement to provide for borrowings on the line of credit of $185,000,000 with the option to increase the amount up to $350,000,000. At June 30, 2004, borrowings under the line totaled $53,369,000 and bore interest at the rate of 3.9%.

      Properties financed by borrowings under the LaSalle line of credit are required to meet certain minimum loan to value, debt service coverage and other requirements on a combined basis. As of June 30, 2004, the Company believed it was in compliance with all such requirements.

7.	Shareholders’ Equity

Common Stock

      As of June 30, 2004, the Company had issued 43,858,000 shares of its common stock for aggregate gross proceeds before offering costs and selling commissions totaling $437,350,000 pursuant to its initial public and second offerings. Of these amounts, 22,000 shares, or $200,000 of the Company’s common stock, were sold to the Advisor in accordance with the requirements of the North American Securities Administrators Association.

      Beginning September 1, 2002, the Company began monthly distributions to shareholders of record as of the end of the preceding month at an annual rate of 7.00% of the per share purchase price to the extent of lawfully available funds. The distribution rate increased to 7.25% effective January 1, 2003 and to 7.50% effective June 1, 2003. Distribution rates are based on a $10.00 per share purchase price. For the six months ended June 30, 2004 and the year ended December 31, 2003, the Company declared distributions of $11,525,000 and $6,211,000, respectively.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pursuant to the registration statement, the Company’s limitation on all public offering expenses is 15% of the gross offering proceeds. Effective October 17, 2002, the Board of Directors of the Company lowered the limitation on offering and organizational expenses to be borne by the Company from 15% to 14% of the total proceeds raised in the offerings. As of June 30, 2004, organizational and offering costs did not exceed these limitations.

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

      As of June 30, 2004 and December 31, 2003, the Company had issued 587,000 and 252,000 shares, respectively, under the terms of the DRIP. The DRIP was terminated on April 30, 2004.

Share Repurchase Program

      Effective July 22, 2002, the Company adopted the Share Repurchase Plan (the “Repurchase Plan”), which provides eligible shareholders with limited liquidity by enabling them to request the repurchase of their common stock by the Company subject to various limitations. Repurchases are made at the sole discretion of the Board of Directors. To be eligible to request a repurchase, a shareholder must offer for resale at least 25% of the total number of his shares of common stock and must have owned the shares for at least one year.

      The price paid by the Company per repurchased share of common stock varies in accordance with the terms of the Repurchase Plan. Repurchases are effected by the Company on or about the last day of each calendar quarter. Funding for the Repurchase Plan comes from the Company’s operations and DRIP. The Company repurchased 18,000 shares for $164,000 during the six months ended June 30, 2004 and repurchased 28,000 shares of common stock for $257,000 during the year ended December 31, 2003. The Repurchase Plan was terminated on April 30, 2004.

Stock Option Plans

      As permitted by FAS 123, “Accounting for Stock-Based Compensation,” and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of FAS 123 and FAS 148.

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

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In June 2004, the Company adopted the 2004 Incentive Award Plan (the “2004 Plan”), to provide for equity awards to Company employees, directors and consultants. The 2004 Plan authorizes the grant to Company employees of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The 2004 Plan also authorizes the grant of awards consisting of nonqualified stock options, restricted stock, stock appreciation rights (“SARs”) and other awards, including cash bonuses. The shares of stock subject to the 2004 Plan will be Company common stock. The aggregate number of shares subject to such awards will not exceed 6,000,000 shares. The Board of Directors or a committee of the Board of Directors appointed to administer the 2004 Plan will have the authority in its discretion to appropriately adjust: (i) the aggregate number of shares of Company common stock subject to the 2004 Plan; (ii) the number and kind of shares of Company common stock subject to outstanding awards under the 2004; and (iii) the price per share of outstanding options, stock purchase rights, SARs and other awards. The 2004 Plan was approved by the shareholders at the Annual Meeting of Shareholders held June 29, 2004.

		Range of
	Number	Exercise	Weighted Average
Options Outstanding at	of Shares	Prices	Exercise Price

December 31, 2003	105,000	$9.05	$9.05
Granted	340,000	9.00	9.00
Cancelled	(50,000)	(9.00)	(9.00)

June 30, 2004	395,000	$9.01-$9.05	$9.01

      A summary of outstanding options exercisable under the Plans is presented in the schedule below.

Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(Years)	Price — Options	Exercisable	Price — Options

$9.00-$9.05	395,000	9.08	$9.00-$9.05	—	$9.00-$9.05

      The fair value of the options outstanding are calculated using the Black-Scholes option-pricing model. Assumptions used in the calculation included a 7.5% dividend yield, a 4.75% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.08 years, and a 0% volatility rate. The fair value at June 30, 2004 was $1.01 per option.

      The weighted average remaining contractual life of all options outstanding at June 30, 2004 was approximately nine years.

8.	Related Party Transactions

Advisory Agreement

Advisory Fees

      The Advisory Agreement between the Company and the Advisor, as amended, was renewed by the Board of Directors for an additional one-year term effective July 22, 2003. Under the terms of the Advisory Agreement, the Advisor has responsibility for the day-to-day operations of the Company, administers the Company’s accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by the Company’s Board of Directors, manages the Company’s property

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and renders other services deemed appropriate by the Company’s Board of Directors. The Advisor bears expenses incurred for the performance of its services and is entitled to reimbursement subject to certain limitations. Fees and costs reimbursed to the Advisor cannot exceed the greater of 2% of average invested assets, as defined, or 25% of net income for the previous four quarters as defined. As of June 30, 2004 and December 31, 2003, the Company had not exceeded the limitations. There were no amounts incurred or paid to the Advisor for services provided during the three and six months ended June 30, 2004 and 2003.

Real Estate Commissions

      The Company paid Realty $10,740,000 for real estate sales commissions in connection with the Company’s real estate acquisitions during the six months ended June 30, 2004.

Property Management Fees

      The Company pays Realty a property management fee equal to 5% of the gross income from the properties. For the six months ended June 30, 2004 and the year ended December 31, 2003, the Company paid management fees to Realty of $1,248,000 and $458,000, respectively.

Incentive Distributions

      The Advisor owns non-voting incentive performance units in G REIT, L.P., the Company’s Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s shareholders have received an 8% annual return on their invested capital. No incentive distributions were made to the Advisor for the six months ended June 30, 2004 and year ended December 31, 2003.

Offering Expenses

Selling Commissions

      NNN Capital Corp., the dealer manager of the offerings (the “Dealer Manager”), which is solely owned by Anthony Thompson, the Company’s President and Chief Executive Officer, received selling commissions of 7.5% and 7.0% of the aggregate gross offering proceeds from the initial and second offerings, respectively. The Dealer Manager re-allows 100% of commissions earned to participating broker dealers. The Dealer Manager received selling commissions of $17,603,000 and $12,855,000 for the six months ended June 30, 2004 and year ended December 31, 2003, respectively.

Marketing and Due Diligence Expense Reimbursement Fees

      The Dealer Manager also received marketing and due diligence expense reimbursement fees of 2.0% and 3.0% of the aggregate gross offering proceeds from the initial and second offerings, respectively. The Dealer Manager may re-allow up to 1% of these fees to participating broker dealers. The Dealer Manager received marketing and due diligence expense reimbursement fees of $7,390,000 and $3,428,000 for the six months ended June 30, 2004 and year ended December 31, 2003, respectively.

Organization and Offering Expenses

      The Advisor bears some of the Company’s organization and offering costs during its offerings. The Advisor may reimbursed for actual expenses incurred for up to 2.5% and 2.0% of the aggregate gross offering proceeds from the initial and second offerings, respectively. The Advisor was reimbursed $93,000 for the six months ended June 30, 2004 for organization and offering expenses.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Joint Venture

      On June 15, 2004, the Company, through its wholly owned subsidiary, GREIT TRS, Inc., formed NNN/ GREIT-TRS JV, LLC (“JV”), a joint venture with its Advisor. The Company contributed $20,000,000, for a 87.2% ownership interest in the JV. The JV subsequently invested in NNN Emerald Plaza, LLC. The JV agreement requires a guaranteed payment to the Company at the time the investment in NNN Emerald Plaza, LLC is sold to third parties. On July 14, 2004, the Company received its $20,000,000 investment along with the guaranteed payment of $1,000,000 pursuant to the JV agreement.

9.	Commitments and Contingencies

Operating Leases

      The Comerica Building in San Diego is encumbered by two ground leases under parts of the office building. Both ground leases expire in 2012, with the five rent options to extend for 10-years each, with no option to purchase. Rent increases every five years by the increase in the Wholesale Price Index. The lease end date is June 30, 2062 if all options are exercised. The total annual rent payment for both ground leases is $329,870 as of June 30, 2004.

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

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

      The Company’s commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on the Company’s consolidated financial position and results of operations.

10.	Restatement

      As noted in the Company’s 2003 10K/ A, selected 2003 amounts have been restated to reflect the effects of purchase price allocation adjustments for properties acquired during the year.

G REIT, Inc.

Statement of Operations

	Three Months Ended		Six Months Ended
	June 30, 2003		June 30, 2003

	(As restated)	(As reported)	(As restated)	(As reported)
Revenues
Rental income	$2,088,000	$2,068,000	$3,622,000	$3,543,000

	2,088,000	2,068,000	3,622,000	3,543,000
Expenses
Rental expenses	738,000	738,000	1,281,000	1,281,000
General and administrative	419,000	419,000	553,000	553,000
Depreciation	502,000	256,000	859,000	406,000
Amortization	57,000	—	106,000	—
Interest (including amortization of deferred financing fees)	442,000	442,000	867,000	867,000

	2,158,000	1,855,000	3,666,000	3,107,000

Net income (loss) before other income	(70,000)	213,000	(44,000)	436,000
Other income:
Interest and dividend income	12,000	12,000	24,000	24,000
Equity in earnings of unconsolidated real estate	(79,000)	39,000	(126,000)	107,000

Net income (loss)	$(137,000)	$264,000	$(146,000)	$567,000

Earnings (loss) per share — basic and diluted	$(0.02)	$0.05	$(0.03)	$0.13

Weighted average number of common shares outstanding — basic and diluted	5,494,000	5,494,000	4,287,000	4,287,000

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Subsequent Events

Acquisitions

      The Company purchased the following properties subsequent to June 30, 2004:

			Ownership	Total	Mortgage	Square	Commission
Property Description	Location	Purchase Date	Percentage	Purchase Price	Amount	Feet	to Realty

Western Place I & II	Fort Worth, TX	July 23, 2004	78.50%	$33,500,000	$24,000,000	431,000	$1,000,000
One Financial Plaza	St. Louis, MO	August 6, 2004	100.00%	37,000,000	—	434,000	1,155,000
Pax River Office	Lexington Park, MD	August 6, 2004	100.00%	14,450,000	—	172,000	420,000

Totals				$84,950,000	$24,000,000	1,037,000	$2,575,000

Other Events

Reincorporation in the State of Maryland

      At the Company’s Annual Shareholder’s Meeting held June 29, 2004, the shareholder’s approved a proposal for the reincorporation of the Company in the state of Maryland. Management anticipates that the reincorporation will take place in the third quarter of 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Company’s financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect the Company’s financial position as of June 30, 2004 and December 31, 2003, together with results of operations and cash flows for the three and six month periods ended June 30, 2004 and 2003.

Forward-Looking Statements

      Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/ regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)), availability of capital, interest rates, competition, supply and demand for operating properties in the Company’s current and proposed market areas and generally accepted accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

Overview and Background

      The Company was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia and operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain the REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Internal Revenue Code, to the shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, it would be subject to Federal income tax on its taxable income at regular corporate tax rates. As of June 30, 2004, the Company believes it is in compliance with all relevant REIT requirements.

      The Company was incorporated to acquire ownership interests in office, industrial and service real estate properties, which will have a government-tenant orientation. The Company completed its first property acquisition in September 2002. As of June 30, 2004, it has purchased interests in 22 properties, including 19 consolidated office properties and three unconsolidated interests in office properties.

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The advisory agreement between the Company and its Advisor has a one year term, and is subject to successive renewals with the written consent of the parties including a majority of its independent directors. The Company’s Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor.

Business Strategy

      The Company’s primary business strategy is to actively manage its portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. The Company believes that new real estate investments will have a significant impact on its future results of operations. Based on current cash resources, the Company believes that currently it has the capacity to acquire approximately $70,000,000 of new properties on a leveraged basis. If the Company is not successful in completing additional acquisitions, its future results of operations could be negatively impacted due to the dilutive impact of the uninvested funds. The Company may also sell existing properties and place the proceeds into investments it believes will generate higher long-term value.

Acquisitions During the Six Months Ended June 30, 2004

      The Company acquired the following properties during the six months ended June 30, 2004; for further discussion on the properties, see Note 3 to the condensed consolidated financial statements.

AmberOaks Corporate Center — Austin, Texas – January 20, 2004
Public Ledger Building — Philadelphia, Pennsylvania – February 13, 2004
Madrona Buildings — Torrance, California – March 31, 2004
Brunswig Square — Los Angeles, California – April 5, 2004
North Belt Corporate Center — Houston, Texas – April 8, 2004
Hawthorne Plaza — San Francisco, California – April 20, 2004
Pacific Place — Dallas, Texas – May 26, 2004
Comerica Building and Golden Eagle Plaza — San Diego, California – June 14, 2004

Critical Accounting Policies

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate assets, purchase price allocation, deferred assets and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2003.

Factors Which May Influence Results of Operations

Rental Income

      The amount of rental income generated by the Company’s properties depends principally on its ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations. Negative trends in one or more of these factors could adversely affect the Company’s rental income in future periods.

Scheduled Lease Expirations

      As of June 30, 2004, the Company’s portfolio was 90.6% leased to 385 tenants. Approximately 5.2% of the leased square footage expires during the remainder of 2004 and 8.2% of the leased square footage expires during 2005. The Company’s leasing strategy for 2004 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which the Company is unable to negotiate such renewals. Of the leases expiring in 2004, the Company anticipates 75% of the tenants will renew for another term.

Results of Operations

      Operating results are primarily comprised of income derived from the Company’s portfolio of properties. Because of the significant property acquisitions throughout the three and six months ended June 30, 2004 and the year ended December 31, 2003, the comparability of financial data from period to period is limited. Certain 2003 amounts have been restated to reflect the effects of purchase price allocation adjustments for properties acquired during 2003, see Note 10 to the condensed consolidated financial statements for additional information.

Comparison of the Three and Six Months Ended June 30, 2004 to the Three and Six Months Ended June 30, 2003

	Three Months Ended June 30,				Six Months Ended June 30,

				Percent				Percent
	2004	2003	Change	Change	2004	2003	Change	Change

		(As restated)				(As restated)
Revenues
Rental income	$20,302,000	$2,088,000	$18,214,000	872.32%	$32,811,000	$3,622,000	$29,189,000	805.88%

	20,302,000	2,088,000	18,214,000	872.32%	32,811,000	3,622,000	29,189,000	805.88%
Expenses
Rental expenses	7,771,000	738,000	7,033,000	952.98%	12,922,000	1,281,000	11,641,000	908.74%
General and administrative	786,000	419,000	367,000	87.59%	1,233,000	553,000	680,000	122.97%
Depreciation	5,671,000	502,000	5,169,000	1,029.68%	9,564,000	859,000	8,705,000	1,013.39%
Amortization	1,864,000	57,000	1,807,000	3,170.18%	2,912,000	106,000	2,806,000	2,647.17%
Interest (including amortization of deferred financing fees)	4,183,000	442,000	3,741,000	846.38%	6,150,000	867,000	5,283,000	609.34%

	20,275,000	2,158,000	18,117,000	839.53%	32,781,000	3,666,000	29,115,000	794.19%
Net income (loss) before other income and minority interest	27,000	(70,000)	97,000	138.57%	30,000	(44,000)	74,000	168.18%
Other income:
Interest and dividend income	215,000	12,000	203,000	1,691.67%	241,000	24,000	217,000	904.17%
Gain on sale of marketable securities	111,000	—	111,000	—	111,000	—	111,000	—
Equity in earnings of unconsolidated real estate	97,000	(79,000)	176,000	222.78%	101,000	(126,000)	227,000	180.16%

Net income (loss) before minority interest	450,000	(137,000)	587,000	428.47%	483,000	(146,000)	629,000	430.82%
Minority interest	4,000	—	4,000	—	6,000	—	6,000	—

Net income (loss)	$446,000	$(137,000)	$583,000	425.55%	$477,000	$(146,000)	$623,000	426.71%

      Rental income increased $18,214,000 or 872% to $20,302,000 and $29,189,000 or 806% to $32,811,000 during the three and six months ended June 30, 2004, respectively, when compared with the same periods of the prior year. These increases were attributable to the eight properties acquired during 2004 and six properties acquired in the last half of 2003.

      Rental expenses increased $7,033,000, or 953% to $7,771,000 and $11,641,000, or 909% to $12,922,000 during the three and six months ended June 30, 2004, respectively, when compared with the same period of the prior year. These increases were attributable to the eight properties acquired during 2004 and six properties acquired in the last half of 2003.

      General and administrative expenses consist primarily of third party professional legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. General and administrative expenses increased $367,000, or 88%, to $786,000 and $680,000, or 123%, to $1,233,000 during the three and six months ended June 30, 2004, respectively when compared with the same period of the prior year. The increase was associated with the fourteen properties acquired since June 30, 2003.

      Interest expense increased $3,741,000, or 846% to $4,183,000 and $5,283,000, or 609% to $6,150,000 during the three and six months ended June 30, 2004, respectively, when compared to the same period of the prior year. The increase was due to the borrowings on the fourteen property acquisitions since June 30, 2003.

      Depreciation expense and amortization of leasing commissions increased $6,976,000, or 1,248% to $7,535,000 and $11,511,000, or 1,193% during the three and six months ended June 30, 2004, respectively, when compared with the same period of the prior year. The increase is attributable to the eight properties acquired during 2004 and six properties acquired in the last half of 2003.

      Interest and dividend income increased $203,000, or 1,692%, to $215,000 and $217,000, or 904% to $241,000 during the three and six months ended June 30, 2004, respectively, when compared with the same period of the prior year. The increase was primarily due to earnings in 2004 on short-term investments of cash pending its investment in acquired properties and dividends on investments in marketable securities.

      Gain on sale of marketable securities was due to the purchase and sale of REIT investments for the three months ended June 30, 2004.

      As a result of the above items, net income for the three and six months ended June 30, 2004 was $446,000 or $0.01 per dilutive share and $477,000, or $0.02 per dilutive share respectively, compared with a loss of $137,000, or ($0.02) per dilutive share and a loss of $146,000, or ($0.03) per dilutive share for the three and six months ended June 30, 2003, respectively.

Liquidity and Capital Resources

Cash Flows

      Cash flows provided by operating activities increased by $9,818,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase was primarily due to net income, increases in depreciation and amortization of the assets and accounts payable, offset in part by amortization of deferred revenue and increases in accounts receivable of the eight properties acquired in 2004 and six properties acquired in last half of 2003.

      Cash flows used in investing activities was $209,139,000 for the six months ended June 30, 2004. The use of cash was primarily for the acquisition of eight properties purchased during 2004.

      Cash flows provided by financing activities was $224,236,000 for the six months ended June 30, 2004. The increase was due to the proceeds from issuance of 26,296,000 shares of common stock that resulted in net proceeds of $236,132,000 offset in part by the distributions paid in 2004 of $9,819,000.

      As a result of the above, cash and cash equivalents increased $26,536,000 for the six months ended June 30, 2004 to $42,069,000.

Capital Resources

Public Offering of Equity Securities/ Use of Proceeds

      Pursuant to a registration statement on Form S-11/A under the Securities Act of 1933, as amended, which was declared effective by the SEC on July 22, 2002 (the “Initial Offering”), the Company offered for sale to the public on a “best efforts” basis a maximum of 20,000,000 shares of its common stock at a price of $10 per share and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan (the “DRIP”) under which its shareholders may elect to have dividends reinvested in additional shares of common stock. On February 9, 2004, the Company terminated the Initial Offering and began the sale to the public on a “best efforts” basis of 27,000,000 shares of its common stock at a price of $10 per share and up to 1,500,000 additional shares in accordance with the DRIP pursuant to a registration statement on Form S-11/A declared effective by the SEC on January 23, 2004 (the “Second Offering” and, together with the Initial Offering, the “Offerings”). On April 30, 2004, the Company terminated its Second Offering, the DRIP and the share repurchase plan.

      From its inception through June 30, 2004, the Company sold and issued 43,858,000 of its shares of common stock pursuant to its Offerings resulting in gross proceeds of $437,350,000. Net proceeds after selling commissions, marketing and due diligence costs and organization and offering expenses totaled $393,041,000.

      Management anticipates that 87.5% of the gross offering proceeds of both of the Offerings will be used to acquire real estate and the balance will be used to pay various fees and expenses.

Financing

      Notes and contracts payable as a percentage of total capitalization increased to 54.8% at June 30, 2004 from 54.3% at December 31, 2003. This increase was due to the increase of mortgages due to the acquisitions, offset in part by the increase in shareholders equity due to the Company’s Offerings.

      The Company’s operating partnership has a secured line of credit with a group of banks led by LaSalle Bank National Association (“LaSalle”), which matures on January 30, 2006. At June 30, 2004, advances under this credit facility bear interest at the choice of the Company at the Prime Rate or the LIBOR plus margin of 2.50% per annum, declining to 2.25% when the Company meets certain conditions, which include attaining $50,000,000 in net worth, no default on advances, and full compliance with other covenants under the credit facility. Advances are subject to a floor rate of 3.90% per annum. The Company is required to make interest only payments on a monthly basis. As of June 30, 2004, the Company’s borrowings under this credit facility totaled $53,369,000 and undrawn amounts under the credit facility totaled $131,631,000. On April 1, 2004, the Company amended its credit agreement to increase the line of credit to $185,000,000 with the option to increase the amount up to $350,000,000.

      The Company intends to acquire additional properties and may seek to fund these acquisitions through utilization of the current cash balances and/or proceeds received from a combination of subsequent equity issuances, debt financings or asset dispositions. There may be a delay between a sale of shares of common stock and purchases of properties, which may result in a delay in the benefits to shareholders of returns generated from property operations. During such a period, the Company may temporarily invest any unused proceeds from the offering in investments that could yield lower returns than investments in real estate.

REIT Requirements

      In order to qualify as a REIT for Federal income tax purposes, the Company is required to make distributions to its shareholders of at least 90% of REIT taxable income. Cash flow from operating activities is expected to be used for distributions to shareholders.

Other Events

      The Company is still considering the possibility of pursuing an additional public offering of shares of its common stock and the listing of its common stock on a national securities exchange. If the Company pursues such a transaction, the Company anticipates that it:

•	Will require substantial management and financial resources to complete;

•	Will likely require changes to its capitalization;

•	Will involve the acquisition of a significant number of additional properties; and

•	Will include acquisitions of companies owned or controlled by affiliates, including Anthony W. Thompson, the Company’s Chief Executive Officer.

      If the transaction is pursued and completed:

•	The Company will be substantially larger, which will provide challenges to the Company’s executives to manage such a company;

•	The properties and businesses the Company acquires may have risks and liabilities greater than or different from its existing portfolio or may otherwise perform less well than the Company anticipates; and

•	The Company will become publicly listed.

      The Company is still assessing this type of transaction and cannot guarantee that it will enter into such a transaction, or if it does, when it will be completed, although it is unlikely to be completed in 2004.

Contractual Obligations

      The following table provides information with respect to the maturities, scheduled principal repayments of secured debt and line of credit and scheduled interest payments of the fixed rate debt at June 30, 2004. It also provides information about the minimum commitments due in connection with ground lease obligations at June 30, 2004. The table does not reflect available extension options.

	Payments Due by Period

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(2004)	(2005-2006)	(2007-2008)	(After 2008)	Total

Principal payments — variable rate debt	$81,000	$169,600,000	$18,814,000	$126,095,000	$314,590,000
Principal payments — fixed rate debt	91,000	1,988,000	15,795,000	69,495,000	87,369,000
Principal payments — credit facility	—	53,369,000	—	—	53,369,000
Interest payments — fixed rate debt	2,347,000	9,296,000	8,366,000	8,547,000	28,556,000
Ground lease obligations	185,000	742,000	742,000	1,417,000	3,086,000

Total	$2,704,000	$234,995,000	$43,717,000	$205,554,000	$486,970,000

Off-Balance Sheet Arrangements

      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on the

Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Acquisitions

      The Company purchased the following properties subsequent to June 30, 2004:

				Total
			Ownership	Purchase	Mortgage	Square	Commission
Property Description	Location	Purchase Date	Percentage	Price	Amount	Feet	to Realty

Western Place I & II	Fort Worth, TX	July 23, 2004	78.50%	$33,500,000	$24,000,000	431,000	$1,000,000
One Financial Plaza	St. Louis, MO	August 6, 2004	100.00%	37,000,000	—	434,000	1,155,000
Pax River Office	Lexington Park, MD	August 6, 2004	100.00%	14,450,000	—	172,000	420,000

Totals				$84,950,000	$24,000,000	1,037,000	$2,575,000

     Other Events

Reincorporation in the State of Maryland

      At the Company’s Annual Shareholder’s Meeting held June 29, 2004, the shareholder’s approved a proposal for the reincorporation of the Company in the state of Maryland. Management anticipates that the reincorporation will take place in the third quarter of 2004.

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

Funds from Operations

      The Company defines Funds from Operations (“FFO”), a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trust (“NAREIT”), in April 2002. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect funds from operations.

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

      The Company’s FFO reporting complies with NAREIT’s policy described above.

      Following is the calculation of FFO for the six months ended June 30, 2004 and 2003:

	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003

Net income (loss)	$477,000	$(146,000)
Depreciation — consolidated properties	9,564,000	859,000
Depreciation — unconsolidated properties	639,000	568,000

Funds from operations	$10,680,000	$1,281,000

Weighted average common shares outstanding — basic and diluted	30,735,000	4,287,000

Gain on the sale of investments included in net income (loss) and FFO	$111,000	$—

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

      The Company’s interest rate risk is monitored using a variety of techniques. The table below presents, as of June 30, 2004, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt	$91,000	$709,000	$1,279,000	$10,843,000	$4,952,000	$69,495,000	$87,369,000
Average interest rate on maturing debt	6.22%	5.48%	5.37%	5.85%	6.48%	5.20%	5.36%
Variable rate debt	$82,000	$62,918,000	$160,050,000	$16,529,000	$2,285,000	$126,095,000	$367,959,000
Average interest rate on maturing debt	4.75%	2.90%	3.67%	4.20%	3.92%	3.88%	3.64%

      The fair estimated value of debt approximates its June 30, 2004 carrying amount.

      The weighted average interest rate of mortgage debt as of June 30, 2004 was approximately 3.97%. At June 30, 2004, the Company’s mortgage debt consisted of $87,369,000 or 19% of the total debt at a fixed interest rate of 5.36% and $367,959,000 or 81% of the total debt at a weighted average variable interest rate of 3.64%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of June 30, 2004, for example, a .25% increase in LIBOR would have increased the overall annual interest expense by approximately $460,000 or less than 6.9%.

Item 4.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of June 30, 2004, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

      On June 29, 2004, the Company held its Annual Meeting of Shareholders. At the meeting, shareholders voted on the election of directors to the Company’s Board of Directors, the approval of the

Company’s 2004 Incentive Award Plan, the proposal to change the Company’s state of incorporation from Virginia to Maryland (or if not adopted, to consider and vote upon an amendment to the articles of incorporation increasing the number of authorized $0.01 par value shares of common stock from 50,000,000 to 300,000,000 and increasing the number of authorized $0.01 par value shares of preferred stock from 10,000,000 to 50,000,000) and the ratification of the accounting firm Deloitte and Touche LLP. The shareholders voted to elect the following persons as directors for one year terms: W. Brand Inlow, Edward Johnson, Anthony W. Thompson, D. Fleet Wallace, and Gary Wescombe, to approve 2004 Incentive Award Plan, to change the state of incorporation to Maryland and to ratify the appointment of Deloitte and Touche, LLP as the Company’s independent auditors for 2004.

      The Company received proxies representing 56.06% of the Company’s 43,700,380 shares of common stock outstanding as of May 10, 2004, the record date. The number of votes for, against, abstaining and withheld were as follows:

Directors:	For	Against	Abstain	Withheld

W. Brand Inlow	23,945,981	11,118	181,380	—
Edward Johnson	23,924,821	27,637	181,380	—
Anthony W. Thompson	23,937,451	20,087	181,380	—
D. Fleet Wallace	23,927,250	25,208	181,380	—
Gary Wescombe	23,926,392	11,118	181,380	—
Approval of 2004 Incentive Plan	19,465,662	3,549,844	1,483,407	—
Approval of reincorporation in Maryland	22,347,836	1,003,302	1,147,775	—
Ratification of Deloitte and Touche, LLP as auditors	23,395,459	401,396	702,059	—

Item 5.	Other Information.

      None.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.3	Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.4	Amended and Restated Bylaws of the Company (included as Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.5	Second Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.6	Third Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on July 3, 2002 (File No. 333-76498) and incorporated herein by this reference).

4.1	Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.3	Amended and Restated Repurchase Plan (included as Exhibit D to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between the Company and Triple Net Properties, LLC (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Escrow Agreement (included as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by reference).
10.8	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. and Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Form 8-K filed by the Company on March 31, 2003 and incorporated herein by reference).
10.9	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included) as Exhibit 10.8 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10.10	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, L.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G RET — Two Corporate Plaza (included as Exhibit 10.09 to the Form 8-K filed by the Company on December 13, 2002 and incorporated herein by reference).
10.11	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated September 9, 2002, between 1200 N Street, Ltd. and Triple Net Properties, LLC, an assigned to GREIT — Atrium Building, LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.13	Form of Escrow Agreement (included as Exhibit 10.13 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).

10.14	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to GREIT — Park Sahara, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on March 28, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/K/A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.17	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teacher Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 24, 2003 and incorporated herein by reference).
10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 31, 2003 and incorporated herein by reference).
10.21	Purchase and Sale Agreement and Joint Escrow Instructions dated as of September 26, 2003 by and between Intrarock 1, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on January 9, 2004 and incorporated herein by reference).
10.22	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.23	First Amendment and Reinstatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.24	Purchase and Sale Agreement dated as of December , 2003 by and between Consortium Two — Public Ledger, L.P. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.25	Letter Agreement (First Amendment) to Purchase and Sale Agreement dated as of January 8, 2004 (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.26	Letter Agreement (Second Amendment) to Purchase and Sale Agreement dated as of January 12, 2004 (included as Exhibit 10.3 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).

10.27	Third Amendment to Purchase and Sale Agreement dated as of February 4, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.4 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.28	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.29	Agreement for Purchase and Sale of Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.30	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.3 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.31	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.4 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.32	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.5 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.33	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.34	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.35	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.03 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.36	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.04 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.37	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.05 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.38	Contract of Sale dated as of March 1, 2004 by and between 1910 PP Limited Partnership and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by the Company on June 3, 2004 and incorporated herein by reference).
10.39	First Amendment and Reinstatement to Contract of Sale dated as of May 18, 2004 by and between 1910 PP Limited Partnership and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by the Company on June 3, 2004 and incorporated herein by reference).
10.40	Agreement For the Purchase and Sale of Property dated as of April 27, 2004 by and between 400 West Broadway, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by the Company on June 21, 2004 and incorporated herein by reference).

10.41	2004 Incentive Award Plan (included as Appendix A to the Definitive Proxy filed by the Company on May 27, 2004 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The following Reports on Form 8-K were filed during the quarter ended June 30, 2004:

      On April 8, 2004, the Company filed a Current Report on Form 8-K dated March 31, 2004 to report the acquisitions of the Madrona Buildings in Torrance, California, Brunswig Square in Los Angeles, California, North Belt Corporate Center in Houston, Texas and the potential acquisition of Hawthorne Plaza in San Francisco, California.

      On April 9, 2004, the Company filed a Current Report on Form 8-K dated April 5, 2004 to report the resignation of Diana M. Laing as the Company’s Chief Financial Officer and the appointment of Richard Hutton as the Company’s Interim Chief Financial Officer.

      On April 28, 2004, the Company filed a Current Report on Form 8-K/A dated February 13, 2004 to file the required Item 7 financial statements with respect to the Company’s acquisition of the Public Ledger Building in Philadelphia, Pennsylvania.

      On April 29, 2004, the Company filed a Current Report on Form 8-K/A dated February 13, 2004 to amend the Form 8-K/A filed on April 28, 2004.

      On June 3, 2004, the Company filed a Current Report on Form 8-K dated May 26, 2004 to report the acquisition of Pacific Place in Dallas, Texas.

      On June 14, 2004, the Company filed a Current Report on Form 8-K/A dated March 31, 2004 to file the required Item 7 financial statements with respect to the Company’s acquisitions of the Madrona Buildings in Torrance, California, Brunswig Square in Los Angeles, California, and Hawthorne Plaza in San Francisco, California.

      On June 21, 2004, the Company filed a Current Report on Form 8-K dated May 31, 2004 to report the acquisitions of the Comerica Building and Golden Eagle Plaza in San Diego, California and to report the refinancing of five of the Company’s properties.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G REIT, INC.
(Registrant)

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer

By:	/s/ RICHARD T. HUTTON, JR.

Richard T. Hutton, Jr.
Interim Chief Financial Officer

Date: August 16, 2004

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.3	Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.4	Amended and Restated Bylaws of the Company (included as Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.5	Second Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.6	Third Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on July 3, 2002 (File No. 333-76498) and incorporated herein by this reference).
4.1	Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.3	Amended and Restated Repurchase Plan (included as Exhibit D to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between the Company and Triple Net Properties, LLC (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Escrow Agreement (included as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by reference).
10.8	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. and Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Form 8-K filed by the Company on March 31, 2003 and incorporated herein by reference).

10.9	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included) as Exhibit 10.8 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10.10	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, L.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G RET — Two Corporate Plaza (included as Exhibit 10.09 to the Form 8-K filed by the Company on December 13, 2002 and incorporated herein by reference).
10.11	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated September 9, 2002, between 1200 N Street, Ltd. and Triple Net Properties, LLC, an assigned to GREIT — Atrium Building, LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.13	Form of Escrow Agreement (included as Exhibit 10.13 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to GREIT — Park Sahara, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on March 28, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/K/A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.17	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teacher Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 24, 2003 and incorporated herein by reference).
10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 31, 2003 and incorporated herein by reference).

10.21	Purchase and Sale Agreement and Joint Escrow Instructions dated as of September 26, 2003 by and between Intrarock 1, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on January 9, 2004 and incorporated herein by reference).
10.22	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.23	First Amendment and Reinstatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.24	Purchase and Sale Agreement dated as of December , 2003 by and between Consortium Two — Public Ledger, L.P. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.25	Letter Agreement (First Amendment) to Purchase and Sale Agreement dated as of January 8, 2004 (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.26	Letter Agreement (Second Amendment) to Purchase and Sale Agreement dated as of January 12, 2004 (included as Exhibit 10.3 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.27	Third Amendment to Purchase and Sale Agreement dated as of February 4, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.4 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.28	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.29	Agreement for Purchase and Sale of Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.30	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.3 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.31	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.4 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.32	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.5 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.32	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.5 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.33	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).

10.34	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.35	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.03 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.36	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.04 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.37	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.05 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.38	Contract of Sale dated as of March 1, 2004 by and between 1910 PP Limited Partnership and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by the Company on June 3, 2004 and incorporated herein by reference).
10.39	First Amendment and Reinstatement to Contract of Sale dated as of May 18, 2004 by and between 1910 PP Limited Partnership and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by the Company on June 3, 2004 and incorporated herein by reference).
10.40	Agreement For the Purchase and Sale of Property dated as of April 27, 2004 by and between 400 West Broadway, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by the Company on June 21, 2004 and incorporated herein by reference).
10.41	2004 Incentive Award Plan (included as Appendix A to the Definitive Proxy filed by the Company on May 27, 2004 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.