Form 10-Q
period 2004-09-30
G REIT INC
filed 2004-11-15
CIK 1164246

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-50261

G REIT, Inc.

(Exact name of registrant as specified in its charter)

Maryland	52-2362509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California 92705 (Address of principal executive offices)	(877) 888-7348 (Registrant’s telephone number, including area code)

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

      As of November 15, 2004, there were 43,855,000 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.

FORWARD-LOOKING STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

      The accompanying September 30, 2004 and 2003 interim financial statements of G REIT, Inc. (the “Company”) required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these interim financial statements present fairly the financial condition, results of operations and cash flows of the Company, but should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K/ A previously filed with the Securities and Exchange Commission.

G REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$781,783,000	$298,606,000
Investments in unconsolidated real estate	13,191,000	14,157,000

	794,974,000	312,763,000
Cash and cash equivalents	22,543,000	15,533,000
Investment in marketable securities	1,864,000	—
Accounts receivable, net	4,312,000	2,082,000
Accounts receivable from related parties	168,000	—
Restricted cash	20,943,000	2,111,000
Real estate deposits	—	2,600,000
Deferred financing costs, net	6,415,000	3,947,000
Identified intangible assets, net of accumulated amortization of $8,367,000 and $599,000 at September 30, 2004 and December 31, 2003, respectively	67,667,000	6,086,000
Other assets, net	4,124,000	739,000

Total assets	$923,010,000	$345,861,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage loans payable	$442,376,000	$97,287,000
Line of credit	58,369,000	81,534,000
Accounts payable and accrued liabilities	19,653,000	4,157,000
Security deposits and prepaid rent	4,804,000	3,090,000
Identified intangible liabilities, net of accumulated amortization of $3,389,000 and $472,000 at September 30, 2004 and December 31, 2003, respectively	21,506,000	7,972,000
Distributions payable	2,741,000	1,036,000

	549,449,000	195,076,000
Minority interests	7,632,000	263,000
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 43,855,000 and 17,562,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	439,000	176,000
Additional paid-in capital	392,580,000	156,733,000
Distributions in excess of earnings	(27,022,000)	(6,387,000)
Accumulated other comprehensive loss	(68,000)	—

Total stockholders’ equity	365,929,000	150,522,000

Total liabilities and stockholders’ equity	$923,010,000	$345,861,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		As Restated		As Restated
Revenues:
Rental income	$29,271,000	$3,332,000	$62,082,000	$6,954,000
Expenses:
Rental expenses	12,328,000	1,495,000	25,250,000	2,776,000
General and administrative	640,000	375,000	1,873,000	928,000
Depreciation	7,566,000	703,000	17,130,000	1,562,000
Amortization	3,785,000	71,000	6,697,000	177,000
Interest (including amortization of deferred financing costs)	6,857,000	843,000	13,007,000	1,710,000

	31,176,000	3,487,000	63,957,000	7,153,000

Loss before other income, minority interest and income taxes	(1,905,000)	(155,000)	(1,875,000)	(199,000)
Other income:
Interest and dividend income	104,000	53,000	345,000	77,000
Gain on sale of marketable securities and joint venture	1,290,000	—	1,401,000	—
Equity in earnings (loss) of unconsolidated real estate	(356,000)	156,000	(255,000)	30,000

	1,038,000	209,000	1,491,000	107,000

Income (loss) before minority interest and income taxes	(867,000)	54,000	(384,000)	(92,000)
Minority interest	37,000	4,000	43,000	4,000
Income taxes	414,000	—	414,000	—

Net income (loss)	$(1,318,000)	$50,000	$(841,000)	$(96,000)

Earnings (loss) per share — basic and diluted	$(0.03)	$0.01	$(0.02)	$(0.02)

Weighted average number of common shares outstanding — basic and diluted	43,855,000	9,760,000	35,141,000	6,067,000

Distributions declared per share	$0.19	$0.15	$0.56	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2004
(Unaudited)

	Common Stock

			Additional	Distributions	Accumulated
	Number of		Paid-In	in Excess of	Comprehensive
	Shares	Par Value	Capital	Earnings	Loss	Total

BALANCE — December 31, 2003	17,562,000	$176,000	$156,733,000	$(6,387,000)	$—	$150,522,000
Net loss	—	—	—	(841,000)	—	(841,000)
Unrealized loss on marketable securities	—	—	—	—	(68,000)	(68,000)

Comprehensive loss						(909,000)
Issuance of common stock	26,293,000	263,000	235,847,000	—	—	236,110,000
Distributions	—	—	—	(19,794,000)	—	(19,794,000)

BALANCE — September 30, 2004	43,855,000	$439,000	$392,580,000	$(27,022,000)	$(68,000)	$365,929,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(841,000)	$(96,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Gain on sale of marketable securities and joint venture	(1,401,000)	—
Depreciation and amortization (including deferred financing costs and above/below market leases)	21,496,000	1,925,000
Swap collar interest	(58,000)	287,000
Equity in (earnings) loss from investments in unconsolidated real estate	255,000	(30,000)
Minority interest expense	43,000	4,000
Change in operating assets and liabilities:
Accounts receivable	2,126,000	(105,000)
Other assets	100,000	109,000
Accounts payable and accrued liabilities	8,681,000	1,991,000
Security deposits and prepaid rent	433,000	495,000

Net cash provided by operating activities	30,834,000	4,580,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(206,115,000)	(65,660,000)
Purchase of investments in unconsolidated real estate	—	(14,980,000)
Distributions from investments in unconsolidated real estate	1,856,000	—
Capital expenditures	(2,135,000)	(186,000)
Purchase of marketable securities	(8,541,000)	—
Proceeds from sale of marketable securities	6,864,000	—
Restricted cash	(7,325,000)	(89,000)

Net cash used in investing activities	(215,396,000)	(80,915,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	236,110,000	85,980,000
Borrowings under line of credit	—	27,135,000
Repayments under line of credit	(11,560,000)	(26,000,000)
Principal repayments on notes payable	(14,489,000)	(6,788,000)
Payment of deferred financing costs	(208,000)	(1,810,000)
Minority interests contributions	23,000	269,000
Minority interests distributions	(215,000)	—
Distributions	(18,089,000)	(1,579,000)

Net cash provided by financing activities	191,572,000	77,207,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,010,000	872,000
CASH AND CASH EQUIVALENTS — beginning of period	15,533,000	8,469,000

CASH AND CASH EQUIVALENTS — end of period	$22,543,000	$9,341,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,948,000	$962,000

Income taxes	$16,005	$1,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investing Activities:
Increase in assets net of liabilities of acquisitions	$6,053,000	$—
Increase in intangible assets less intangible liabilities of acquisitions	$57,383,000	$—
Increase in investment in operating properties	$498,171,000	$35,870,000
Mortgage loan upon acquisition of property	$327,038,000	$10,160,000
Minority interest liability of acquisitions	$7,518,000	$—
Financing Activities:
Refinancing of property	$11,605,000	$—
Issuance of common stock for dividends reinvested	$3,191,000	$1,235,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Description of Business

      G REIT, Inc. (the “Company”), was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. The Company has qualified and elected to be treated as a real estate investment trust (“REIT”) for Federal income tax purposes. The Company was incorporated to primarily acquire ownership interests in office, industrial and service real estate properties, which will have a government-tenant orientation. On September 27, 2004, the Company was reincorporated in the State of Maryland as approved by the stockholders at the 2004 Annual Meeting of Shareholders. As of September 30, 2004, the Company owned interests in 24 real estate properties, including 22 consolidated properties and two unconsolidated properties.

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Company and the Advisor entered into an advisory agreement (the “Advisory Agreement”) which has a one year term that expires on July 22, 2005, and is subject to successive renewals. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor (See Note 10).

      As of September 30, 2004, the Company owned interests in 24 properties aggregating a total gross leasable area (“GLA”) of approximately 6.6 million square feet. Tenants with a government-tenant orientation occupied approximately 41% of the total GLA of these properties. At September 30, 2004, approximately 87% of the total GLA of these properties was leased to tenants in occupancy and paying rent.

      The Company owns all of its interests in properties through its majority-owned subsidiary, G REIT, L.P., a Virginia limited partnership (the “Operating Partnership”), and conducts substantially all of its operations through the Operating Partnership. As of September 30, 2004, the Company was the sole general partner of the Operating Partnership and owned 100% of the equity interests therein, except for 100 incentive non-voting ownership units issued to the Company’s Advisor. The incentive units entitle the Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital (as defined) has been paid to the Company’s stockholders. In addition, the Advisor is entitled to incentive distributions from net proceeds from the sale of the Company’s properties after the Company’s stockholders have received their invested capital plus an 8% return on such invested capital.

2.	Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and any variable interest entities (as defined in Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised (“FIN 46R”)) that the Company has concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. All references to the Company include the Operating Partnership and its subsidiaries.

Interim Financial Data

      The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes require by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in the Company’s opinion, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2003 Annual Report on Form 10-K/ A as filed with the SEC.

Restricted Cash

      Restricted cash is comprised of impound reserve accounts for property taxes, insurance and tenant improvements.

Investment in Marketable Securities

      Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities of public REIT’s. The Company classifies its marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If the Company believes that a decline in the value of an equity security is temporary in nature, it records the change in other comprehensive income (loss) in stockholders’ equity. If the decline is believed to be other than temporary, the equity security is written down to the fair value and a realized loss is recorded on the Company’s statement of operations. There was no realized gain/loss recorded by the Company due to the write down in value for the periods ended September 30, 2004 and 2003. Management’s assessment of a decline in value includes, among other things, its current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, the Company may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

Purchase Price Allocation

      In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, the Company, with the assistance from independent valuation specialists, allocates the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.

      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible in-place lease asset and below market lease values are included in intangible lease liability in the accompanying condensed consolidated financial statements and are amortized to rental income over the weighted average remaining term of the acquired leases with each property.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.

      These allocations are subject to change based on continuing due diligence or other evidence, which may be obtained in the future to further substantiate these values.

Reclassifications

      Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation.

Derivative Financial Instruments

      The Company is exposed to the effect of interest rate changes in the normal course of business. The Company seeks to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. The Company employs derivative instruments, including interest rate swaps and caps, to effectively convert a portion of its variable-rate debt to fixed-rate debt. The Company does not enter into derivative instruments for speculative purposes.

      Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change. The Company recorded $350,000 as an increase and $58,000 as a reduction to interest expenses for the three and nine months ended September 30, 2004, respectively and $253,000 and $287,000 as an increase to interest expense for the three and nine months ended September 30, 2003, respectively, for interest rate swaps and collars.

Income Taxes

      The Company operates as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income for the year, as defined by the Internal Revenue Code (the “Code”), to its stockholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Although the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income. The Company believes that it has met all of the REIT distribution and technical requirements for the nine months ended September 30, 2004 and the year ended December 31, 2003 and was not subject to any federal income taxes. Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

      On June 14, 2004, the Company formed G REIT TRS, Inc. (“TRS”), a taxable REIT subsidiary. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, the Company, through its TRS is subject to corporate federal income taxes on the

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

TRS taxable income. During the three and nine months ended September 30, 2004, income tax expense was $414,000 of which $398,000 related to the activities of the TRS.

Per Share Data

      The Company reports earnings (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented is computed by dividing the net income or loss by the weighted average number of common shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of common shares and all potentially dilutive securities. The Company’s potentially dilutive securities were options. As of September 30, 2004 and December 31, 2003 there were 395,000 and 105,000 options, respectively, which are accounted for under the treasury method. The options did not have a dilutive effect on earnings (loss) per share.

Use of Estimates

      The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the revenues and expenses for the reporting period. Actual results could differ from those estimates, potentially in adverse ways.

Stock Options

      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, the Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. If the Company had elected to adopt the expense recognition provisions of SFAS No. 123, the impact on net income (loss) and earnings (loss) per share of common stock would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Reported net income (loss)	$(1,318,000)	$50,000	$(841,000)	$(96,000)
Less: Total stock based employee compensation expense determined under fair value based method for all awards	51,000	12,000	137,000	37,000

Pro forma net income (loss)	$(1,369,000)	$38,000	$(978,000)	$(133,000)

Reported net income (loss) per share — basic and diluted	$(0.03)	$0.00	$(0.02)	$(0.02)

Pro forma net income (loss) per share — basic and diluted	$(0.03)	$0.00	$(0.03)	$(0.02)

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      These pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model, assuming a 7.5% dividend yield, a 4.25% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 8.8 years, and a volatility rate of 0%.

Segments

      The Company internally evaluates all properties as one industry segment and, accordingly, does not report segment information.

3.	Real Estate Investments

Consolidated Properties:

      The Company’s investment in consolidated properties at September 30, 2004 and December 31, 2003 is summarized as follows:

	September 30,	December 31,
	2004	2003

	(Unaudited)
Buildings and tenant improvements	$662,577,000	$253,211,000
Land	139,800,000	48,848,000

	802,377,000	302,059,000
Less: accumulated depreciation	(20,594,000)	(3,453,000)

	$781,783,000	$298,606,000

Acquisitions

      As of September 30, 2004, the Company’s investment in consolidated real estate consisted of 22 properties, which represents an increase of 11 properties from December 31, 2003. The Company’s 2004 acquisitions are as follows:

						Borrowing
			Ownership		Purchase	Incurred at	Square	Commission
Property Description	Location	Purchase Date	Percentage		Price	Acquisition(1)	Feet	to Realty(2)

AmberOaks Corporate Center	Austin, TX	January 20, 2004	100.00%		$35,525,000	$14,250,000	282,000	$909,000
Public Ledger Building	Philadelphia, PA	February 13, 2004	100.00%		33,950,000	25,000,000	471,000	965,000
Madrona Buildings	Torrance, CA	March 31, 2004	100.00%		45,900,000	28,458,000	211,000	1,350,000
Brunswig Square	Los Angeles, CA	April 5, 2004	100.00%		23,805,000	15,830,000	24,000	716,000
North Belt Corporate Center	Houston, TX	April 8, 2004	100.00%		12,675,000	—	156,000	400,000
Hawthorne Plaza	San Francisco, CA	April 20, 2004	100.00%		97,000,000	62,750,000	419,000	2,900,000
Pacific Place	Dallas, TX	May 26, 2004	100.00%		29,900,000	—	324,000	897,000
San Diego Portfolio	San Diego, CA	June 14, 2004	100.00%		173,500,000	126,000,000	762,000	2,603,000
Western Place I & II	Fort Worth, TX	July 23, 2004	78.50	%(3)	33,500,000	24,000,000	431,000	1,000,000
Pax River Office Park	Lexington Park, MD	August 6, 2004	100.00%		14,450,000	—	172,000	420,000
One Financial Plaza	St. Louis, MO	August 6, 2004	77.63	%(3)	37,000,000	30,750,000	434,000	1,155,000

Totals					$537,205,000	$327,038,000	3,686,000	$13,315,000

(1)	The numbers in this column represent the amount of the mortgage loan assumed by the Company upon the closing of the acquisition by the Company or newly placed on the property at closing.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(2)	Triple Net Properties Realty, Inc. (“Realty”), an affiliate of the Advisor, which is solely owned by Anthony W. Thompson, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors.

(3)	The tenant in common ownership interest of the Company.

      During the nine months ended September 30, 2004, the Company completed the acquisition of nine wholly-owned properties and two tenant in common (“TIC”) interests in two properties with TIC interests of 78.50% and 77.63%, adding a total of approximately 3.7 million square feet to the Company’s property portfolio. The aggregate purchase price was approximately $537,205,000, of which $327,038,000 was financed with mortgage debt. The Company paid approximately $13,315,000 in commissions to Realty in connection with these acquisitions. In accordance with SFAS No. 141, the Company allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During the three and nine months ended September 30, 2004, the Company has allocated and recorded approximately $11,400,000 and $69,900,000, respectively, of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Such intangible assets are being amortized over the respective property’s weighted average term of the underlying leases ranging from 17 to 80 months. Total amortization of the lease intangible assets for the three and nine months ended September 30, 2004 was approximately $4,300,000 and $7,900,000, respectively. In the case of certain acquisitions, the Company has recorded lease intangible liabilities related to the acquired below market leases which aggregated $686,000 and $16,500,000 for the three and nine months ended September 30, 2004, respectively. The lease intangible liabilities are being amortized over the respective property’s weighted average term of the underlying leases ranging from 14 to 89 months. Amortization of approximately $2,800,000 and $5,900,000 was recorded for the three and nine months ended September 30, 2004, respectively.

Investments in Unconsolidated Real Estate

      Investments in unconsolidated real estate consist of the Company’s investments in undivided tenant in common interests. The Company had the following investments in unconsolidated real estate at September 30, 2004:

	Percentage	Company’s
Property	Owned	Investment

Congress Center, Chicago, IL	30.00%	$13,031,000
Park Sahara, Las Vegas, NV	4.75%	160,000

		$13,191,000

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The summarized unaudited condensed combined financial information in the Company’s unconsolidated real estate is as follows:

	September 30,	December 31,
	2004	2003

Assets (primarily real estate)	$151,565,000	$153,528,000

Mortgages notes payable	105,653,000	105,475,000
Other liabilities	23,888,000	2,536,000
Equity	22,024,000	45,517,000

Total liabilities and equity	$151,565,000	$153,528,000

Company’s share of equity	$13,191,000	$14,157,000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(As Restated)		(As Restated)

Revenues	$4,399,000	$4,281,000	$14,165,000	$10,628,000
Rental and other expenses	5,471,000	4,019,000	15,008,000	10,586,000

Net income (loss)	$(1,072,000)	$262,000	$(843,000)	$42,000

Company’s equity in earnings (loss)	$(356,000)	$156,000	$(255,000)	$30,000

4.	Identified Intangible Assets

      Identified intangible assets consisted of the following:

	September 30,	December 31,
	2004	2003

	(Unaudited)
In place leases and tenant relationships, net of accumulated amortization of $6,981,000 and $371,000 at September 30, 2004 and December 31, 2003, respectively	$62,342,000	$4,450,000
Above market leases, net of accumulated amortization of $1,386,000 and $228,000 at September 30, 2004 and December 31, 2003, respectively	5,325,000	1,636,000

	$67,667,000	$6,086,000

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.	Other Assets

      Other assets consisted of the following:

	September 30,	December 31,
	2004	2003

	(Unaudited)
Deferred rent receivable	$2,266,000	$264,000
Lease commissions, net of accumulated amortization of $59,000 and $11,000 at September 30, 2004 and December 31, 2003, respectively	530,000	111,000
Prepaid expenses and deposits	1,031,000	364,000
Other assets	297,000	—

	$4,124,000	$739,000

6.	Mortgage Loans Payable

      In connection with the Company’s January 2004 acquisition of AmberOaks Corporate Center, an office portfolio located in Austin, Texas, the Company borrowed $14,250,000 from LaSalle Bank National Association (“LaSalle”) under a first mortgage loan secured by the property. The Company is required to make interest only payments until the due date of January 20, 2007, at the Company’s option of (1) LaSalle’s prime rate plus 0.50% or (2) up to three months LIBOR rate plus 3.00%. The rate will be subject to a floor of 4.25%. On September 9, 2004, the Company paid off the mortgage in its entirety.

      In connection with the Company’s March 2004 acquisition of the Madrona Buildings, an office complex located in Torrance, CA, the Company obtained a first mortgage loan secured by the property in the amount of $28,458,000 from LaSalle. The Company is required to make interest only payments on the loan at the one month LIBOR rate plus 3.0% until the due date of January 30, 2006 at which time the loan must be paid in full or refinanced. The rate will be subject to a floor of 4.5%. The interest rate at September 30, 2004 was 4.5%.

      In connection with the Company’s April 2004 acquisition of Hawthorne Plaza, a two building office complex located in San Francisco, CA, the Company obtained a first mortgage loan secured by the property in the amount of $62,750,000 from Fleet National Bank, as administrative agent. The Company is required to make interest only payments on the loan at the one month LIBOR plus 130 basis points until the due date of April 19, 2005 with a option to extend to April 19, 2006, at which time the loan must be paid in full or refinanced. The interest rate at September 30, 2004 was 3.24%.

      In connection with the Company’s June 2004 acquisition of the San Diego Portfolio, which is comprised of two buildings located in San Diego, CA, the Company obtained a first mortgage loan secured by the property in the amount of $126,000,000 from an unaffiliated lender. The Company is required to make interest only payments on the loan at the one month LIBOR plus 195 basis points for the first 24 months and interest plus $175,000 for each of the next 36 months, at which time the loan must be paid in full. The interest rate at September 30, 2004 was 3.85%.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      On May 31, 2004, the Company refinanced five of its properties with separate loans from LaSalle in the following amounts:

•	Atrium Building	$3,520,000
•	Gemini Plaza	$10,300,000
•	824 Market Street	$18,750,000
•	Public Ledger Building	$25,000,000
•	Brunswig Square	$15,830,000

      Each of the loans is secured by the applicable individual property and bears interest at a fixed rate of 5.2% per year. The Company is required to make monthly principal and interest payments on each loan on a 30-year amortization schedule until the due date on each loan of June 1, 2011. In connection with the refinancings, the Company paid down its line of credit with LaSalle in the amount of $48,094,000. The loans do not include any cross-default provisions and are not cross-collateralized.

      Properties financed by borrowings are required to meet certain minimum loan to value, debt service coverage and other requirements on a combined basis. As of September 30, 2004, the Company was in compliance with all such requirements.

7.	Line of Credit

      In January 2003, the Company obtained a credit facility with a maximum borrowing amount of $25,000,000 through LaSalle which matures on January 30, 2006. Advances under this credit facility: (1) are made available for the purchase of properties by the Company and collateralized by the related property; (2) bear interest at the Company’s election at the prime rate or the one-month LIBOR rate plus a margin of 2.50%, declining to 2.25% when the Company meets certain conditions, which include attaining $50,000,000 in net worth, no default on advances, and full compliance with other covenants under the credit facility; (3) are subject to a floor rate of 3.9%; and (4) require interest only payments on a monthly basis. In connection with this credit facility, the Company granted LaSalle a right of first refusal to finance the purchase of other properties by the Company.

      On December 19, 2003, the Company and LaSalle amended the credit agreement to increase the Company’s line of credit to $135,000,000. On April 1, 2004, the Company further amended the credit agreement to provide for borrowings on the line of credit of $185,000,000 with an option to increase the amount up to $350,000,000. At September 30, 2004, borrowings under this facility totaled $58,369,000 and bore interest at the rate of 3.9% per annum.

      Properties financed by borrowings under the LaSalle line of credit are required to meet certain minimum loan to value, debt service coverage minimum occupancy rates and other requirements on a combined basis. As of September 30, 2004, the Company was in compliance with all such requirements.

8.	Minority Interests

      Minority interests relate to the interests in the following consolidated properties that are not owned by the Company:

•	Western Place I & II — 21.5% owned by minority shareholders.

•	One Financial Plaza — 22.375% owned by minority shareholders.

•	Bay View Plaza — 2.32% owned by minority shareholders.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The Company has the right to purchase all or any portion of the outstanding unrelated tenant in common interests in Western Place I & II and One Financial Plaza at fair market value beginning 12 months after the date of the respective tenant in common agreements.

9.	Stockholders’ Equity

Common Stock

      As of September 30, 2004, the Company has issued 43,855,000 shares of its common stock for aggregate gross proceeds before offering costs and selling commissions (Note 10) of $437,315,000 pursuant to its initial and second offerings. Of these amounts, an aggregate of 22,000 shares of common stock, or $200,000 of the Company’s common stock, were sold to the Advisor in accordance with the requirements of the North American Securities Administrators Association.

      Beginning September 1, 2002, the Company began monthly distributions to stockholders of record as of the end of the preceding month at an annual rate of 7.00% of the per share purchase price to the extent of lawfully available funds. The distribution rate increased to 7.25% effective January 1, 2003 and to 7.50% effective June 1, 2003. Distribution rates are based on a $10.00 per share purchase price. For the three and nine months ended September 30, 2004, the Company declared distributions of $8,269,000 and $19,794,000, respectively.

      Pursuant to the initial offering, the Company’s limitation on all offering expenses is 15% of the gross offering proceeds. Effective October 17, 2002, the Board of Directors of the Company lowered the limitation on offering and organizational expenses to be borne by the Company on a prospective basis from 15% to 14% of the gross offering proceeds. As of September 30, 2004, organizational and offering costs did not exceed these limitations.

Dividend Reinvestment Program (“DRIP”)

      In July 2002, the Company adopted a dividend reinvestment plan (the “DRIP”) that allows Company stockholders to purchase additional shares of common stock through reinvestment of dividends, subject to certain conditions. The Company registered and reserved 1,000,000 and 1,500,000 shares of common stock for distribution pursuant to the DRIP in its initial and second offerings, respectively.

      As of September 30, 2004 and December 31, 2003, the Company had issued 587,000 and 252,000 shares, respectively, under the terms of the DRIP. The DRIP was terminated on April 30, 2004.

Share Repurchase Program

      Effective July 22, 2002, the Company adopted the Share Repurchase Plan (the “Repurchase Plan”), which provides eligible stockholders with limited liquidity by enabling them to request the repurchase of their common stock by the Company subject to various limitations. Repurchases are made at the sole discretion of the Board of Directors. To be eligible to request a repurchase, a stockholder must offer for resale at least 25% of the total number of shares of common stock owned and must have owned the shares for at least one year.

      The price paid by the Company per repurchased share of common stock varies in accordance with the terms of the Repurchase Plan. Repurchases, if any, are effected by the Company on or about the last day of each calendar quarter. Funding for the Repurchase Plan comes from the Company’s operations and DRIP. The Company repurchased 18,000 shares of common stock for $164,000 during the nine months ended September 30, 2004. The Repurchase Plan was terminated on April 30, 2004.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Stock Option Plans

      In June 2004, the Company adopted the 2004 Incentive Award Plan (the “2004 Plan”), to provide for equity awards to its employees, directors and consultants. The 2004 Plan authorizes the grant to Company employees of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The 2004 Plan also authorizes the grant of awards consisting of nonqualified stock options, restricted stock, stock appreciation rights (“SARs”) and other awards, including cash bonuses. The shares of common stock subject to the 2004 Plan will be Company common stock. The aggregate number of shares of common stock subject to such awards will not exceed 6,000,000 shares of common stock. The Board of Directors, or a committee of the Board of Directors appointed to administer the 2004 Plan, will have the authority to appropriately adjust: (i) the aggregate number of shares of Company common stock subject to the 2004 Plan; (ii) the number and kind of shares of Company common stock subject to outstanding awards under the 2004; and (iii) the price per share of outstanding options, stock purchase rights, SARs and other awards. The 2004 Plan was approved by the stockholders at the Annual Meeting of Shareholders held on June 29, 2004.

		Range of
	Number	Exercise	Weighted Average
Options Outstanding at	of Shares	Prices	Exercise Price

December 31, 2003	105,000	$9.05	$9.05
Granted	340,000	9.00	9.00
Cancelled	(50,000)	(9.00)	(9.00)

September 30, 2004	395,000	$9.00-$9.05	$9.00

      A summary of outstanding options exercisable under the Plans is presented in the schedule below:

Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(Years)	Price — Options	Exercisable	Price — Options

$9.00-$9.05	395,000	9.08	$9.00-$9.05	—	$9.00-$9.05

      The fair value of the options outstanding are calculated using the Black-Scholes option-pricing model. Assumptions used in the calculation included a 7.5% dividend yield, a 4.25% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 8.8 years, and a 0% volatility rate.

10.	Related Party Transactions

Advisory Agreement

Advisory Fees

      The Advisory Agreement between the Company and the Advisor, as amended, was renewed by the Board of Directors for an additional one-year term effective on July 22, 2004. Under the terms of the Advisory Agreement, the Advisor has responsibility for the day-to-day operations of the Company, administers the Company’s accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by the Company’s Board of Directors, manages the Company’s properties and renders other services deemed appropriate by the Company’s Board of Directors. The Advisor is entitled to reimbursement from the Company, for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to the Advisor cannot exceed the greater of 2% of average invested assets, as defined, or 25% of net income for the previous four quarters, as defined. As of September 30, 2004 and 2003, such reimbursement had not exceeded these limitations. There were no amounts incurred or paid to the Advisor for services provided during the three and nine months ended September 30, 2004 and 2003.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Real Estate Commissions

      The Company paid Realty $2,575,000 and $13,315,000 for real estate sales commissions in connection with the Company’s real estate acquisitions during the three and nine months ended September 30, 2004, respectively (Note 3).

Property Management Fees

      The Company pays Realty a property management fee equal to 5% of the gross revenues, as defined, from the properties. For the three and nine months ended September 30, 2004 and 2003, the Company incurred and paid management fees to Realty of $1,131,000 and $2,379,000 and $135,000 and $321,000, respectively.

Incentive Distributions

      The Advisor owns non-voting incentive performance units in G REIT, L.P., the Company’s Operating Partnership, and is entitled to incentive distributions of operating cash flow, as defined, after the Company’s stockholders have received an 8% annual return on their invested capital. No incentive distributions were made to the Advisor for the nine months ended September 30, 2004 and 2003.

Offering Expenses

Selling Commissions

      NNN Capital Corp., the dealer manager of the offerings (the “Dealer Manager”), which is solely owned by Anthony Thompson, the Company’s President, Chief Executive Officer, and Chairman of the Board of Directors, received selling commissions of 7.5% and 7.0% of the aggregate gross offering proceeds from the initial and second offerings, respectively. The Dealer Manager re-allows 100% of commissions earned to participating broker dealers. The Dealer Manager received selling commissions of $0 and $17,588,000 for the three and nine months ended September 30, 2004, respectively.

Marketing and Due Diligence Expense Reimbursement Fees

      The Dealer Manager also received marketing and due diligence expense reimbursements of 2.0% and 3.0% of the aggregate gross offering proceeds from the initial and second offerings, respectively. The Dealer Manager may re-allow up to 1% of these fees to participating broker dealers. The Dealer Manager received marketing and due diligence expense reimbursement fees of $0 and $7,390,000 for the three and nine months ended September 30, 2004, respectively.

Organization and Offering Expenses

      The Advisor bears some of the Company’s organization and offering costs during its offerings. The Advisor may be reimbursed for actual expenses incurred for up to 2.5% and 2.0% of the aggregate gross offering proceeds from the initial and second offerings, respectively. The Advisor was reimbursed $0 and $93,000 for the three and nine months ended September 30, 2004 for the reimbursement of organization and offering expenses.

      At September 30, 2004, the Company has an aggregate receivable balance of $168,000, representing an amount to be refunded by the Company’s Advisor for operating costs paid on behalf of the Company and the Dealer Manager for the excess payment of certain reimbursement of offering costs and fees.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Joint Venture

      On June 15, 2004, the Company, through its wholly owned subsidiary, GREIT TRS, Inc., formed NNN/ GREIT-TRS JV, LLC (“JV”), a joint venture with its Advisor. The Company contributed $20,000,000, for a 87.2% ownership interest in the JV. The JV subsequently invested in NNN Emerald Plaza, LLC. The JV agreement requires a guaranteed payment to the Company at the time the investment in NNN Emerald Plaza, LLC is sold to third parties. On July 14, 2004, following the sale to unaffiliated third parties, the Company received the $20,000,000 investment along with the guaranteed payment of $1,000,000 pursuant to the JV agreement. Such amount is included in the gain on sale of marketable securities and joint venture in the accompanying statement of operations.

11.	Commitments and Contingencies

Operating Leases

      The Comerica Building in San Diego is encumbered by two ground leases under parts of the office building. Both ground leases expire in 2012, with five options to extend for 10 years each, and no option to purchase. Rent increases every five years by the increase in the Wholesale Price Index. The lease end date is June 30, 2062 if all options are exercised. The total annual rent payment for both ground leases is $330,000 as of September 30, 2004.

SEC Investigation

      On September 16, 2004, the Company’s Advisor, Triple Net Properties, LLC, or Triple Net, learned that the SEC is conducting an investigation captioned In the matter of Triple Net Properties, LLC. The SEC has requested information from Triple Net relating to disclosure in securities offerings (including offerings by G REIT, T REIT and A REIT) and information advising it which exemption from the registration requirements of the Securities Act of 1933, as amended, were being relied upon for the private offerings in which Triple Net and its affiliated entities were involved. In addition, the SEC has requested financial information regarding these REITs as well as the limited liability companies advised by Triple Net. The Company and Triple Net intend to cooperate fully with the SEC in its investigation.

Insurance Coverage

Property Damage, Business Interruption, Earthquake and Terrorism

      The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. For each type of insurance coverage described below, should an uninsured or underinsured loss occur, the Company could lose all or a portion of its investment in, and anticipated cash flows from, one

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

or more of the properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Type of Insurance Coverage	Loss Exposure/Deductible

Property Damage and Business Interruption	$200 million annual aggregate exposure, plus $10,000 per occurrence deductible
Earthquake	$10 million annual aggregate exposure plus 5 percent ($100,000 minimum) per occurrence deductible
Earthquake (California Properties)	$50 million in excess of $10 million
Flood — Named Storm	$10 million annual aggregate exposure plus 5 percent ($100,000 minimum) per occurrence deductible
Flood — All Other	$10 million annual aggregate exposure plus 5 percent ($25,000 minimum/$100,000 maximum) per occurrence deductible
Liability	$2 million annual aggregate exposure plus $1 million each occurrence
Umbrella (Excess Liability)	$100 million aggregate exposure
Acts of Terrorism	$100 million annual aggregate exposure, plus $10,000 per occurrence deductible

Litigation

      Neither the Company nor any of the Company’s properties are presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against any of them which if determined unfavorably to the Company would have a material adverse effect on the Company’s cash flows, financial condition or results of operations. The Company is involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse effect on its financial condition, or results of operations and cash flows.

Environmental Matters

      The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, the Company is not currently aware of any environmental liability with respect to the properties that would have a material effect on the Company’s financial condition, results of operations and cash flows. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Company believes would require additional disclosure or the recording of a loss contingency.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Potential Property Acquisitions

      The Company’s management is currently considering several other potential property acquisitions. The decision to acquire one or more of these properties will generally depend upon the following conditions, among others:

•	receipt of a satisfactory Phase I environmental assessment and property appraisal for each property;

•	no material adverse change occurring in the properties, the tenants or in the local economic conditions; and

•	receipt of sufficient financing.

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

Unconsolidated Debt

      The Company’s share of unconsolidated debt was approximately $29,637,000 and $29,490,000 at September 30, 2004 and December 31, 2003, respectively. The increase of approximately $147,000 was due to the refinancing of Congress Center in September 2004.

      On September 3, 2004, the Advisor refinanced Congress Center with three loans totaling $97,500,000, through Principal Commercial Funding and Principal Life Insurance. While the Company owns a 30% interest in Congress Center, it is jointly and severally liable with the other owners for payment of the three loans. In connection with the Congress Center refinancing, the unamortized portion of the capitalized loan costs of $580,000 was expensed in September 2004.

      Note A is in the amount of $80,000,000 and bears interest at a fixed rate of 5.635% per annum. The Property is required to make monthly interest only payments until the due date of October 1, 2014. No payments of principal is permitted until July 1, 2014.

      Note B is in the amount of $15,000,000 and bears interest at a fixed rate of 5.635% per annum. The Property is required to make monthly interest only payments until the due date of October 1, 2014. No payments of principal is permitted until July 1, 2014.

      Note C is in the amount of $2,500,000 and bears interest at a fixed rate of 7.0% per annum. The Property is required to make monthly interest only payments until October 1, 2006. Thereafter, the Property is required to make monthly principal and interest payments based on a 30-year amortization schedule until the due date of October 1, 2014. No payments of principal is permitted until July 1, 2014.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12.	Restatement

      As noted in the Company’s 2003 Form 10-K/ A, selected 2003 amounts have been restated to reflect the effects of purchase price allocation adjustments for properties acquired during 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2003	2003	2003

	(As Restated)	(As Reported)	(As Restated)	(As Reported)
Revenues:
Rental income	$3,332,000	$3,342,000	$6,954,000	$6,885,000
Expenses:
Rental expenses	1,495,000	1,495,000	2,776,000	2,776,000
General and administrative	375,000	375,000	928,000	928,000
Depreciation	703,000	416,000	1,562,000	822,000
Amortization	71,000	4,000	177,000	6,000
Interest (including amortization of deferred financing costs)	843,000	844,000	1,710,000	1,708,000

	3,487,000	3,134,000	7,153,000	6,240,000

(Loss) income before other income and minority interest	(155,000)	208,000	(199,000)	645,000
Other income:
Interest and dividend income	53,000	53,000	77,000	77,000
Equity in earnings of unconsolidated real estate	156,000	274,000	30,000	381,000

	209,000	327,000	107,000	458,000

Income (loss) before minority interest	54,000	535,000	(92,000)	1,103,000
Minority interest	4,000	4,000	4,000	4,000

Net income (loss)	$50,000	$531,000	$(96,000)	$1,099,000

Earnings (loss) per share — basic and diluted	$0.01	$0.06	$(0.02)	$0.18

Weighted average number of common shares outstanding — basic and diluted	9,760,000	9,643,000	6,067,000	6,067,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Company’s financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect the Company’s financial position as of September 30, 2004 and December 31, 2003, together with results of operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003, respectively.

Forward-Looking Statements

      Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REIT”); availability of capital; interest rates; competition; supply and demand for operating properties in the Company’s current and proposed market areas; generally accepted accounting principles, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of buyers to acquire properties we desire to sell; the availability of financing; and the absence of material litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

Overview and Background

      The Company was incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia and operates as a real estate investment trust for federal income tax purposes. On September 27, 2004, The Company was reincorporated in the State of Maryland in accordance with the approval of its stockholders at the 2004 Annual Shareholder Meeting. As a REIT, the Company is generally not subject to income taxes. To maintain the REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Internal Revenue Code, to the stockholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate tax rates. As of September 30, 2004, the Company believes it is in compliance with all relevant REIT requirements.

      The Company was incorporated to acquire ownership interests in office, industrial and service real estate properties, which will have a government-tenant orientation. The Company completed its first property acquisition in September 2002. As of September 30, 2004, it has purchased interests in 24 properties, including 22 consolidated interests in office properties and two unconsolidated interests in office properties.

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”). The Advisor is primarily responsible for managing the day-to-day operations and assets of the Company. The advisory agreement between the Company and its Advisor has a one year term, and is subject to successive renewals with the written consent of the parties including a majority of the Company’s independent directors. The Company’s Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor.

Business Strategy

      The Company’s primary business strategy is to actively manage its property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. The Company believes that new real estate investments will have a significant impact on its future results of operations. If the Company is not successful in completing additional acquisitions, its future results of operations could be negatively impacted due to the dilutive impact of the uninvested funds. The Company may also sell existing properties and place the net proceeds therefrom into new investment properties it believes will generate long-term value.

Acquisitions During the Nine Months Ended September 30, 2004

      The Company acquired the following properties during the nine months ended September 30, 2004; for further discussion on these properties, see Note 3 to the condensed consolidated financial statements.

AmberOaks Corporate Center — Austin, Texas — January 20, 2004
Public Ledger Building — Philadelphia, Pennsylvania — February 13, 2004
Madrona Buildings — Torrance, California — March 31, 2004
Brunswig Square — Los Angeles, California — April 5, 2004
North Belt Corporate Center — Houston, Texas — April 8, 2004
Hawthorne Plaza — San Francisco, California — April 20, 2004
Pacific Place — Dallas, Texas — May 26, 2004
San Diego Portfolio — San Diego, California — June 14, 2004
Western Place I & II — Fort Worth, Texas — July 23, 2004
Pax River Office Park — Lexington Park, Maryland — August 6, 2004
One Financial Plaza — St. Louis, Missouri — August 6, 2004

During the nine months ended September 30, 2004, the Company completed the acquisition of nine wholly-owned properties and two tenant in common (“TIC”) interests in two properties with TIC interests of 78.50% and 77.63%, adding a total of approximately 3.7 million square feet to the Company’s property portfolio. The aggregate purchase price was approximately $537,205,000, of which $327,038,000 was financed with mortgage debt. The Company paid approximately $13,315,000 in commissions to Triple Net Properties Realty, Inc. (“Realty”), an affiliate of the Advisor which is solely owned by Anthony W. Thompson, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, in connection with these acquisitions. In accordance with Statement of Accounting Financial Standard (“SFAS”) No. 141, the Company allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During the three and nine months ended September 30, 2004, the Company has allocated and recorded approximately $11,400,000 and $69,900,000, respectively, of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Such intangible assets are being amortized over the respective property’s weighted average term of the underlying leases ranging from 17 to 80 months. Total amortization of the lease intangible assets for the three and nine months ended September 30, 2004 was approximately $4,300,000 and $7,900,000, respectively. On certain acquisitions, the Company has recorded lease intangible liabilities related to the acquired below market leases which aggregated $686,000 and $16,500,000 for the three and nine months ended September 30, 2004, respectively. The lease intangible liabilities are being amortized over the respective property’s weighted average term of the underlying leases ranging from 14 to 89 months. Amortization of approximately $2,800,000 and $5,900,000 was recorded for the three and nine months ended September 30, 2004, respectively.

Critical Accounting Policies

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate and intangible assets, purchase price allocation, deferred assets and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. A summary of these policies can be found in ‘Management’s Discussion and Analysis’ in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

Factors Which May Influence Results of Operations

Rental Income

      The amount of rental income generated by the Company’s properties depends principally on the Company’s ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect the Company’s rental income in future periods.

Scheduled Lease Expirations

      As of September 30, 2004, the Company’s portfolio was 87.3% leased to 439 tenants. Approximately 1.5% of the leased square footage expires during the remainder of 2004 and 7.0% of the leased square footage expires during 2005. The Company’s leasing strategy for 2004 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which the Company is unable to negotiate such renewals. Of the leases expiring in 2004 and 2005, the Company anticipates, but cannot assure, that approximately 40% and 75%, respectively, of the tenants will renew for another term.

Results of Operations

      Operating results are primarily comprised of income derived from the Company’s portfolio of properties. Because of the significant property acquisitions throughout the three and nine months ended September 30, 2004 and 2003, respectively, the comparability of financial data from period to period is limited. Certain 2003 amounts have been restated to reflect the effects of purchase price allocation adjustments for properties acquired during 2003; see Note 12 to the condensed consolidated financial statements for additional information.

Comparison of the Three and Nine Months Ended September 30, 2004 to the Three and Nine Months Ended September 30, 2003

	Three Months Ended September 30,

	2004	2003	Change	Percent Change

		(As restated)
Revenues:
Rental income	$29,271,000	$3,332,000	$25,939,000	778.48%
Expenses:
Rental expenses	12,328,000	1,495,000	10,833,000	724.62%
General and administrative	640,000	375,000	265,000	70.67%
Depreciation	7,566,000	703,000	6,863,000	976.24%
Amortization	3,785,000	71,000	3,714,000	5230.99%
Interest (including amortization of deferred financing costs)	6,857,000	843,000	6,014,000	713.40%

	31,176,000	3,487,000	27,689,000	794.06%

Loss before other income, minority interest and income taxes	(1,905,000)	(155,000)	(1,750,000)	1129.03%
Other income:
Interest and dividend income	104,000	53,000	51,000	96.23%
Gain on sale of marketable securities and joint venture	1,290,000	—	1,290,000	—
Equity in earnings of unconsolidated real estate	(356,000)	156,000	(512,000)	(328.21)%

Income (loss) before minority interest and income taxes	(867,000)	54,000	(921,000)	(1705.56)%
Minority interest	37,000	4,000	33,000	825.00%
Income taxes	414,000	—	414,000	—

Net income (loss)	$(1,318,000)	$50,000	$(1,368,000)	(2736.00)%

	Nine Months Ended September 30,

	2004	2003	Change	Percent Change

		(As restated)
Revenues:
Rental income	$62,082,000	$6,954,000	$55,128,000	792.75%
Expenses:
Rental expenses	25,250,000	2,776,000	22,474,000	809.58%
General and administrative	1,873,000	928,000	945,000	101.83%
Depreciation	17,130,000	1,562,000	15,568,000	996.67%
Amortization	6,697,000	177,000	6,520,000	3683.62%
Interest (including amortization of deferred financing costs)	13,007,000	1,710,000	11,297,000	660.64%

	63,957,000	7,153,000	56,804,000	794.13%

Loss before other income, minority interest and income taxes	(1,875,000)	(199,000)	(1,676,000)	842.21%
Other income:
Interest and dividend income	345,000	77,000	268,000	348.05%
Gain on sale of marketable securities and joint venture	1,401,000	—	1,401,000	—
Equity in earnings of unconsolidated real estate	(255,000)	30,000	(285,000)	(950.00)%

Income (loss) before minority interest and income taxes	(384,000)	(92,000)	(292,000)	317.39%
Minority interest	43,000	4,000	39,000	975.00%
Income taxes	414,000	—	414,000	—

Net income (loss)	$(841,000)	$(96,000)	$(745,000)	776.04%

      Rental income increased $25,939,000, or 778%, to $29,271,000 and $55,128,000, or 793%, to $62,082,000 during the three and nine months ended September 30, 2004, respectively, when compared with the same periods of the prior year. $25,500,000 and $51,200,000 for the three and nine months ended September 30, 2004, respectively, of the increases were primarily attributable to the 11 properties acquired during 2004 and the four properties acquired in the last quarter of 2003.

      Rental expenses increased $10,833,000, or 725%, to $12,328,000 and $22,474,000, or 810%, to $25,250,000 during the three and nine months ended September 30, 2004, respectively, when compared with the same period of the prior year. $10,800,000 and $21,000,000 for the three and nine months ended September 30, 2004, respectively, of the increases were primarily attributable to the 11 properties acquired during 2004 and the four properties acquired in the last quarter of 2003.

      General and administrative expenses consist primarily of third party professional legal and accounting fees and the cost of computerized information services and related office expenses required to maintain the Company’s accounting and investor records. General and administrative expenses increased $265,000, or 71%, to $640,000 and $945,000, or 102%, to $1,873,000 during the three and nine months ended September 30, 2004, respectively, when compared with the same period of the prior year. The increase was primarily associated with the 15 properties acquired since September 30, 2003.

      Interest expense increased $6,014,000, or 713%, to $6,857,000 and $11,297,000, or 661%, to $13,007,000 during the three and nine months ended September 30, 2004, respectively, when compared to the same period of the prior year. $5,000,000 and $9,300,000 for the three and nine months ended September 30, 2004, respectively, of the increases were due to the borrowings on the 15 property acquisitions since September 30, 2003.

      Depreciation expense increased $6,863,000, or 976%, to $7,566,000 and $15,568,000, or 997%, to $17,130,000 during the three and nine months ended September 30, 2004, respectively, when compared with the same period the prior year. Amortization increased $3,714,000, or 5,231%, to $3,785,000 and $6,520,000, or 3,684%, to $6,697,000 during the three and nine months ended September 30, 2004, respectively, when compared with the same period of the prior year. $10,300,000 and $20,800,000 for the three and nine months ended September 30, 2004, respectively, of the increases were primarily attributable to the 11 properties acquired during 2004 and the four properties acquired in the last quarter of 2003.

      Interest and dividend income increased $51,000, or 96%, to $104,000 and $268,000, or 348%, to $345,000 during the three and nine months ended September 30, 2004, respectively, when compared with the same period of the prior year. The increase was primarily due to earnings in 2004 on short-term investments of cash pending its investment in acquired properties and dividends on investments in marketable securities.

      Gain on sale of marketable securities and joint venture was primarily due to the purchase and sale of the investment in the joint venture at the G REIT-TRS, Inc. for the three and nine months ended September 30, 2004.

      Equity in earnings (loss) of unconsolidated real estate decrease by 512,000, or 328%, to ($356,000) and $285,000, or 950%, to ($255,000) during the three and nine months ended September 30, 2004, respectively, when compared with the same period of the prior year. The decrease was primarily due to the write off of unamortized loan costs at Congress Center as a result of refinancing the existing mortgage, as well as final purchase price allocation adjustments for the unconsolidated properties purchased during the period.

      Income taxes consisted of the provision recorded as a result of the gain on sale of the joint venture at the G REIT-TRS, Inc., a taxable REIT subsidiary.

      As a result of the above items, net loss for the three and nine months ended September 30, 2004 was ($1,318,000), or ($0.03) per dilutive share, and ($841,000), or ($0.02) per dilutive share, respectively, compared with income of $50,000, or $0.00 per dilutive share, and a loss of ($96,000), or ($0.02) per dilutive share, for the three and nine months ended September 30, 2003, respectively.

Liquidity and Capital Resources

Cash Flows

      Cash flows provided by operating activities increased by $26,254,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase was primarily due to increases in depreciation and amortization relating to the newly acquired assets and related accounts payable and decreases in accounts receivable and other assets of the eleven properties acquired in 2004 and the four properties acquired in last quarter of 2003.

      Cash flows used in investing activities was $215,396,000 for the nine months ended September 30, 2004. The use of cash was primarily for the acquisition of eleven consolidated properties purchased during 2004.

      Cash flows provided by financing activities was $191,572,000 for the nine months ended September 30, 2004. The increase of $114,365,000 during the 2004 period compared to the 2003 period was primarily due to the issuance of 26,293,000 shares of common stock that resulted in net proceeds of $236,110,000 offset in part by the net cash distributions paid in 2004 of $18,089,000.

      As a result of the above, cash and cash equivalents increased $7,010,000 for the nine months ended September 30, 2004 to $22,543,000.

      If the Company experiences lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If our Board of Directors continues to declare distributions for the stockholders at current levels, the Company expects a cash flow deficit in subsequent periods. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact the financial results. To the extent any distributions are made to the shareholders in excess of accumulated earnings, the excess distributions are considered a return of capital to stockholders for federal income tax purposes.

      A material adverse change in the net cash provided by operating activities may affect the Company’s ability to fund these items and may affect the financial performance covenants it must adhere to under its line of credit and secured notes. If the Company fails to meet its financial performance covenants and is unable to reach a satisfactory resolution with the lenders, the maturity dates for the unsecured notes could be accelerated, and the line of credit could become unavailable to the Company or the interest charged on the line of credit could increase. Any of these circumstances could adversely affect the Company’s ability to fund working capital and unanticipated cash needs and to meet acquisition and development costs.

Capital Resources

Public Offering of Equity Securities/ Use of Proceeds

      Pursuant to a registration statement on Form S-11/A under the Securities Act of 1933, as amended, which was declared effective by the SEC on July 22, 2002 (the “Initial Offering”), the Company offered for sale to the public on a “best efforts” basis a maximum of 20,000,000 shares of its common stock at a price of $10.00 per share and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan (the “DRIP”) under which its stockholders may elect to have dividends reinvested in additional shares of the Company’s common stock. On February 9, 2004, the Company terminated the Initial Offering and began the sale to the public on a “best efforts” basis of 27,000,000 shares of its common stock at a price of $10.00 per share and up to 1,500,000 additional shares in accordance with the DRIP pursuant to a registration statement on Form S-11/A declared effective by the SEC on January 23, 2004 (the “Second Offering” and, together with the Initial Offering, the “Offerings”). On April 30, 2004, the Company terminated its Second Offering, the DRIP and the share repurchase plan.

      From its inception through September 30, 2004, the Company sold and issued 43,855,000 of its shares of common stock pursuant to the Offerings resulting in gross proceeds of $437,315,000. Net proceeds after selling commissions, marketing and due diligence costs and organization and offering expenses totaled $393,019,000.

      Management anticipates that 87.5% of the gross offering proceeds of both of the Offerings will be used to acquire real estate and the balance will be used to pay various fees and expenses.

Financing

      Notes and contracts payable as a percentage of total capitalization increased to 57.3% at September 30, 2004 from 54.3% at December 31, 2003. This increase was due to the increase in the amount of mortgage loans incurred in connection with acquisitions, offset in part by the increase in stockholders’ equity due to the Offerings.

      The Operating Partnership has a secured line of credit with a group of banks led by LaSalle Bank National Association (“LaSalle”), which matures on January 30, 2006. At September 30, 2004, advances under this credit facility bear interest at the Company’s election at the prime rate or the one-month LIBOR rate plus a margin of 2.50%, declining to 2.25% when the Company meets certain conditions, which include attaining $50,000,000 in net worth, no default on advances, and full compliance with other covenants under the credit facility. Advances are subject to a floor rate of 3.90%. The Company is required to make interest only payments on a monthly basis. On April 1, 2004, the Company amended its credit agreement to increase the line of credit to $185,000,000 with the option to increase the amount up to $350,000,000. As of September 30, 2004, the Company’s borrowings under this credit facility totaled $58,369,000 and undrawn amounts under the credit facility totaled $126,631,000.

      The Company intends to acquire additional properties and may seek to fund these acquisitions through utilization of the current cash balances and/or net proceeds received from a combination of subsequent equity issuances, debt financings or asset dispositions. There may be a delay between a sale of shares of common stock and purchases of properties, which may result in a delay in the benefits to stockholders of returns generated from property operations. During such a period, the Company may temporarily invest any unused net proceeds from the offering’s in investments that could yield lower returns than expected from investments in real estate.

Unconsolidated Debt

      The Company’s share of unconsolidated debt was approximately $29,637,000 and $29,490,000 at September 30, 2004 and December 31, 2003, respectively. The increase of approximately $147,000 was due to the refinancing of Congress Center in September 2004.

      On September 3, 2004, the Advisor refinanced Congress Center with three loans totaling $97,500,000, through Principal Commercial Funding and Principal Life Insurance. While the Company owns a 30% interest in Congress Center, it is jointly and severally liable with the other owners for payment of the three loans. In connection with the Congress Center refinancing, the unamortized portion of the capitalized loan costs of $580,000 was expensed in September 2004.

      Note A is in the amount of $80,000,000 and bears interest at a fixed rate of 5.635% per annum. The Property is required to make monthly interest only payments until the due date of October 1, 2014. No payments of principal is permitted until July 1, 2014.

      Note B is in the amount of $15,000,000 and bears interest at a fixed rate of 5.635% per annum. The Property is required to make monthly interest only payments until the due date of October 1, 2014. No payments of principal is permitted until July 1, 2014.

      Note C is in the amount of $2,500,000 and bears interest at a fixed rate of 7.0% per annum. The Property is required to make monthly interest only payments until October 1, 2006. Thereafter, the Property is required to make monthly principal and interest payments based on a 30-year amortization schedule until the due date of October 1, 2014. No payments of principal is permitted until July 1, 2014.

REIT Requirements

      In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders of at least 90% of REIT taxable income. Cash flow from operating activities is expected to be used for distributions to stockholders.

Insurance

Property Damage, Business Interruption, Earthquake and Terrorism

      The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. For each type of insurance coverage described below, should an uninsured or underinsured loss occur, the Company could lose all or a portion of its investment in, and anticipated cash flows from, one or more of the Properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Type of Insurance Coverage	Loss Exposure/Deductible

Property Damage and Business Interruption	$200 million annual aggregate exposure, plus $10,000 per occurrence deductible
Earthquake	$10 million annual aggregate exposure plus 5 percent ($100,000 minimum) per occurrence deductible
Earthquake (California Properties)	$50 million in excess of $10 million
Flood — Named Storm	$10 million annual aggregate exposure plus 5 percent ($100,000 minimum) per occurrence deductible
Flood — All Other	$10 million annual aggregate exposure plus 5 percent ($25,000 minimum/ $100,000 maximum) per occurrence deductible
Liability	$2 million annual aggregate exposure plus $1 million each occurrence
Umbrella (Excess Liability)	$100 million aggregate exposure
Acts of Terrorism	$100 million annual aggregate exposure, plus $10,000 per occurrence deductible

Future Offering

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

      The Company is still assessing this type of transaction and cannot guarantee that it will enter into such a transaction, or if it does, when it will be completed, although it will not be completed in 2004.

Contractual Obligations

      The following table provides information with respect to the maturities, scheduled principal repayments of secured debt and line of credit as well as scheduled interest payments of the fixed rate debt at September 30, 2004. It also provides information about the minimum commitments due in connection with ground lease obligations at September 30, 2004. The table does not reflect available extension options under any credit facility or ground lease.

	Payments Due by Period

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2004)	(2005-2006)	(2007-2008)	(After 2008)	Total

Principal payments — variable rate debt	$36,000	$169,555,000	$28,519,000	$156,941,000	$355,051,000
Principal payments — fixed rate debt	47,000	1,988,000	15,795,000	69,495,000	87,325,000
Principal payments — credit facility	—	58,369,000	—	—	58,369,000
Interest payments — fixed rate debt	1,172,000	9,296,000	8,366,000	8,547,000	27,381,000
Ground lease obligations	93,000	742,000	742,000	1,417,000	2,994,000

Total	$1,348,000	$239,950,000	$53,422,000	$236,400,000	$531,120,000

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

SEC Investigation

      On September 16, 2004, the Company’s advisor, Triple Net Properties, LLC, or Triple Net, learned that the SEC is conducting an investigation captioned In the matter of Triple Net Properties, LLC. The SEC has requested information from Triple Net relating to disclosure in securities offerings (including offerings by G REIT, T REIT and A REIT) and exemption from the registration requirements of the Securities Act of 1933, as amended, for the private offerings in which Triple Net and its affiliated entities were involved. In addition, the SEC has requested financial information regarding these REITs as well as the limited liability companies advised by Triple Net. The Company and Triple Net intend to cooperate fully with the SEC in its investigation.

Inflation

      The Company will be exposed to inflation risk as income from long-term leases is expected to be the primary source of its cash flows from operations. The Company expects that there will be provisions in the majority of its tenant leases that would protect the Company from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, among other factors, the leases may not re-set frequently enough to cover inflation.

Funds from Operations

      The Company defines Funds from Operations (“FFO”), a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trust (“NAREIT”), as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO.

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

      The Company’s FFO reporting complies with NAREIT’s policy described above.

      Following is the calculation of FFO for the nine months ended September 30, 2004 and 2003, respectively:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2003

Net loss	$(841,000)	$(96,000)
Add:
Depreciation and amortization — consolidated properties	23,740,000	1,736,000
Depreciation and amortization — unconsolidated properties	1,186,000	902,000
Less:
Gain on sale of joint venture (net of related income tax)	(748,000)	—

FFO	$23,337,000	$2,542,000

Weighted average common shares outstanding — basic and diluted	35,141,000	6,067,000

Gain on the sale of investments included in net loss and FFO	$255,000	$—

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of the real estate investment portfolio and operations. Management’s interest rate risk objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives the Company borrows primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rate debt to fixed rate debt. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to seek to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

      The Company’s interest rate risk is monitored using a variety of techniques. The table below presents, as of September 30, 2004, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt	$47,000	$709,000	$1,279,000	$10,843,000	$4,952,000	$69,495,000	$87,325,000
Average interest rate on maturing debt	6.22%	5.48%	5.37%	5.85%	6.48%	5.20%	5.36%
Variable rate debt	$36,000	$62,896,000	$165,028,000	$26,257,000	$2,262,000	$156,941,000	$413,420,000
Average interest rate on maturing debt	3.63%	3.24%	3.94%	4.58%	3.83%	4.16%	3.96%

      The fair estimated value of debt approximates its September 30, 2004 carrying amount.

      The weighted average interest rate of mortgage debt as of September 30, 2004 was approximately 4.18% per annum. At September 30, 2004, the Company’s mortgage debt consisted of $87,325,000 or 17% of the total debt at a fixed interest rate of 5.36% per annum and $413,420,000 or 83% of the total debt at a weighted average variable interest rate of 3.96% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of September 30, 2004, for example, a 0.25% increase in LIBOR would have increased the overall annual interest expense by approximately $846,000 or less than 5.2%.

Item 4.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to senior management of the Company, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Following the signatures section of this Quarterly Report are certifications of the company’s CEO and the CFO required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended (the “Section 302 Certification”). This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

      As of the end of the period covered by this report, the Company commenced an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and third-party consultants (the “Evaluation”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Effective February 8, 2004, our board of directors retained Deloitte & Touche, LLP (“Deloitte”) as our new independent certified public accountant based on the recommendation of the audit committee. As a result of Deloitte’s audit of the Company’s consolidated financial statements for the year ended

December 31, 2003, the Company received certain recommendations from Deloitte concerning certain matters related to the Company’s internal controls and certain observations and recommendations on other accounting, administrative and operating matters (the “Deloitte recommendations”).

      As a result of the Evaluation (which is on-going) and Deloitte’s recommendations, we are (1) designing improved internal control procedures to address a number of financial reporting issues and disclosure controls by developing formal policies and procedures, and (2) developing policies and procedures to (i) mitigate the disruptive effect of the recent turn-over in senior management, including senior financial management personnel, and (ii) train the appropriate personnel to undertake their assignments more effectively. The Evaluation also concluded that a significant portion of the financial reporting issues were derived from staff turn-over and the corresponding need for training and education of new personnel.

      The Company has implemented and continues to implement improvements in the Company’s internal controls, including, among others, devising, standardizing and promulgating new policies and procedures to ensure consistent and improved financial reporting, and to mitigate the possible risks of any material misstatements regarding financial reporting matters.

      The Company has also employed a new Chief Financial Officer with considerable experience in public company financial reporting, GAAP and REIT compliance and added the position of Chief Accounting Officer.

      The Company is assigning a high priority to its financial reporting and internal control issues. We will continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis and will take further action as appropriate.

      Pursuant to the Evaluation, after taking into account the above information, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in the SEC and forms.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

SEC Investigation

      On September 16, 2004, the Company’s advisor, Triple Net Properties, LLC, or Triple Net, learned that the SEC is conducting an investigation captioned In the matter of Triple Net Properties, LLC. The SEC has requested information from Triple Net relating to disclosure in securities offerings (including offerings by G REIT, T REIT and A REIT) and exemption from the registration requirements of the Securities Act of 1933, as amended, for the private offerings in which Triple Net and its affiliated entities were involved. In addition, the SEC has requested financial information regarding these REITs as well as the limited liability companies advised by Triple Net. The Company and Triple Net intend to cooperate fully with the SEC in its investigation.

Litigation

      Neither the Company nor any of the Company’s properties are presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against any of them which if determined unfavorably to the Company would have a material adverse effect on the Company’s cash flows, financial condition or results of operations. The Company is involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse effect on its financial condition, or results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

      None.

Item 3.	Defaults Upon Senior Securities.

      None.

Item 4.	Submission of Matters to a Vote of Security Holders.

      None.

Item 5.	Other Information.

      None.

Item 6.	Exhibits.

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.3	Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.4	Amended and Restated Bylaws of the Company (included as Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.5	Second Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.6	Third Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on July 3, 2002 (File No. 333-76498) and incorporated herein by this reference).
4.1	Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.3	Amended and Restated Repurchase Plan (included as Exhibit D to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between the Company and Triple Net Properties, LLC (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Escrow Agreement (included as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by reference).
10.8	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. and Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Form 8-K filed by the Company on March 31, 2003 and incorporated herein by reference).
10.9	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included) as Exhibit 10.8 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10.10	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, L.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G RET — Two Corporate Plaza (included as Exhibit 10.09 to the Form 8-K filed by the Company on December 13, 2002 and incorporated herein by reference).
10.11	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated September 9, 2002, between 1200 N Street, Ltd. and Triple Net Properties, LLC, an assigned to GREIT — Atrium Building, LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.13	Form of Escrow Agreement (included as Exhibit 10.13 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to GREIT — Park Sahara, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on March 28, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/K/A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.17	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).

10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teacher Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 24, 2003 and incorporated herein by reference).
10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 31, 2003 and incorporated herein by reference).
10.21	Purchase and Sale Agreement and Joint Escrow Instructions dated as of September 26, 2003 by and between Intrarock 1, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on January 9, 2004 and incorporated herein by reference).
10.22	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.23	First Amendment and Reinstatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.24	Purchase and Sale Agreement dated as of December 19, 2003 by and between Consortium Two — Public Ledger, L.P. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.25	Letter Agreement (First Amendment) to Purchase and Sale Agreement dated as of January 8, 2004 (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.26	Letter Agreement (Second Amendment) to Purchase and Sale Agreement dated as of January 12, 2004 (included as Exhibit 10.3 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.27	Third Amendment to Purchase and Sale Agreement dated as of February 4, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.4 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.28	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.29	Agreement for Purchase and Sale of Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.30	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.3 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.31	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.4 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).

10.32	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.5 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.33	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.34	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.35	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.03 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.36	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.04 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.37	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.05 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.38	Contract of Sale dated as of March 1, 2004 by and between 1910 PP Limited Partnership and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by the Company on June 3, 2004 and incorporated herein by reference).
10.39	First Amendment and Reinstatement to Contract of Sale dated as of May 18, 2004 by and between 1910 PP Limited Partnership and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by the Company on June 3, 2004 and incorporated herein by reference).
10.40	Agreement For the Purchase and Sale of Property dated as of April 27, 2004 by and between 400 West Broadway, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by the Company on June 21, 2004 and incorporated herein by reference).
10.41	2004 Incentive Award Plan (included as Appendix A to the Definitive Proxy filed by the Company on May 27, 2004 and incorporated herein by reference).
10.42	Agreement for the Purchase and Sale of Real Property and Escrow Instructions dated as of February 27, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by the Company on August 4, 2004 and incorporated herein by reference).
10.43	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated March 29, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by the Company on August 4, 2004 and incorporated herein by reference).
10.44	Reinstatement and Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated May 4, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.03 to Current Report on Form 8-K filed by the Company on August 4, 2004 and incorporated herein by reference).

10.45	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated July 8, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.04 to Current Report on Form 8-K filed by the Company on August 4, 2004 and incorporated herein by reference).
10.46	Purchase and Sale Agreement dated as of June 17, 2004 by and between EBS Building, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by the Company on August 19, 2004 and incorporated herein by reference).
10.47	First Amendment to Purchase and Sale Agreement dated as of June 25, 2004 by and between EBS Building, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by the Company on August 19, 2004 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G REIT, INC.
(Registrant)

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer

By:	/s/ SCOTT D. PETERS

Scott D. Peters
Chief Financial Officer

By:	/s/ KELLY J. CASKEY

Kelly J. Caskey
Chief Accounting Officer

Date: November 15, 2004

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.3	Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.4	Amended and Restated Bylaws of the Company (included as Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.5	Second Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by this reference).
3.6	Third Amended and Restated Articles of Incorporation of the Company (included as Exhibit 3.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed on July 3, 2002 (File No. 333-76498) and incorporated herein by this reference).
4.1	Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by this reference).
10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.3	Amended and Restated Repurchase Plan (included as Exhibit D to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between the Company and Triple Net Properties, LLC (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Escrow Agreement (included as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed on June 6, 2002 (File No. 333-76498) and incorporated herein by reference).
10.8	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. and Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Form 8-K filed by the Company on March 31, 2003 and incorporated herein by reference).
10.9	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included) as Exhibit 10.8 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).

10.10	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, L.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G RET — Two Corporate Plaza (included as Exhibit 10.09 to the Form 8-K filed by the Company on December 13, 2002 and incorporated herein by reference).
10.11	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Form 8-K filed by the Company on January 24, 2003 and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated September 9, 2002, between 1200 N Street, Ltd. and Triple Net Properties, LLC, an assigned to GREIT — Atrium Building, LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.13	Form of Escrow Agreement (included as Exhibit 10.13 to Post Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed by the Company on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to GREIT — Park Sahara, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on March 28, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/K/A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on May 8, 2003 and incorporated herein by reference).
10.17	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on August 12, 2003 and incorporated herein by reference).
10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teacher Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 24, 2003 and incorporated herein by reference).
10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on October 31, 2003 and incorporated herein by reference).
10.21	Purchase and Sale Agreement and Joint Escrow Instructions dated as of September 26, 2003 by and between Intrarock 1, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on January 9, 2004 and incorporated herein by reference).
10.22	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.23	First Amendment and Reinstatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on February 4, 2004 and incorporated herein by reference).
10.24	Purchase and Sale Agreement dated as of December 19, 2003 by and between Consortium Two — Public Ledger, L.P. and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).

10.25	Letter Agreement (First Amendment) to Purchase and Sale Agreement dated as of January 8, 2004 (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.26	Letter Agreement (Second Amendment) to Purchase and Sale Agreement dated as of January 12, 2004 (included as Exhibit 10.3 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.27	Third Amendment to Purchase and Sale Agreement dated as of February 4, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.4 to Current Report on Form 8-K filed by the Company on February 24, 2004 and incorporated herein by reference).
10.28	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.29	Agreement for Purchase and Sale of Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.2 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.30	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.3 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.31	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.4 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.32	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.5 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.32	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.5 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.33	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.34	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.35	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.03 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.36	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.04 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.37	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.05 to Current Report on Form 8-K filed by the Company on April 8, 2004 and incorporated herein by reference).
10.38	Contract of Sale dated as of March 1, 2004 by and between 1910 PP Limited Partnership and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by the Company on June 3, 2004 and incorporated herein by reference).
10.39	First Amendment and Reinstatement to Contract of Sale dated as of May 18, 2004 by and between 1910 PP Limited Partnership and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by the Company on June 3, 2004 and incorporated herein by reference).

10.40	Agreement For the Purchase and Sale of Property dated as of April 27, 2004 by and between 400 West Broadway, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by the Company on June 21, 2004 and incorporated herein by reference).
10.41	2004 Incentive Award Plan (included as Appendix A to the Definitive Proxy filed by the Company on May 27, 2004 and incorporated herein by reference).
10.42	Agreement for the Purchase and Sale of Real Property and Escrow Instructions dated as of February 27, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by the Company on August 4, 2004 and incorporated herein by reference).
10.43	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated March 29, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by the Company on August 4, 2004 and incorporated herein by reference).
10.44	Reinstatement and Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated May 4, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.03 to Current Report on Form 8-K filed by the Company on August 4, 2004 and incorporated herein by reference).
10.45	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated July 8, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.04 to Current Report on Form 8-K filed by the Company on August 4, 2004 and incorporated herein by reference).
10.46	Purchase and Sale Agreement dated as of June 17, 2004 by and between EBS Building, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by the Company on August 19, 2004 and incorporated herein by reference).
10.47	First Amendment to Purchase and Sale Agreement dated as of June 25, 2004 by and between EBS Building, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by the Company on August 19, 2004 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.