Form 10-K
period 2004-12-31
G REIT INC
filed 2005-03-31
CIK 1164246

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Title of Class:

Common Stock
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      As of June 30, 2004, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $438,365,000 (based on the price at which shares were last sold). No established market exists for the registrant’s shares of common stock.
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
      As of March 31, 2005, there were 43,865,000 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.
(A Maryland Corporation)

i

PART I
FORWARD — LOOKING STATEMENTS

Item 1.	Business
Significant events occurring since November 15, 2004 (the filing date of the Form 10-Q for the third quarter of 2004) include:

•	On February 8, 2005, our board of directors approved the listing for sale of the 525 B Street, San Diego, CA, and Congress Center, Chicago, IL properties of which we own 100% and 30%, respectively.

•	On February 10, 2005, a special committee, or the Special Committee, of our board of directors engaged Robert A. Stanger & Co., Inc., or Stanger, to advise us regarding strategic alternatives.

•	On March 8, 2005, our board of directors appointed Glenn L. Carpenter to serve as an independent director.

•	In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by Triple Net Properties, LLC, our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.

As we have previously disclosed, our board of directors is considering a variety of potential strategic initiatives. When that process is completed, we intend to announce how we will address the errors in the prior performance tables described above.
Our Company
      We were incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia and we were qualified and elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes. On September 27, 2004, we were reincorporated in the State of Maryland in accordance with the approval of our stockholders at the 2004 Annual Meeting of Shareholders. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as dividends at least 90% of our REIT taxable income, as defined by the Internal Revenue Code, or Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2004, we believe we are in compliance with all relevant REIT requirements.
      We were organized to acquire, manage, and invest in office, industrial and service real estate properties, or interests therein, with a government-tenant orientation. We completed our first property acquisition in September 2002. As of December 31, 2004, we have purchased interests in 25 properties, including 23 consolidated interests in office properties and two unconsolidated interests in office properties.
      We conduct business and own properties through our wholly-owned operating partnership, G REIT, L.P., or the operating partnership, which was formed as a Virginia limited partnership in December of 2001. We are the sole general partner of the operating partnership and have control over the affairs of the operating partnership.

      Our day to day operations are managed by Triple Net Properties, LLC, or our Advisor, under an advisory agreement, or the Advisory Agreement, that has a one-year term expiring on July 22, 2005, and is subject to successive one-year renewals with the written consent of the parties, including a majority of our independent directors. Our Advisor is affiliated with us in that the two entities have common officers and directors, some of whom also own an equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which was solely owned by Anthony W. Thompson, our chief executive officer, president and chairman of our board of directors, through December 31, 2004 (effective January 1, 2005, Mr. Thompson owns 88% of Realty), to provide various services for our properties. Our Advisor and Realty were formed in 1998 to serve as an asset and property manager for real estate investment trusts, syndicated real estate limited partnerships, limited liability companies and similar real estate entities.
      Our Advisor’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and the telephone number is (877) 888-7348. We make our periodic and current reports available on our Advisor’s website at www.1031nnn.com after these materials are filed with the Securities and Exchange Commission, or SEC. They are also available for printing by any stockholder upon request. We do not maintain our own website or have an address or telephone number separate from our Advisor. Since we pay a management fee to our Advisor, we do not pay rent for the use of its space.
Public Offering of Equity Securities; Use of Proceeds
      Pursuant to a registration statement on Form S-11/ A under the Securities Act which was declared effective by the SEC on July 22, 2002, or our Initial Offering, we offered for sale to the public on a “best efforts” basis a maximum of 20,000,000 shares of our common stock at a price of $10.00 per share and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan, or DRIP, pursuant to which our stockholders could elect to have their dividends reinvested in additional shares of our common stock. On February 9, 2004, we terminated our Initial Offering and began the sale to the public on a “best efforts” basis of 27,000,000 shares of our common stock at a price of $10.00 per share and up to 1,500,000 additional shares of our common stock in accordance with the DRIP pursuant to a registration statement on Form S-11/ A declared effective by the SEC on January 23, 2004, or our Second Offering and, together with our Initial Offering, our Offerings. On April 30, 2004, we terminated our Second Offering, the DRIP and our share repurchase plan.
      From July 22, 2002 through December 31, 2004, we sold and issued 43,865,000 shares of our common stock pursuant to our Offerings which resulted in gross proceeds of $437,315,000. Net proceeds after selling commissions, marketing and due diligence costs and organization and offering expenses totaled $393,018,000.
2004 Year Highlights
      During 2004, we completed the following key transactions:

•	we sold 26,293,000 shares of our common stock resulting in net proceeds to us after selling costs of $236,109,000; and

•	we acquired 12 consolidated office properties totaling 3,798,000 square feet of gross leaseable area, or GLA, for an aggregate purchase price of $536,755,000.
Current Investment Objectives and Policies

Business Strategy
      Our primary investment objective is to obtain current income from investments in real estate, including real estate that has a government-tenant orientation. Accordingly, we have sought to:

•	invest in income producing real property generally through equity investments in a manner which permits us to continue to qualify as a REIT for federal income tax purposes;

•	generate cash available for distribution to our stockholders;

•	preserve and protect our stockholders’ capital; and

•	realize capital appreciation upon the ultimate sale of our properties.
      To the extent of any additional proceeds or reinvestment proceeds, we will strive to invest in a diversified portfolio of additional properties in terms of geography, type of property and types of tenants that will satisfy our investment objectives. However, we cannot assure you that we will attain these objectives or that our stockholders’ capital will not decrease.
Acquisition Strategies
      Our primary acquisition strategy, under our current business plan (without reference to any strategic shifts) is to acquire and manage (through entities owned or controlled, directly or indirectly by us), office, industrial and service properties that have a government-tenant orientation inasmuch as substantial space is being leased to government tenants. In general, we define government tenants to include:

•	U.S. federal government departments and agencies;

•	state, local and other government departments and agencies;

•	quasi-governmental agencies;

•	government contractors and service providers;

•	governmental licensees; and

•	health care, medical insurance, grant research and similar companies.
      We primarily acquire our properties through wholly-owned subsidiaries of our operating partnership. We may also acquire undivided tenant-in-common, or TIC, interests in real properties and real properties subject to long-term ground leases. As of December 31, 2004, we have acquired 23 consolidated properties and interests in two unconsolidated properties as undivided TICs. We may purchase TIC interests in properties where the other TICs are participating in tax-free exchanges arranged by our Advisor. In connection with any reinvestment of sales proceeds in connection with a tax-free exchange, our Advisor or its affiliates may earn commissions. Other methods of acquiring a property may be used when advantageous. For example, we may acquire properties through joint ventures or the acquisition of substantially all of the interests of an entity that in turn owns a real property. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.
      We may continue to primarily acquire properties with cash and mortgage or other debt; however, we may also acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for such properties in cash or in units of our operating partnership. In the case of properties purchased on an all-cash basis, we may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. The proceeds from such loans, if any, would be used to acquire additional properties to potentially increase our cash flow. Although not required by our Charter or Bylaws as a policy matter, we do not intend to incur indebtedness in excess of 60% of the aggregate fair market value of all our properties, as determined at the end of each calendar year. In addition, we do not intend to incur secured indebtedness on a specific property in excess of 80% of such property’s fair market value.
      As of December 31, 2004, nine of our properties were located in California, seven in Texas and one in each of Florida, Delaware, Illinois, Nebraska, Nevada, Washington, Maryland, Missouri, and Pennsylvania. Our consolidated properties were 87.5% leased as of December 31, 2004. Most of our leases are “gross” leases with terms of five years or more, usually providing for a base minimum annual rent with periodic increases. Our gross leases typically require that we pay all or a majority of the operating expenses, including real estate taxes, special assessments, utilities, insurance and building repairs related to the property. In addition, most of our government tenant leases may permit tenants to terminate under certain circumstances, including, for example, in the event of their failure to obtain financial appropriations or in the event of the termination or non-renewal of a material contract.
      To assist us in meeting our objectives, our Advisor and its affiliates may purchase properties in their own name, assume loans in connection with the purchase of properties and temporarily hold title to such properties for the purpose of facilitating our acquisition of such property. They may also borrow money, obtain financing or complete construction of properties on our behalf. We may also acquire properties from the entities managed by our Advisor. Such acquisitions must be approved by a majority of our directors, including a majority of our independent directors, and supported by an independent appraisal prepared by an appraiser who is a member in good standing of the American Institute of Real Estate Appraisers or similar national organization selected by our independent directors.
Acquisition Standards
      We believe, based on our Advisor’s prior real estate experience, that our Advisor has the ability to identify properties capable of meeting our current investment objectives. In evaluating potential acquisitions, the primary factor we consider is the property’s current and projected cash flow. We also consider a number of other factors relating to a property including, without limitation, the following:

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
      We will not close the purchase of any property unless and until we obtain at least a Phase I environmental assessment for that property and we are generally satisfied with the environmental status of the property.
      In purchasing properties, we will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	periods of high interest rates and tight money supply which may make the sale of properties more difficult;

•	tenant turnover; and

•	general overbuilding or excess supply in the market area.
Disposition Strategies
      We consider various factors when evaluating potential property dispositions. These factors include, without limitation, the following:

•	the ability to sell the property at a price we believe would provide an attractive return to our stockholders;

•	our ability to recycle capital into core markets consistent with our business strategy;

•	our desire to exit markets that are not core markets;

•	whether the property is strategically located;

•	tenant composition and lease rollover for the property;

•	general economic conditions and outlook, including job growth in the local market; and

•	the general quality of the asset.
Operating Strategies
      Our primary operating strategy is to acquire suitable properties with a government-tenant orientation that meet our acquisition standards and to enhance the performance and value of those properties through management strategies designed to address the needs of current and prospective tenants. Our management strategies include:

•	aggressively leasing available space through targeted marketing augmented, where possible, by our Advisor’s local asset and property management offices;

•	re-positioning properties to include, for example, shifting from single to multi-tenant use in order to maximize desirability and utility for prospective tenants;

•	controlling operating expenses by centralization of asset and property management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns; and

•	financing acquisitions and refinancing properties when favorable terms are available to increase cash flow.
Financing Policies
      We conduct substantially all of our investment and debt-financing activities through our operating partnership. To date, we have financed our investments through a combination of equity as well as secured debt. The terms of our line of credit and secured notes contain various financial covenants which require satisfaction of certain total debt-to-asset ratios, secured debt-to-total-asset ratios, debt service coverage ratios, as well as other customary limitations. A primary objective of our financing policy is to manage our financial position to allow us to raise capital at competitive rates. As of December 31, 2004, 15 of our properties were subject to existing mortgages with an aggregate principal amount outstanding of $442,275,000, consisting of $87,264,000, or 20%, of fixed rate debt at a weighted average interest rate of 5.36% per annum and $355,011,000, or 80%, of variable rate debt at a weighted average interest rate of 4.15% per annum. Approximately $178,400,000, or 43%, of our variable rate debt is subject to various interest rate swap, cap and collar agreements that at December 31, 2004 convert some of this debt into fixed rate debt ranging from 1.50% to 5.75% per annum. The fixed interest rates and the interest rate swap, cap and collar agreements on the variable interest rates limit the risk of fluctuating interest rates. In addition, we utilize certain derivative financial instruments at times to limit interest rate risk. The derivatives we enter into, and the only derivative transactions approved by our board of directors, are those which are used only for hedging purposes rather than speculation. If an anticipated hedged transaction does not occur, any positive or negative value of the derivative will be recognized immediately in net income.
      We intend to utilize one or more sources of capital for future growth, which may include borrowings under our secured credit facility with a group of banks led by LaSalle Bank National Association, or LaSalle, and/or the issuance of equity or debt. There is no assurance, however, that we will be able to obtain capital on favorable terms or at all.
      To the extent that our board of directors decides to obtain additional capital, we may elect to retain our earnings (subject to the provisions of the Code requiring distributions of taxable income to maintain REIT status), or dispose of some of our properties or utilize a combination of these methods.
Tax Status
      We elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Code and believe that we have qualified since our first year of operations. As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent we distribute at least 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, we will also be disqualified for taxation as a REIT for the four taxable years following the year in which we lose our qualification. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.
Distribution Policy
      In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. The declaration of monthly distributions on our common stock is at the discretion of our board of directors and our board will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors our board of directors deem relevant.
Competition
      We compete with a considerable number of other real estate companies seeking to lease office space, some of which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.
      We hold interests in properties located in California, Texas, Nebraska, Florida, Delaware, Washington, Pennsylvania, Missouri, Maryland, Illinois, and Nevada. Other entities managed by our Advisor also own property interests in some of the same regions in which we own property interests and such properties are managed by Realty. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by our Advisor or our Advisor’s affiliates. Our Advisor or its affiliates have interests that may vary from those we may have in such geographic markets.
Government Regulations
      Many laws and government regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.
      Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions could be adversely affected.
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
      Use of Hazardous Substances by Some of Our Tenants. Some of our tenants routinely handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require the tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.
      Other Federal, State and Local Regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on engineering reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.
Significant Tenants
      As of December 31, 2004, none of our tenants accounted for 10% or more of our aggregate annual rental income. However, separate agencies of the General Services Administration had 21 leases at eight of our consolidated properties which accounted for 20.8% of our aggregate annual rental income at December 31, 2004.

      Our ten largest tenants at our consolidated properties, based upon the aggregate annual rental income, accounted for 31.7% of our aggregate annual rental income at December 31, 2004. These tenants are:

•	General Services Administration (EPA) at Hawthorne Plaza, at 7.2%;

•	Federal Deposit Insurance Corp. at Pacific Place, at 4.2%;

•	City of San Diego at 600 B St. San Diego, at 3.6%;

•	Jacobs Engineering at One Financial Plaza, at 3.1%;

•	General Services Administration (IRS) at North Pointe Corporate Center, at 2.5%;

•	Golden Eagle Insurance Co. at 525 B St., at 2.4%;

•	General Services Administration at Public Ledger Building, at 2.4%;

•	Radian International at AmberOaks Corporate Center, at 2.3%;

•	Elsevier, Inc. at 525 B St., at 2.1%; and

•	General Services Administration (U.S. Bankruptcy Court) at 824 Market St., at 1.9%.
      The loss of these above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.
      We are also subject to a concentration of regional economic exposure as 52.5% and 20.1% of our aggregate annual base rental income is generated by our consolidated properties located in California and Texas, respectively. Regional economic downturns in California and Texas could adversely impact our operations.
Employees
      We have no employees and our executive officers are all employees of our Advisor. Substantially all of our work is performed by employees of our Advisor and its affiliates.
Financial Information About Industry Segments
      We are in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of office, industrial and service properties. We internally evaluate all of our properties as one industry segment, and, accordingly, we do not report segment information.

Item 2.	Properties
      As of December 31, 2004, we owned 23 consolidated office properties located in nine states with an aggregate GLA of 5.9 million square feet. We also owned interests in two unconsolidated office properties located in two states with an aggregate GLA of 648,000 square feet. As of December 31, 2004, 40.8% of the aggregate GLA of our consolidated properties was leased to government-oriented tenants.

      The following table presents certain additional information about our consolidated properties at December 31, 2004:

									Annual
						Annual		Physical	Rent Per
		GLA	% of	%	Date	Rent	% Total	Occupancy	Sq Ft
Property	Property Location	(Sq Ft)	GLA	Owned	Acquired	(1)	of Annual	(2)	(3)

5508 West Hwy. 290 Building	Austin, TX	74,000	1.2%	100.0%	09/13/02	$921,000	0.9%	77.4%	$16.06
Two Corporate Plaza	Clear Lake, TX	161,000	2.7	100.0	11/27/02	2,525,000	2.6	91.9	17.03
Atrium Building	Lincoln, NE	167,000	2.8	100.0	01/31/03	1,389,000	1.4	80.2	10.37
Department of Children & Family
Campus	Plantation, FL	124,000	2.1	100.0	04/25/03	1,980,000	2.0	87.0	18.35
Gemini Plaza	Houston, TX	159,000	2.7	100.0	05/02/03	1,467,000	1.5	100.0	9.25
Bay View Plaza	Alameda, CA	61,000	1.0	97.7	07/31/03	1,256,000	1.3	93.0	21.96
North Pointe Corporate Center	Sacramento, CA	133,000	2.2	100.0	08/11/03	2,907,000	2.9	82.6	26.44
824 Market St.	Wilmington, DE	202,000	3.4	100.0	10/10/03	3,957,000	4.0	89.0	22.05
Sutter Square Galleria	Sacramento, CA	61,000	1.0	100.0	10/28/03	1,153,000	1.2	96.0	19.65
One World Trade Center	Long Beach, CA	573,000	9.6	100.0	12/05/03	10,899,000	11.0	85.4	22.25
Centerpoint Corporate Park	Kent, WA	436,000	7.3	100.0	12/30/03	4,803,000	4.9	72.6	15.19
AmberOaks Corporate Center	Austin, TX	282,000	4.7	100.0	01/20/04	2,703,000	2.7	76.2	12.58
Public Ledger Building	Philadelphia, PA	472,000	7.9	100.0	02/13/04	6,741,000	6.8	83.0	17.22
Madrona Buildings	Torrance, CA	211,000	3.5	100.0	03/31/04	4,639,000	4.7	94.7	23.17
Brunswig Square	Los Angeles, CA	136,000	2.3	100.0	04/05/04	2,647,000	2.7	90.3	21.57
North Belt Corporate Center	Houston, TX	156,000	2.6	100.0	04/08/04	2,132,000	2.2	81.6	16.78
Hawthorne Plaza	San Francisco, CA	419,000	7.0	100.0	04/20/04	11,197,000	11.3	91.9	29.08
Pacific Place	Dallas, TX	324,000	5.4	100.0	05/26/04	4,214,000	4.3	99.7	13.03
525 B Street	San Diego, CA	424,000	7.1	100.0	06/14/04	9,819,000	9.9	97.6	23.75
600 B Street	San Diego, CA	339,000	5.7	100.0	06/14/04	7,422,000	7.5	99.3	22.06
Western Place I & II	Fort Worth, TX	429,000	7.2	78.5	07/23/04	5,938,000	6.0	80.4	17.22
One Financial Plaza	St. Louis, MO	434,000	7.3	77.6	08/06/04	6,575,000	6.6	93.5	16.20
Pax River Office	Lexington Park, MD	172,000	2.9	100.0	08/06/04	1,591,000	1.6	69.2	13.37

Totals		5,949,000				$98,875,000		87.5%	$19.01

(1)	Annualized rental income based on contractual base rent from leases in force at December 31, 2004.

(2)	As of December 31, 2004, approximately 87.5% of the total GLA in our consolidated properties was leased.

(3)	Average annual rent per square foot at December 31, 2004.
      The following information generally applies to the properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, ranging primarily from 15 to 39 years and over the shorter of the lease term or useful lives of the tenant improvements.

      G REIT, Inc. A summary of our organizational structure and the properties we own and hold interests in as of December 31, 2004 is as follows:

      The following is a summary of our ownership information for the properties in which we own less than a 100% interest:
Congress Center Ownership
      The following is a summary of our relationships with entities with ownership interests in Congress Center.

Bay View Plaza Ownership
      The following is a summary of our relationships with entities with ownership interests in Bay View Plaza.
Park Sahara Ownership
      The following is a summary of our relationships with entities with ownership interests in Park Sahara.

Western Place I & II Ownership
      The following is a summary of our relationships with entities with ownership interests in Western Place I & II.
One Financial Plaza Ownership
      The following is a summary of our relationships with entities with ownership interests in One Financial Plaza.

Affiliated Companies
      The following is a summary detailing the relationships that Anthony W. Thompson has with Triple Net Properties, LLC, NNN Capital Corp., and Realty at December 31, 2004.
Lease Expiration Table
      The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at our consolidated properties as of December 31, 2004, by number, percentage of total aggregate GLA and annual base rent.

					% of Total
		Total Sq.	% of Total	Annual Rent	Annual Rent
	Number	Ft. of	GLA	Under	Represented by
	of Leases	Expiring	Represented by	Expiring	Expiring
Year Ending December 31	Expiring	Leases	Expiring Leases	Leases	Leases

2005	76	442,000	8.8%	$9,925,000	10.2%
2006	98	556,000	11.1	9,537,000	9.8
2007	89	884,000	17.6	14,436,000	14.8
2008	62	611,000	12.2	12,070,000	12.4
2009	86	694,000	13.8	16,150,000	16.6
2010	25	221,000	4.4	4,789,000	4.9
2011	27	622,000	12.4	8,966,000	9.2
2012	28	419,000	8.3	8,712,000	9.0
2013	18	426,000	8.5	9,975,000	10.3
2014	5	59,000	1.2	447,000	0.5
Thereafter	2	87,000	1.7	2,198,000	2.3

Total	516	5,021,000	100%	$97,205,000	100%

Concentration of Tenants
      The following table sets forth information as to the ten largest tenants at the consolidated properties as of December 31, 2004, based upon aggregate annual rental income.

			% of
		Current	Total
		Annual Base	Rental	Rentable	Lease	Renewal
Lessee	Property	Rent	Income	Square Feet	Expiration	Options

GSA (EPA)(*)	Hawthorne Plaza	$7,120,000	7.2%	259,000	9/30/2009	None
FDIC(*)	Pacific Place	4,174,000	4.2	321,000	11/30/2007	None
City of San Diego(*)	600 B St.	3,539,000	3.6	168,000	5/31/2013	Two 5 year
Jacobs Engineering	One Financial	3,031,000	3.1	54,000	9/30/2012	One 5 year
GSA (IRS)(*)	North Pointe	2,510,000	2.5	92,000	8/17/2007	None
Golden Eagle Ins. Co.	525 B St.	2,343,000	2.4	122,000	8/31/2008	Two 5 year
GSA(*)	Public Ledger	2,422,000	2.4	129,000	4/23/2008	None
Radian International	AmberOaks	2,262,000	2.3	174,000	7/30/2011	Two 5 year
Elsevier, Inc.	525 B St.	2,124,000	2.1	74,000	10/31/2009	Two 5 year
GSA (U.S. Bankruptcy Court)(*)	824 Market Street	1,910,000	1.9	69,000	08/05/2013	None

		$31,435,000	31.7%	1,462,000

(*) Government entity or government contractor.
Geographic Diversification; Concentration Table
      The following table lists, in alphabetical order, the states where our consolidated properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2004.

					Approximate
			Approximate	Current	% of
	No. of	Aggregate	% of Square	Annual Base	Aggregate
State	Properties	Square Feet	Feet	Rent	Annual Rent

California	9	2,357,000	39.7%	$51,939,000	52.5
Delaware	1	202,000	3.4	3,957,000	4.0
Florida	1	124,000	2.1	1,980,000	2.0
Maryland	1	172,000	2.9	1,591,000	1.6
Missouri	1	434,000	7.3	6,575,000	6.6
Nebraska	1	167,000	2.8	1,389,000	1.4
Pennsylvania	1	472,000	7.9	6,741,000	6.9
Texas	7	1,585,000	26.6	19,900,000	20.1
Washington	1	436,000	7.3	4,803,000	4.9

Total	23	5,949,000	100.0%	$98,875,000	100.0%

Indebtedness
      At December 31, 2004, we had secured mortgage loans outstanding on 15 of our consolidated properties, representing aggregate indebtedness of $442,275,000 consisting of $87,264,000, or 20%, of fixed rate debt at a weighted average interest rate of 5.36% per annum and $355,011,000, or 80%, variable rate debt at a weighted average interest rate of 4.15% per annum. In addition, at December 31, 2004, advances under our credit facility with LaSalle in the amount of $58,369,000, at an interest rate of 4.28% per annum, were collateralized by certain of our consolidated properties. See Item 7: “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” and Notes 7 and 8 to the financial statements included with this report.

Item 3.	Legal Proceedings

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in securities offerings (including offerings by us, T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Advisor and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Advisor, including us. Our Advisor has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could involve us and our required periodic reports under the Exchange Act and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      During the period covered by this report, there was no established public trading market for our shares of common stock.
      Effective July 22, 2002, we adopted a share repurchase plan, or Repurchase Plan, which provided eligible stockholders with limited liquidity by enabling them to request the repurchase of their common stock by us subject to various limitations. Repurchases are made at the sole discretion of our board of directors. To be eligible to request a repurchase, a stockholder must offer for resale at least 25% of the total number of shares of common stock owned and must have owned the shares for at least one year.
      The price paid by us per repurchased share of common stock varies in accordance with the terms of the Repurchase Plan. Repurchases, if any, are affected by us on or about the last day of each calendar quarter. Funding for the Repurchase Plan comes from our operations and DRIP. We repurchased 18,000 and 28,000 shares of our common stock for $164,000 and $257,000 for the years ended December 31, 2004 and 2003, respectively. The Repurchase Plan was terminated on April 30, 2004.
Stockholders
      As of March 31, 2005, we had 13,973 stockholders of record.
Distributions
      Beginning September 1, 2002, we began monthly distributions to our stockholders of record as of the end of the preceding month at 7.00% per annum of the per share purchase price to the extent of lawfully available funds. The distribution rate increased to 7.25% per annum effective January 1, 2003 and to 7.50% per annum effective June 1, 2003. Distribution rates are based on a $10.00 per share purchase price.

For the years ended December 31, 2004 and 2003, we declared distributions of $28,042,000 and $6,211,000, respectively.
      The declaration of monthly distributions is at the discretion of our board of directors and our board will determine the amount of distributions on a regular basis. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors our board of directors deem relevant.
      Additionally, we are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. We may be required to use borrowings under our credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our stockholders. We anticipate that our current distribution rate will meet our REIT distribution requirements for 2005. Amounts accumulated for distribution to our stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.
Equity Compensation Plan Information
      Our equity compensation plan information as of December 31, 2004 is as follows:

Number of Securities
	to be Issued Upon	Weighted Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance

Equity compensation plans approved by security holders(1)	440,000	$9.00 - $9.05	6,060,000
Equity compensation plans not approved by security holders	—		—

Total	440,000		6,060,000

(1)	Each of our independent director and officer/employee stock option plans was approved at our Annual Meeting of Shareholders held on June 28, 2003. Our 2004 incentive award plan was approved at our Annual Meeting of Shareholders held on June 29, 2004.
Use of Proceeds from Registered Securities
      Pursuant to our Initial Offering, we offered for sale on a best efforts basis up to 20,000,000 shares of our common stock at $10.00 per share and up to 1,000,000 shares pursuant to our DRIP. Our Initial Offering was declared effective on July 22, 2002 and terminated on February 17, 2004.
      As of December 31, 2004, we sold the following securities in our Initial Offering for the following aggregate offering prices:

*	19,994,000	shares on a best efforts basis for $199,518,000
*	587,000	shares pursuant to the DRIP for $5,568,000
*	(46,000)	shares repurchased pursuant to the Repurchase Plan for $421,000
      The total of shares and gross offering proceeds, net of shares repurchased, from our Initial Offering as of December 31, 2004 was 20,535,000 shares for $204,665,000. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by our Advisor for $200,000 preceding the commencement of our Initial Offering.

      From July 22, 2002 through December 31, 2004, we incurred the following expenses in connection with the issuance and distribution of the securities registered in our Initial Offering:

Type of Expense	Amount

Commissions	$14,618,000
Finders’ fees	—
Marketing and due diligence expenses	3,947,000
Other expenses to affiliates	1,630,000
Other expenses paid to non-affiliates	749,000

Total expenses	$20,944,000

      The net offering proceeds to us for our Initial Offering, after deducting the total expenses paid and accrued described above, were $183,721,000.
      The commissions and marketing and due diligence expenses were paid to NNN Capital Corp. an affiliate of our Advisor which was 100% owned by Anthony W. Thompson, our chief executive officer, president and chairman, during our Initial Offering. NNN Capital Corp. reallowed all of the commissions and a portion of the marketing and due diligence expenses to soliciting broker dealers.

Item 6.	Selected Financial Data
      The following should be read with the sections titled “Risk Factors,”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto.
SELECTED FINANCIAL DATA
G REIT, INC.
(a Maryland corporation)

	December 31,

Selected Financial Data(1)	2004	2003	2002	2001

BALANCE SHEET DATA:
Total assets	$915,050,000	$345,399,000	$36,461,000	$100
Mortgage loans payable	442,275,000	97,257,000	16,860,000	—
Credit facility	58,369,000	81,534,000	—	—
Stockholders’ equity	357,025,000	150,522,000	18,350,000	—
OPERATING DATA (BY YEAR):
Rental income	$94,910,000	$12,427,000	$733,000	—
Rental expenses	40,262,000	4,750,000	205,000	—
General and administrative expense	3,401,000	1,520,000	170,000	—
Interest expense	18,951,000	2,648,000	248,000	—
Net income (loss)	(1,876,000)	78,000	26,000	—
Net income (loss) per common share, basic and diluted(2)	(0.05)	0.01	0.06	—
Distributions declared	28,042,000	6,211,000	280,000	—
Distributions per common share(2)	$0.75	$0.74	$0.69	—
Weighted average number of shares outstanding(2):
Basic and diluted	37,336,000	8,243,000	405,000	10
OTHER DATA:
Cash flows provided by (used in) operating activities	$39,905,000	$7,878,000	$(609,000)	—
Cash flows used in investing activities	(563,218,000)	(291,418,000)	(26,101,000)	—
Cash flows provided by financing activities	525,347,000	290,694,000	35,089,000	100
Funds from operations(2)(3)	$33,818,000	$5,019,000	$128,000	—
Number of consolidated properties	23	11	2	—
Rentable square feet	5,972,000	2,146,000	235,000	—
Occupancy of portfolio	88%	88%	96%	—

(1)	The above selected financial data should be read in conjunction with the historical consolidated financial statements and related notes appearing elsewhere in this report.

(2)	Net income (loss) and distributions per share are based upon the weighted average number of shares of common stock outstanding. Distributions by us of the current and accumulated earnings and profits for federal income tax purposes are taxable to our stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of our stockholder’s basis in the shares of common stock to the extent thereof (a return of capital for tax purposes), and thereafter as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s shares. For the years ended December 31, 2004, 2003 and 2002, 51.64%, 53.61% and 34.71%, respectively, represented a return of capital for tax purposes. In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income. REIT taxable income does not include net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors our board of directors may deem relevant.

(3)	One of our objectives is to provide cash distributions to our stockholders from cash generated from operations. We believe that Funds From Operations, or FFO, is a useful supplemental measure of our operating performance. We compute FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO and, accordingly, our FFO calculations may not be comparable to other REITs.

Because FFO excludes depreciation and amortization, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, we believe FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.

However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs and could materially impact our results of operations.

Non-cash adjustments to arrive at FFO consisted of adjustments for, depreciation and amortization and net gain (loss) from the sale of a joint venture. For additional information, see “Funds from Operations,” which includes a reconciliation of our GAAP net income available to our stockholders to FFO for the years ended December 31, 2004 and 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with Item 6: “Selected Financial Data” and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of REITs); availability of capital; interest rates; competition; supply and demand for operating properties in our current and proposed market areas; and generally accepted accounting principles, and policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
      We were incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. On September 27, 2004, we were reincorporated in the State of Maryland in accordance with the approval of our stockholders at the 2004 Annual Meeting of Shareholders. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income, as defined by the Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2004, we believe we were in compliance with all relevant REIT requirements.
      We were incorporated to acquire ownership interests in office, industrial and service real estate properties with a government-tenant orientation. We completed our first property acquisition in September 2002. As of December 31, 2004, we have purchased interests in 25 properties, including 23 consolidated interests in office properties and two unconsolidated undivided tenant-in-common interests in office properties.
      We are externally advised by Triple Net Properties, LLC, or our Advisor. Our Advisor is primarily responsible for managing our day-to-day operations and assets. The advisory agreement between us and our Advisor, or the Advisory Agreement, has a one-year term which expires on July 22, 2005, and is subject to successive renewals with the written consent of the parties, including a majority of our independent directors. Our Advisor is affiliated with us in that the two entities have common officers and directors, some of whom also own an equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which was solely owned by Anthony W. Thompson, our chief executive officer, president and chairman of our board of directors, through December 31, 2004 (effective January 1, 2005, Mr. Thompson owns 88% of Realty), a real estate brokerage and management company, to provide various services for the properties. Our Advisor and Realty were formed in 1998 to serve as an asset and property manager for real estate investment trusts, syndicated real estate limited partnerships, limited liability companies and similar real estate entities.
Business Strategy
      Our primary business strategy is currently to actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. We believe that our recently acquired real estate investments will have a significant impact on our future results of operations. In the event of subsequent dispositions, if we do not redeploy the funds into additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the uninvested funds. We may also sell existing properties and place the net proceeds into new investment properties we believe will generate long-term value. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.

2004 Acquisitions
      We acquired the following properties during 2004 (for further discussion on these properties, see Note 3 to the consolidated financial statements):

AmberOaks Corporate Center — Austin, Texas — January 20, 2004 — we own 100%

Public Ledger Building — Philadelphia, Pennsylvania — February 13, 2004 — we own 100%

Madrona Buildings — Torrance, California — March 31, 2004 — we own 100%

Brunswig Square — Los Angeles, California — April 5, 2004 — we own 100%

North Belt Corporate Center — Houston, Texas — April 8, 2004 — we own 100%

Hawthorne Plaza — San Francisco, California — April 20, 2004 — we own 100%

Pacific Place — Dallas, Texas — May 26, 2004 — we own 100%

525 B Street (Golden Eagle) — San Diego, California — June 14, 2004 — we own 100%

600 B Street (Comerica) — San Diego, California — June 14, 2004 — we own 100%

Western Place I & II — Fort Worth, Texas — July 23, 2004 — we own 78.5%

Pax River Office Park — Lexington Park, Maryland — August 6, 2004 — we own 100%

One Financial Plaza — St. Louis, Missouri — August 6, 2004 — we own 77.63%
      During the year ended December 31, 2004, we completed the acquisition of ten wholly-owned properties and two tenant-in-common, or TIC, interests in two properties with TIC interests of 78.50% and 77.63%, adding a total of 3,798,000 square feet of gross leaseable area, or GLA, to our property portfolio. The aggregate purchase price was $536,755,000, of which $327,038,000 was financed with mortgage debt. We paid $13,315,000 in commissions to Realty in connection with these acquisitions. In accordance with Statement of Accounting Financial Standard, or SFAS, No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2004, we have allocated and recorded $93,192,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Such intangible assets are being amortized over the term of each of the underlying tenant leases ranging from one to 107 months. Total amortization of the lease intangible assets for 2004 was $14,132,000. On certain acquisitions, we have recorded lease intangible liabilities related to the acquired below market leases of $23,433,000 during 2004. The lease intangible liabilities are being amortized over the term of each of the underlying tenant leases ranging from two to 123 months. Amortization of $5,406,000 was recorded for these lease intangibles during 2004.
2003 Acquisitions
      We acquired the following consolidated properties during 2003; for further discussion on these properties, see Note 3 to the consolidated financial statements.

Atrium Building — Lincoln, Nebraska — January 31, 2003 — we own 100%

Department of Children and Families Campus — Plantation, Florida — April 25, 2003 — we own 100%

Gemini Plaza — Houston, Texas — May 2, 2003 — we own 100%

Bay View Plaza — Alameda, California — July 31, 2003 — we own 97.68%

North Pointe Corporate Center — Sacramento, California — August 11, 2003 — we own 100%

824 Market Street — Wilmington, Delaware — October 10, 2003 — we own 100%

Sutter Square — Sacramento, California — October 28, 2003 — we own 100%

One World Trade Center — Long Beach, California — December 5, 2003 — we own 100%

Centerpoint Corporate Center — Kent, Washington — December 30, 2003 — we own 100%

      During the year ended December 31, 2003, we completed the acquisition of eight wholly-owned properties, one property with a TIC interest of 97.68% and two unconsolidated TIC interests in two properties with TIC interests of 30.00% and 4.75%, adding a total of 2,564,000 square feet of GLA to our property portfolio. The aggregate purchase price of the nine consolidated properties was $274,980,000, of which $125,673,000 was financed with mortgage debt. We paid $7,079,000 in commissions to Realty in connection with these acquisitions. In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2003, we have allocated and recorded $6,192,000 of intangible assets associated with in-place lease origination costs, as well as above market leases. Such intangible assets are being amortized over the term of each of the underlying tenant leases ranging from 14 to 94 months. Total amortization of the lease intangible assets for 2003 was $599,000. On certain acquisitions, we have recorded lease intangible liabilities related to the acquired below market leases which aggregated $7,969,000 during 2003. The lease intangible liabilities are being amortized over the term of each of the underlying tenant leases ranging from 13 to 120 months. Amortization of $472,000 was recorded for these lease intangibles during 2003.
Critical Accounting Policies
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate and intangible assets, purchase price allocation, deferred assets and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

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

Impairment
      Our properties are stated at depreciated cost. We assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators we consider important which could trigger an impairment review include the following:

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
      We have not recorded any impairment losses at December 31, 2004 and 2003.

Purchase Price Allocation
      In accordance with SFAS No. 141, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible in-place lease asset and below market lease values are included in intangible lease liability in the accompanying condensed consolidated financial statements and are amortized to rental income over the weighted average remaining term of the acquired leases with each property.
      The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.
      These allocations are subject to change based on continuing valuation analysis or other evidence, until the allocations are finalized or the stipulated time of one year from the date of acquisition.

Deferred Assets
      Costs incurred for debt financing and property leasing are capitalized as deferred assets. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Unamortized financing and leasing costs are charged to expense in the event of debt prepayment or early termination of the lease.

Qualification as a REIT
      Since our taxable year ended December 31, 2002, we have organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Code. Our qualification and taxation as a REIT depends on our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, numerous requirements established under highly technical and complex Code provisions subject to interpretation.
      If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.

Moreover, unless entitled to relief under specific statutory provisions, we also would be disqualified as a REIT for four taxable years following the year during which qualification was lost.
Results of Operations
      The operating results are primarily comprised of income derived from our portfolio of properties. Because of the significant property acquisitions throughout the years ended December 31, 2004 and 2003, the comparability of financial data from period to period is limited.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

	Year Ended December 31,

				Percent
	2004	2003	Change	Change

Revenues:
Rental income	$94,910,000	$12,427,000	$82,483,000	663.74%
Expenses:
Rental expenses	40,262,000	4,750,000	35,512,000	747.62%
General and administrative	3,401,000	1,520,000	1,881,000	123.75%
Depreciation	21,801,000	3,351,000	18,450,000	550.58%
Amortization	13,032,000	405,000	12,627,000	3,117.78%

	78,496,000	10,026,000	68,470,000	682.92%

Income before other (expense) income, minority interest and income taxes	16,414,000	2,401,000	14,013,000	583.63%
Other (expense) income:
Interest (including amortization of deferred financing costs)	(18,951,000)	(2,648,000)	(16,303,000)	615.67%
Interest and dividend income	423,000	124,000	299,000	241.13%
Gain on sale of marketable securities and joint venture	1,231,000	—	1,231,000	—
Equity in earnings (losses) of unconsolidated real estate	(604,000)	204,000	(808,000)	(396.08)%

Income (loss) before minority interest and income taxes	(1,487,000)	81,000	(1,568,000)	(1,935.80)%
Minority interests	(9,000)	3,000	(12,000)	(400)%
Income taxes	398,000	—	398,000	—

Net income (loss)	$(1,876,000)	$78,000	$(1,954,000)	(2,505.13)%

      Rental income increased $82,483,000, or 664%, to $94,910,000 during the year ended December 31, 2004 compared to rental income of $12,427,000 for the year ended December 31, 2003. $49,882,000, or 60%, of the increases were primarily attributable to the 12 properties acquired during 2004. $28,668,000, or 35%, of the increases were attributable to a full year of ownership of the nine properties acquired during 2003.
      Rental expenses increased $35,512,000, or 748%, to $40,262,000 during the year ended December 31, 2004 compared to rental expenses of $4,750,000 for the year ended December 31, 2003. $21,413,000, or 60%, of the increases were primarily attributable to the 12 properties acquired during 2004. $10,009,000, or 28%, of the increases were attributable to a full year of ownership of the nine properties acquired during 2003.
      General and administrative expenses consist primarily of third party professional legal and accounting fees related to our SEC filing requirements. General and administrative expenses increased $1,881,000, or 124%, to $3,401,000 during the year ended December 31, 2004 compared to general and administrative expenses of $1,520,000 for the year ended December 31, 2003. $530,000, or 28%, of the increases were primarily attributable to the 12 properties acquired during 2004. $309,000, or 16%, of the increases were attributable to a full year of ownership of the nine properties acquired during 2003. $257,000, or 14%, of the increases were attributable to stock compensation expense related to the stock option and restricted stock grants in 2004. In addition, $723,000, or 38%, of the increases were attributable to an increase in fees for services rendered by the independent auditors and outside council in 2004.
      Depreciation expense increased $18,450,000, or 551%, to $21,801,000 during the year ended December 31, 2004 compared to depreciation expense of $3,351,000 for the year ended December 31, 2003. $8,507,000, or 46%, of the increases were primarily attributable to the 12 properties acquired during 2004. $9,851,000, or 53%, of the increases were attributable to a full year of ownership of the nine properties acquired during 2003. Amortization expense increased $12,627,000, or 3,118%, to $13,032,000 during the year ended December 31, 2004 compared to amortization expense of $405,000 for the year ended December 31, 2003. $11,611,000, or 92%, of the increases were primarily attributable to the 12 properties acquired during 2004. $1,005,000, or 8%, of the increases were attributable to a full year of ownership of the nine properties acquired during 2003.
      Interest expense increased $16,303,000, or 616%, to $18,951,000 during the year ended December 31, 2004 compared to interest expense of $2,648,000 for the year ended December 31, 2003. $9,278,000, or 57%, of the increases were primarily attributable to borrowings on nine of the 12 properties acquired during 2004. $4,330,000, or 27%, of the increases were attributable to a full year ownership of the nine properties acquired during 2003 and the borrowings associated with the 2003 acquisitions. Further contributing to the increase was the conversion of $73,400,000 of variable rate debt with rates ranging between 3.66% and 5.48% per annum to a fixed rate of 5.2% per annum.
      Interest and dividend income increased $299,000, or 241%, to $423,000 during the year ended December 31, 2004 compared to interest and dividend income of $124,000 for the year ended December 31, 2003. $125,000, or 42%, of the increases were primarily attributable to the interest and dividend income earned on our investment in marketable equity securities. The remaining increase of $174,000, or 58%, is primarily attributable to higher cash balances in interest bearing accounts at December 31, 2004.
      Gain on sale of marketable securities and joint venture was due to the purchase and sale of the investment in the joint venture at G REIT-TRS, Inc. resulting in a gain of $980,000 and the gain on sale of marketable securities of $251,000 during the year ended December 31, 2004.
      Equity in earnings (losses) of unconsolidated real estate decreased by $808,000, or 396%, to a loss of ($604,000) during the year ended December 31, 2004 compared to equity in earnings of $204,000 for the year ended December 31, 2003. The decrease was primarily due to the write off of unamortized loan costs at Congress Center as a result of refinancing the existing mortgage as well as an increase in property tax reassessments during 2004.
      Income taxes consisted of the provision recorded as a result of the gain on sale of the joint venture at G REIT-TRS, Inc., a taxable REIT subsidiary.
      As a result of the above items, net loss for the year ended December 31, 2004 was ($1,876,000), or ($0.05) per basic and dilutive share compared with net income of $78,000, or $0.01 per basic and dilutive share for the year ended December 31, 2003.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

	Year Ended December 31,

				Percent
	2003	2002	Change	Change

Revenues:
Rental income	$12,427,000	$733,000	$11,694,000	1,595.36%
Expenses:
Rental expenses	4,750,000	205,000	4,545,000	2,217.07%
General and administrative	1,520,000	170,000	1,350,000	794.12%
Depreciation	3,351,000	102,000	3,249,000	3,185.29%
Amortization	405,000	—	405,000	—

	10,026,000	477,000	9,549,000	2,001.89%

Loss before other (expense) income and minority interest	2,401,000	256,000	2,145,000	837.89%
Other (expense) income:
Interest (including amortization of deferred financing costs)	(2,648,000)	(248,000)	(2,400,000)	967.74%
Interest and dividend income	124,000	18,000	106,000	588.89%
Equity in earnings of unconsolidated real estate	204,000	—	204,000	—

Income before minority interest	81,000	26,000	55,000	211.54%
Minority interest	3,000	—	3,000	—

Net income	$78,000	$26,000	$52,000	200.00%

      Rental income increased $11,694,000, or 1,595%, to $12,427,000 during the year ended December 31, 2003 compared to rental income of $733,000 for the year ended December 31, 2002. $7,795,000, or 67%, of the increases were primarily attributable to the nine properties acquired during 2003. $3,965,000, or 33%, of the increases were attributable to a full year of ownership of the two properties acquired during 2002.
      Rental expenses increased $4,545,000, or 2,217%, to $4,750,000 during the year ended December 31, 2003 compared to rental expenses of $205,000 for the year ended December 31, 2002. $2,933,000, or 65%, of the increases were primarily attributable to the nine properties acquired during 2003. $1,081,000, or 24%, of the increases were attributable to a full year of ownership of the two properties acquired during 2002.
      General and administrative expenses consist primarily of third party professional legal and accounting fees related to our SEC filing requirements. General and administrative expenses increased $1,350,000, or 794%, to $1,520,000 during the year ended December 31, 2003 compared to general and administrative expenses of $170,000 for the year ended December 31, 2002. $161,000, or 12%, of the increases were primarily attributable to the nine properties acquired during 2003. $1,143,000, or 85%, of the increases were attributable to a full year of operations at G REIT Inc and G REIT L.P. which resulted in an increase in legal and professional fees along with marketing, postage, delivery and printing expenses and board of director’s fees.
      Depreciation expense increased $3,249,000, or 3,185%, to $3,351,000 during the year ended December 31, 2003 compared to depreciation expense of $102,000 for the year ended December 31, 2002. $2,133,000, or 66%, of the increases were primarily attributable to the nine properties acquired during 2003. $1,116,000, or 34%, of the increases were attributable to a full year of ownership of the two properties acquired during 2002.
      Amortization expense was $405,000 at December 31, 2003 compared to zero at December 31, 2002 as a result of the nine properties acquired during 2003.

      Interest expense increased $2,400,000, or 968%, to $2,648,000 during the year ended December 31, 2003 compared to interest expense of $248,000 for the year ended December 31, 2002. $1,284,000, or 54%, of the increases were primarily attributable to borrowings on the nine properties acquired during 2003. $1,116,000, or 46%, of the increases were attributable to a full year ownership of the two properties acquired during 2002 and the borrowings associated with the 2002 acquisitions, as well as the amortization of deferred financing costs at G REIT, Inc and G REIT, L.P.
      Interest and dividend income increased $106,000, or 589%, to $124,000 during the year ended December 31, 2003 compared to interest and dividend income of $18,000 for the year ended December 31, 2002. For the years ended December 31, 2003 and 2002, interest and dividend income was solely comprised of interest income. The increases were primarily attributable to higher cash balances in interest bearing accounts at December 31, 2003.
      Equity in earnings of unconsolidated real estate was $204,000 at December 31, 2003 as a result of the acquisition of two unconsolidated real estate properties in 2003.
      As a result of the above items, net income for the year ended December 31, 2003 was $78,000 or $0.01 per basic and dilutive share compared with net income of $26,000, or $0.06 per basic and dilutive share for the year ended December 31, 2002.
Liquidity and Capital Resources

Current Sources of Capital and Liquidity
      We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. Moreover, our primary source of liquidity to fund property acquisitions, temporary working capital and unanticipated cash needs is our credit facility. There is no assurance, however, that we will be able to obtain capital on favorable terms or at all. As of December 31, 2004 and 2003, our total debt as a percentage of total capitalization was 58.4% and 54.3%, respectively.
      As of December 31, 2004, we had a $175,000,000 credit facility with a group of banks led by LaSalle Bank National Association, or LaSalle, with outstanding borrowings of $58,369,000. The credit facility matures on January 6, 2006. Advances under this credit facility are made available for the purchase of properties by us and collateralized by the related property. Advances bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.5%, declining to 2.25% when we meet certain conditions, which include no default on advances, and full compliance with the other covenants. The advances are subject to a floor rate of 3.9%, and require interest only payments on a monthly basis. In connection with the term of our credit facility, we granted LaSalle a right of refusal to finance our purchase of other properties.

Factors Which May Influence Future Sources of Capital and Liquidity
      In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by Triple Net Properties, LLC, our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.

      As we have previously disclosed, our board of directors is considering a variety of potential strategic initiatives. When that process is completed, we intend to announce how we will address the errors in the prior performance tables described above.
Financing
      As of December 31, 2004, we were not in compliance with a financial covenant requirement in our mortgage loan agreement with HSH Nordbank on our One World Trade Center property in Long Beach, California. As a result, we are required to send all revenues to a lockbox from which HSH Nordbank satisfies its debt service requirements and remits remaining funds to us.
      During 2004, we borrowed $327,038,000 under various fixed and variable rate mortgage loans, secured by nine office properties we acquired in 2004. The fixed interest rate loans require monthly principal and interest payments based on a fixed rate of 5.2% per annum. Variable interest rate loans include interest only loans, with interest rates ranging from 3.66% to 5.48% per annum. Loans mature at various dates through June 2011. In September 2004, we paid off one of these loans, a $14,250,000 mortgage in its entirety.
      The composition of our aggregate debt balances at December 31, 2004 and 2003 were as follows:

	Percentage of		Weighted Average
	Total Debt		Interest Rate

	December 31,		December 31,

	2004	2003	2004	2003

Mortgage and credit facility
Mortgage	88.3%	54.4%	4.4%	3.6%
Credit facility	11.7%	45.6%	4.5%	3.9%
Fixed rate and variable rate
Fixed rate	17.4%	7.9%	5.36%	6.2%
Variable rate	82.6%	92.1%	4.17%	3.6%
      The percentage of fixed rate debt to total debt at December 31, 2004 and 2003 does not take into consideration the portion of variable rate debt capped by our interest-rate cap agreements. Including the effects of the interest-rate cap agreements, we had fixed or capped 55.9% and 65.7% of our total outstanding debt at December 31, 2004 and 2003, respectively.
      At December 31, 2004, 82.6% of our total debt required interest payments based on variable rates. Although the interest payments on 55.9% of our debt are either fixed, or hedged through the employment of interest-rate swap and cap agreements at December 31, 2004, the remaining 44.1% of our debt is exposed to fluctuations on the one-month LIBOR rate. We cannot provide assurance that we will be able to replace our interest-rate swap and cap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.
      The following table lists the derivative financial instruments held by us as of December 31, 2004:

Notional Amount	Carrying Value	Instrument	Rate	Maturity

$26,400,000	$56,000	Swap	2.03%	05/01/2005
75,000,000	—	Cap	5.75%	01/31/2006
77,000,000	254,000	Collar	1.5% to 4.05%	12/05/2006
14,000,000	1,000	Cap	5.00%	03/01/2006

$192,400,000	$311,000

      We have restricted cash balances of $17,868,000 as of December 31, 2004 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.
      On February 8, 2005, our board of directors approved the listing for sale of the 525 B Street, San Diego, CA, and the Congress Center, Chicago, IL properties of which we own 100% and 30%, respectively. Our board of directors may decide, based upon certain facts and circumstances and our disposition strategies, to dispose of other assets in 2005.
Other Liquidity Needs
      We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. All such distributions are at the discretion of our Board of Directors. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors our board of directors deem relevant. We may be required to use borrowings under our credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our stockholders. We anticipate that our current distribution rate will meet our REIT distribution requirements for 2005. Amounts accumulated for distribution to our stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.
      We estimate that we will have expenditures for capital improvements, tenant improvements and lease commissions of up to $30,900,000 in the next twelve months. As of December 31, 2004, we had $17,868,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and the remaining expenditures will be paid with net cash form operations. We cannot assure, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
      In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We have additional equity to borrow from our consolidated properties for such purposes. We may also pay distributions from cash from capital transactions, including without limitation, the sale of one or more of our properties.
      Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders. The income tax treatment for distributions reportable for the years ended December 31, 2004, 2003 and 2002, was as follows:

	December 31,

	2004		2003		2002

Ordinary income	$12,774,000	48.36%	$2,432,000	46.39%	$111,000	65.29%
Capital gain	—	—	—	—	—	—
Return of capital	13,642,000	51.64%	2,810,000	53.61%	59,000	34.71%

	$26,416,000	100.00%	$5,242,000	100.00%	$170,000	100.00%

      If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If any or all of these events occur and if our board of directors continues to declare distributions to our stockholders at current levels, we may experience a cash flow deficit in subsequent periods. In connection with such a shortfall in net cash available, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact the financial results and our ability to fund working capital and unanticipated cash needs. To the extent any distributions are made to our stockholders in excess of accumulated earnings, the excess distributions are considered a return of capital to our stockholders for federal income tax purposes.
Cash Flows

Years Ended December 31, 2004 and 2003
      Cash flows provided by operating activities increased by $32,027,000 for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase was primarily due to increases in depreciation and amortization relating to the newly acquired assets and related accounts payable of the twelve properties acquired in 2004.
      Cash flows used in investing activities were $563,218,000 for the year ended December 31, 2004. The use of cash was primarily for the acquisition of twelve consolidated properties purchased during 2004.
      Cash flows provided by financing activities were $525,347,000 for the year ended December 31, 2004. The increase of $234,653,000 during 2004 compared to 2003 was primarily due to the issuance of 26,303,000 shares of our common stock that resulted in net proceeds of $236,109,000 offset in part by the net cash distributions paid in 2004 of $26,335,000. Net borrowings under the line of credit and notes payable were $321,853,000 for the year ended December 31, 2004.
      As a result of the above, cash and cash equivalents increased $2,034,000 for the year ended December 31, 2004 to $17,567,000.

Years Ended December 31, 2003 and 2002
      Cash flows provided by operating activities increased by $8,487,000 for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase was primarily due to increases in depreciation and amortization relating to the newly acquired assets and related accounts payable of the nine properties acquired in 2003.
      Cash flows used in investing activities were $291,418,000 for the year ended December 31, 2003. The use of cash was primarily for the acquisition of nine consolidated properties purchased during 2003.
      Cash flows provided by financing activities were $290,694,000 for the year ended December 31, 2003. The increase of $255,605,000 during the 2003 period compared to the 2002 period was primarily due to the issuance of 15,404,000 shares of common stock that resulted in net proceeds of $138,304,000 offset in part by the net cash distributions paid in 2003 of $5,285,000. Net borrowings under the line of credit and notes payable were $161,961,000 for the year ended December 31, 2003.
      As a result of the above, cash and cash equivalents increased $7,154,000 for the year ended December 31, 2003 to $15,533,000.
      If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If our board of directors continues to declare distributions for our stockholders at current levels, we expect a cash flow deficit in subsequent periods. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact our financial results. To the extent any distributions are made to our stockholders in excess of accumulated earnings, the excess distributions are considered a return of capital to our stockholders for federal income tax purposes.
      A material adverse change in the net cash provided by operating activities may affect our ability to fund these items and may affect the financial performance covenants we must adhere to under our credit facility and secured notes. If we fail to meet our financial performance covenants and we are unable to reach a satisfactory resolution with the lenders, the maturity dates for the unsecured notes could be accelerated, and our credit facility could become unavailable to us or the interest charged on our credit facility could increase. Any of these circumstances could adversely affect our ability to fund working capital and unanticipated cash needs and to meet acquisition and development costs.

Capital Resources
General
      Our primary sources of capital are our real estate operations, our ability to leverage the increased market value in the real estate assets we own and our ability to obtain debt financing from third parties. As of December 31, 2004, our borrowings under this credit facility totaled $58,369,000 and remaining borrowing capacity under our credit facility totaled $8,902,000 and was comprised of undrawn amounts of the secured properties on the credit facility. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments.
      The primary uses of cash are to fund distributions to our stockholders, to fund capital investment in our existing portfolio of operating assets, and to fund new acquisitions and for debt service. We may also regularly require capital to invest in our existing portfolio of operating assets in connection with routine capital improvements, deferred maintenance on our properties recently acquired and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.
      We anticipate our source for the payment of distributions to be funds from operating activities, as well as short-term and long-term debt and the net proceeds from the sale of one or more of our properties. We will require up to $30,900,000 for the year ended December 31, 2005 for capital expenditures, including, without limitation, tenant and/or capital improvements and lease commissions. We intend to incur debt to provide funds to the extent the reserves on deposit with the lender of $17,868,000 as of December 31, 2004, are not sufficient or cannot be used for these expenditures. Our board of directors has approved the listing for sale of the 525 B Street, San Diego, CA, and the Congress Center, Chicago, IL properties of which we own 100% and 30%, respectively. Upon the sale of these properties, we may use the net proceeds to invest in additional properties.
      Distributions payable to our stockholders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a stockholder’s basis Distributions in excess of tax basis will generally constitute capital gain.
Public Offering of Equity Securities; Use of Proceeds
      Pursuant to a registration statement on Form S-11/ A under the Securities Act which was declared effective by the SEC on July 22, 2002, or our Initial Offering, we offered for sale to the public on a “best efforts” basis a maximum of 20,000,000 shares of our common stock at a price of $10.00 per share and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan, or DRIP, pursuant to which our stockholders could elect to have their dividends reinvested in additional shares of our common stock. On February 9, 2004, we terminated our Initial Offering and began the sale to the public on a “best efforts” basis of 27,000,000 shares of our common stock at a price of $10.00 per share and up to 1,500,000 additional shares of our common stock in accordance with the DRIP pursuant to a registration statement on Form S-11/A declared effective by the SEC on January 23, 2004, or our Second Offering and, together with our Initial Offering, our Offerings. On April 30, 2004, we terminated our Second Offering, the DRIP and our share repurchase plan.

      From July 22, 2002 through December 31, 2004, we sold and issued 43,865,000 shares of our common stock pursuant to our Offerings which resulted in gross proceeds of $437,315,000. Net proceeds after selling commissions, marketing and due diligence costs and organization and offering expenses totaled $393,018,000.
      In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by Triple Net Properties, LLC, our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.
      As we have previously disclosed, our board of directors is considering a variety of potential strategic initiatives. When that process is completed, we intend to announce how we will address the errors in the prior performance tables described above.

Financing
      Notes and contracts payable as a percentage of total capitalization increased to 58.4% at December 31, 2004 from 54.3% at December 31, 2003. This increase was due to the increase in the amount of mortgage loans incurred in connection with acquisitions, offset in part by the increase in stockholders’ equity due to our Offerings. As of December 31, 2004 and 2003, our borrowings under mortgage loans payable were $442,275,000 and $97,257,000, respectively. Our borrowings under our credit facility at December 31, 2004 and 2003 were $58,369,000 and $81,534,000, respectively.
      The operating partnership has a secured credit facility with LaSalle which matures on January 30, 2006. At December 31, 2004, advances under this credit facility bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.50%, declining to 2.25% when we meet certain conditions, which include attaining $50,000,000 in net worth, no default on advances, and full compliance with other covenants under the credit facility. Advances are subject to a floor rate of 3.9%. We are required to make interest only payments on a monthly basis. On April 1, 2004, we amended our credit agreement to increase our credit facility to $185,000,000, to the extent we have secured properties with comparable equity, with the option to increase the amount up to $350,000,000, and on August 27, 2004, we amended our credit agreement to decrease our credit facility to $175,000,000. As of December 31, 2004, our borrowings under this credit facility totaled $58,369,000 and undrawn amounts under our credit facility totaled $8,902,000.
      As of December 31, 2004, we had $17,567,000 in cash and cash equivalents.
      We may acquire additional properties and may fund these acquisitions through utilization of the current cash balances and/or proceeds received from a combination of subsequent equity issuances, debt financings or asset dispositions. There may be a delay between a receipt of funds and the purchase of properties, which may result in a delay in the benefits to our stockholders of returns generated from property operations. During such a period, we may temporarily invest any unused proceeds from any such offering in investments that could yield lower returns than investments in real estate. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.

REIT Requirements
      In order to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90% of REIT taxable income. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We have additional equity to borrow from our consolidated properties that could be used for such purposes. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $105,606,000 and $105,276,000 at December 31, 2004 and 2003, respectively. Our share of unconsolidated debt was $29,635,000 and $29,490,000 at December 31, 2004 and December 31, 2003, respectively. The increase of $145,000 was due to the refinancing of Congress Center, or borrower, in September 2004.
      On September 3, 2004, our Advisor refinanced Congress Center, or the borrower, with three loans totaling $97,500,000, through Principal Commercial Funding and Principal Life Insurance. We own a 30% interest in Congress Center, and in connection with our payment obligations under the three loans. Our liability is limited to the extent of our interest in Congress Center and only rents we are entitled to therefrom. In connection with the Congress Center refinancing, the unamortized portion of the capitalized loan costs of $580,000 along with $253,000 in prepayment penalties related to the early termination of the loan were expensed in September 2004 by Congress Center.
      The new notes include the following:
      Note A is in the amount of $80,000,000 and bears interest at a fixed rate of 5.635% per annum. The borrower is required to make monthly interest only payments until the due date of October 1, 2014. No pre-payments of principal are permitted until July 1, 2014.
      Note B is in the amount of $15,000,000 and bears interest at a fixed rate of 5.635% per annum. The borrower is required to make monthly interest only payments until the due date of October 1, 2014. No pre-payments of principal are permitted until July 1, 2014.
      Note C is in the amount of $2,500,000 and bears interest at a fixed rate of 7.0% per annum. The borrower is required to make monthly interest only payments until October 1, 2006. Thereafter, the property is required to make monthly principal and interest payments based on a 30-year amortization schedule until the due date of October 1, 2014. No pre-payments of principal are permitted until July 1, 2014.

Insurance

Property Damage, Business Interruption, Earthquake and Terrorism
      The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. For each type of insurance coverage described below, should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, one or more of our properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Type of Insurance Coverage	Loss Exposure/Deductible

Property damage and business interruption	$200 million annual aggregate loss limit, subject to a $10,000 per occurrence deductible

Earthquake (all states)	$10 million annual aggregate loss sublimit subject to a 5% ($100,000 minimum) per occurrence deductible

Earthquake (California properties only)	$90 million in excess of $10 million annual aggregate loss limit

Flood — named storm	$10 million annual aggregate loss sublimit subject to a 5% ($100,000 minimum) per occurrence deductible

Flood — 100 year flood zone	$10 million annual aggregate loss sublimit subject to a 5% ($1,000,000 minimum) per occurrence deductible

Flood — all other	$10 million annual aggregate loss sublimit subject to a 5% ($25,000 minimum/$100,000 maximum) per occurrence deductible

Acts of terrorism	$100 million aggregate loss limit subject to a $10,000 per occurrence deductible

General liability	$2 million annual aggregate limit of liability and a $1 million each occurrence limit of liability, including terrorism

Umbrella (excess liability)	$100 million annual aggregate limit of liability, including terrorism

Debt Service Requirements
      Our principal liquidity needs are payments of interest and principal on outstanding indebtedness, which includes mortgages and our credit facility. As of December 31, 2004, 15 of our properties were subject to existing mortgages which had an aggregate principal amount outstanding of $500,644,000, including our outstanding balance on our credit facility, which consisted of $87,264,000, or 17% allocable fixed rate debt at a weighted average interest rate of 5.36% per annum and $413,380,000 of variable rate debt at a weighted average interest rate of 4.17% per annum. The variable rate debt includes $58,369,000 on our credit facility. Approximately $178,400,000, or 43%, of our variable rate debt is subject to various interest rate swap, cap and collar agreements that at December 31, 2004 convert some of this debt into fixed rate debt at interest rates ranging from 1.50% to 5.75% per annum. As of December 31, 2004, the weighted averaged interest rate on our outstanding debt was 4.37% per annum. The scheduled principal payments for the next five years, as of December 31, 2003 are as follows:

Year	Amount

2005	$63,605,000
2006	166,323,000
2007	37,115,000
2008	7,230,000
2009	158,129,000
Thereafter	68,242,000

$500,644,000

Contractual Obligations
      The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and our credit facility and scheduled interest payments of our fixed and variable rate debt at December 31, 2004. The interest payments on the variable rate debt are calculated based on the rate in effect at December 31, 2004. It also provides information about the minimum commitments due in connection with our ground lease obligations at December 31, 2004. The table does not reflect available extension options.

	Payments Due by Period

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2005)	(2006-2007)	(2008-2009)	(After 2009)	Total

Principal payments — variable rate debt	$62,910,000	$191,315,000	$159,155,000	$—	$413,380,000
Principal payments — fixed rate debt	695,000	12,123,000	6,204,000	68,242,000	87,264,000
Interest payments — variable rate debt	12,671,000	17,799,000	9,891,000	—	40,361,000
Interest payments — fixed rate debt	4,603,000	9,119,000	7,450,000	4,963,000	26,135,000
Ground lease obligations	371,000	742,000	742,000	1,036,000	2,891,000

Total	$81,250,000	$231,098,000	$183,442,000	$74,241,000	$570,031,000

Off-Balance Sheet Arrangements
      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in securities offerings (including offerings by us, T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Advisor and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Advisor, including us. Our Advisor has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome, of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5.
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
Funds from Operations
      We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trust, or NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO.
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
      Our FFO reporting complies with NAREIT’s policy described above.

      Following is the calculation of FFO for the years ended December 31, 2004 and 2003, respectively:

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003

Net income (loss)	$(1,876,000)	$78,000
Add:
Depreciation and amortization — consolidated properties	34,730,000	3,718,000
Depreciation and amortization — unconsolidated properties	1,457,000	1,223,000
Less:
Gain on sale of joint venture (net of related income tax)	(493,000)	—

Funds from operations	$33,818,000	$5,019,000

Weighted average common shares outstanding — basic and diluted	37,336,000	8,243,000

Gain on the sale of investments included in net income (loss) and FFO	$251,000	$—

Subsequent Events
      On February 8, 2005, our board of directors approved the listing for sale of the 525 B Street, San Diego, CA, and the Congress Center, Chicago, IL properties of which we own 100% and 30%, respectively.
      On February 10, 2005, a special committee, or the Special Committee,, of our board of directors engaged Robert A. Stanger & Co., Inc., or Stanger, to advise us regarding strategic alternatives.
      Effective March 8, 2005, our board of directors appointed Glenn L. Carpenter to serve as an independent director.
      In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by Triple Net Properties, LLC, our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.
      As we have previously disclosed, our board of directors is considering a variety of potential strategic initiatives. When that process is completed, we intend to announce how we will address the errors in the prior performance tables described above.

Potential Property Acquisitions
      We are currently considering several other potential property acquisitions. The decision to acquire one or more of these properties will generally depend upon the following conditions, among others:

•	receipt of a satisfactory environmental survey and property appraisal for each property;

•	no material adverse change occurring in the properties, the tenants or in the local economic conditions; and

•	receipt of sufficient financing
      There can be no assurance that any or all of the conditions will be satisfied.

Recently Issued Accounting Pronouncements
      In December 2003, the Financial Accounting Standards Board, or FASB, revised FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, issued in January 2003, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (FIN 46R). FIN 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after December 31, 2003. The consolidation requirements will apply to entities established prior to December 31, 2003, in the first fiscal year or in the interim period beginning after December 15, 2004. We do not believe the adoption of such interpretation will have a material impact on our results of operations or financial condition.
      In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or EITF 03-1. EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired to be applied in reporting periods beginning after June 15, 2004 and contains disclosure requirements effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective. We have evaluated the impact of the adoption of EITF 03-1 and do not believe it will have a material effect on our financial condition or results of operations.
      In April 2004, the FASB issued FASB Staff Position FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments,” or FASP FAS 129-1. FSP FAS 129-1 provides guidance on disclosures of contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the calculation of diluted earnings per share. The statement was effective immediately, and applies to all existing and newly created securities. The adoption of this statement did not have a material effect on our results of operations or financial condition.
      In December 2004, the FASB issued Statement 123 (revised), “Share-Based Payment,” or FAS 123(R). FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The new standard will be effective in the first reporting period ending after June 15, 2005. The adoption of this statement is not expected to have a material effect on our results of operations or financial condition.

Risk Factors

The pending SEC investigation of our Advisor could result in regulatory actions against us which could negatively impact our ability to pay distributions.
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in securities offerings (including offerings by us, T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Advisor and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Advisor, including us. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us which could have a material adverse impact on our results of operations and ability to pay distributions to our stockholders.

Erroneous disclosures in the prior performance tables in our public offerings could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations.
      In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by Triple Net Properties, LLC, our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results. The overstatement of results could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations.

Distributions by us may include a return of capital.
      Distributions payable to stockholders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a stockholder’s basis Distributions in excess of tax basis will generally constitute capital gain.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return on your investment and you may lose some or all of your investment.
      By owning shares of our common stock, our stockholders will be subjected to the risks associated with owning real estate. Ownership of real estate is subject to significant risks. The performance of your investment in us is subject to risks related to the ownership and operation of real estate, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

      If our assets decrease in value, the value of your investment will likewise decrease and you could lose some or all of your investment.

Our properties face significant competition.
      We face significant competition from other owners, operators and developers of office properties. All or substantially all of our properties face competition from similar properties in the same markets. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely impact our results of operations, liquidity and financial condition, which could reduce distributions to our stockholders. In the event that we elect to acquire additional properties, we will compete with other buyers who are also interested in acquiring such properties, which may result in an increase in the cost that we pay for such properties or may result in us ultimately not being able to acquire such properties. At the time we elect to dispose of one or more of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return.

Competition with entities that have greater financial resources may limit our investment opportunities.
      We compete for investment opportunities with entities with substantially greater financial resources. These entities may be able to accept more risk than we can manage wisely. This competition may limit the number of suitable investment opportunities offered to us. This competition also may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire properties. In addition, we believe that competition from entities organized for purposes similar to ours has increased and is likely to increase in the future.

We depend upon our tenants to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for distribution to our stockholders.
      Our investments in office properties are subject to varying degrees of risk that generally arise from the ownership of real estate. The underlying value of our properties and the ability to make distributions to our stockholders depend upon the ability of the tenants of our properties to generate enough income in excess of their operating expenses to make their lease payments to us. Changes beyond our control may adversely affect our tenants’ ability to make lease payments and, consequently, would substantially reduce both our income from operations and our ability to make distributions to our stockholders. These changes include, among others, the following:

•	downturns in national, regional or local economic conditions where our properties are located, which generally will negatively impact the demand for office space and rental rates;

•	changes in local market conditions such as an oversupply of office properties, including space available by sublease, or a reduction in demand for office properties, making it more difficult for us to lease space at attractive rental rates or at all;

•	competition from other available office properties, which could cause us to lose current or prospective tenants or cause us to reduce rental rates;

•	the ability to pay for adequate maintenance, insurance, utility, security and other operating costs, including real estate taxes and debt service payments, that are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a property; and

•	changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.
      Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations, or other early termination of a lease could, depending upon the size of the leased premises and our Advisor’s ability to successfully find a substitute tenant, have a material adverse effect on our revenues and cash available for distribution to its members. Moreover, as of December 31, 2004, rent paid by the ten largest tenants at our consolidated properties represented 31.7% of our annualized revenues. The revenues generated by the properties these tenants occupy is substantially dependent on the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these large tenants may result in the failure or delay of such tenants’ rental payments which may have an adverse impact on our financial performance and our ability to pay distributions to our stockholders.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell underperforming properties or recover our investment in one or more properties.
      Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions is limited. We cannot provide assurance that it will be able to dispose of a property when we want or need to. Consequently, the sale price for any property may not recoup or exceed the amount of our investment.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more properties.
      Our portfolio lacks geographic diversity, as we own a majority of our properties in only two states: California and Texas. This geographic concentration of properties exposes us to economic downturns in these regions. A recession in either of these states could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of properties. In addition, our properties may face competition in these states from other properties owned, operated or managed by our Advisor or its affiliates. Our Advisor or its affiliates have interests that may vary from our interests in such states.

Our properties depend upon the California economy and the demand for office space.
      We have a 52.5% concentration of tenants in our California properties. We are susceptible to adverse developments in California (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, California state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national and California office space market (such as oversupply of or reduced demand for office space). In addition, the State of California continues to address issues related to budget deficits, shortages of electricity, interruptions in power service, increased energy costs, and the continued solvency of its utility companies, any or all of which may create the perception that the State is not able to effectively manage itself, in turn reducing demand for office space in California. The State of California is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse economic or real estate developments in California, or any decrease in demand for office space resulting from California’s regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders. We cannot assure the continued growth of the California economy or the national economy or our future growth rate.

Losses for which we either could not or did not obtain insurance will adversely affect our earnings and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.
      We endeavor to maintain comprehensive insurance on each of the properties we own, including liability and fire and extended coverage, in amounts sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles. However, we could still suffer a loss due to the cost to repair any damage to properties that are not insured or are underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of one or more of our properties, we could lose both our invested capital and anticipated profits from such property or properties. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.

Our co-ownership arrangements with affiliated entities may not reflect solely our stockholders’ best interests and may subject these investments to increased risks.
      We have acquired our interests in the Congress Center, Western Place I & II and One Financial Plaza properties through co-ownership arrangements with one or more affiliates of our Advisor. These acquisitions were financed, in part, by loans under which we are jointly and severally liable for the entire loan amount along with the other co-owners. The terms of these co-ownership arrangements may be more favorable to the co-owner than to our stockholders. In addition, investing in properties through co-ownership arrangements subjects that investment to risks not present in a wholly-owned property, including, among others, the following:

•	the risk that the co-owner(s) in the investment might become bankrupt;

•	the risk that the co-owner(s) may at any time have economic or business interests or goals which are inconsistent with our business interests or goals;

•	the risk that the co-owner(s) may be unable to make required payments on loans under which we are jointly and severally liable; or

•	the risk that the co-owner(s) may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as selling a property at a time when it would have adverse consequences to us.
      Actions by co-owner(s) might have the result of subjecting the applicable property to liabilities in excess of those otherwise contemplated and may have the effect of reducing our cash available for distribution to our stockholders. It also may be difficult for us to sell our interest in any co-ownership arrangement at the time we deem best for our stockholders.

There is currently no public market for our common stock. Therefore, it will likely be difficult for you to sell your shares and, if you are able to sell your shares, you will likely do so at a substantial discount from the price you paid.
      There currently is no public market for our common stock. Additionally, our charter contains restrictions on the ownership and transfer of our stock, and these restrictions may inhibit your ability to sell your common stock. It may be difficult for you to sell your shares promptly or at all. If you are able to sell your common stock, you may only be able to do so at a substantial discount from the price you paid.

If we cannot successfully negotiate an extension of our Advisory Agreement, we could lose the services of our Advisor, which may increase operating expenses, and delay or reduce our distributions.
      We are advised by our Advisor pursuant to an Advisory Agreement that will expire on July 22, 2005. Our Advisor currently manages our daily operations, provides our executive officers and pays certain of our state, federal and local corporate compliance costs, including, without limitation, costs incurred in complying with the Sarbanes-Oxley Act. We expect that our Advisor might require that we bear certain of these compliance costs directly under the terms of any renewal of the Advisory Agreement, including the compliance costs associated with the Sarbanes-Oxley Act, as a condition to agreeing to extend the term of the Advisory Agreement. If we are unable to successfully negotiate an extension of the Advisory Agreement on terms as favorable as our current Advisory Agreement, or at all, our operating expenses may increase because of the loss of our Advisor’s experience and familiarity with our assets and business.

Our success will be dependent on the performance of our Advisor as well as key employees of our Advisor.
      We are managed by our Advisor, subject to the oversight of our board of directors. Thus, our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor and its key employees in the discovery and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. We rely on the management ability of our Advisor and the oversight of our board of directors as well as the management of any entities or ventures in which we co-invest. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our Advisor’s ability to allocate time and/or resources to our operations may be adversely affected. If our Advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. Please see “— Conflicts of Interest — The conflicts of interest described below may mean we will not be managed solely in the best interests of our stockholders.”

Our use of borrowings to partially fund acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow, and restrictive covenants in our loan documents may restrict our operating or acquisition activities.
      We rely on borrowings and other external sources of financing to partially fund the costs of new investments, capital expenditures and other items. As of December 31, 2004, we had $500,644,000 of debt outstanding related to our portfolio of properties. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.
      In addition, if we cannot meet our required mortgage payment obligations, the property or properties subject to such mortgage indebtedness could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds.
      The mortgages on our properties contain customary restrictive covenants such as satisfaction of certain total debt-to-asset ratios, secured debt-to-total-asset ratios, and debt service coverage ratios. The mortgages also include provisions that may limit the borrowing subsidiary’s ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party. In addition, any future lines of credit or loans may contain financial covenants, further restrictive covenants and other obligations.
      If we materially breach such covenants or obligations in our debt agreements, the lender may, including, without limitation, seize our income from the property securing the loan or legally declare a default on the obligation, require us to repay the debt immediately and foreclose on the property securing the loan. If we were to breach such covenants or obligations, we may then have to sell properties either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of properties through foreclosure. Additionally, if the lender were to seize our income from the property securing the loan, we would no longer have any discretion over the use of the income, which may adversely impact our ability to fund our distribution payments and possibly cause us to fail to satisfy the REIT distribution requirements.

The pending SEC investigation of our Advisor could result in defaults or alleged defaults under our loan documents or limit our ability to obtain debt financing in the future.
      We rely on debt financing for our acquisition of new investments and for meeting capital expenditure obligations, among other things. The SEC investigation of our Advisor described above, or any related enforcement action by government authorities against our Advisor or us, could result in defaults or alleged defaults under our existing credit facility or loan agreements or could make it more difficult for us to obtain new debt financing or prevent us from satisfying customary debt covenants or conditions required by existing loan documents, including conditions for additional advances.

If we purchase assets at a time when the commercial real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.
      The commercial real estate market is currently experiencing a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

Because some of our principal tenants are the U.S. government and state agencies, our properties may have a higher risk of terrorist attack than similar properties leased to non-governmental tenants.
      Because some of our principal tenants are the U.S. government and state agencies, our properties may have a higher risk of terrorist attack than similar properties that are leased to non-government tenants. Some of our properties could be considered “high profile” targets because of the particular government tenant (e.g., the FBI). Certain losses resulting from terrorist attacks may be uninsurable. Additional terrorism insurance may not be available at a reasonable price or at all.

We depend on the U.S. government for a significant portion of our revenues. Any failure by the U.S. government to perform its obligations or renew its leases upon expiration may harm our cash flow and ability to pay dividends.
      Rent from our government tenants represented 47.8% of our revenues from continuing operations for the year ended December 31, 2004. In addition, our government tenants leased 40.8% of our total leased square feet of property as of December 31, 2004. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenues and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may cause us to find another tenant. We cannot assure you that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms.

An increase in the operating costs of our government-leased properties would harm our cash flow and ability to pay dividends.
      Leased properties in which the tenant is wholly responsible for any increases in operating costs that apply to the property are not typical of the leases entered into through the GSA, the principal leasing agency of the federal government. Under present practice, most GSA leases only cover increases in real estate taxes above a base amount and these GSA leases also increase that portion of the rent applicable to other operating expenses by an agreed upon percentage based upon the Consumer Price Index. Typically, operating expenses in these leases do not include insurance cost. To the extent operating costs other than real estate taxes and insurance increase at a rate greater than the specified percentage, our cash flow would be harmed and our ability to pay distributions may be harmed.

Increasing competition for the acquisition of government-leased properties may impede our ability to make future acquisitions or may increase the cost of these acquisitions.
      We compete with many other entities for the acquisition of government-leased properties. Our competitors include financial institutions, institutional pension funds, other REITs, other public and private real estate companies and private real estate investors. These competitors may prevent us from acquiring desirable properties or increase the price we must pay for properties. Our competitors may have greater resources than we do and may be willing to pay more for similar property. In addition, the number of entities and the amount of funds competing for government-leased properties may increase in the future, resulting in increased demand and increased prices paid for these properties. If we are forced to pay higher prices for properties, our profitability may decrease, and our stockholders may experience a lower return on their investment.

Since our cash flow is not assured, we may not pay distributions in the future.
      Our ability to pay distributions may be adversely affected by the risks described herein. We cannot assure you that we will be able to pay distributions in the future at the same level or at all. We also cannot assure you that the level of our distributions will increase over time or the receipt of income from additional property acquisitions will necessarily increase our cash available for distribution to our stockholders.

Our board of directors may alter our investment policies at any time without stockholder approval.
      Our board of directors may alter our investment policies at any time without stockholder approval. Changes to these policies may adversely affect our financial performance and our ability to maintain or pay distributions.

Our past performance is not a predictor of our future results.
      Neither the track record of our Advisor in managing us, nor its performance with entities similar to ours shall imply or predict (directly or indirectly) any level of our future performance or the future performance of our Advisor. Our Advisor’s performance and our performance is dependent on future events and is, therefore, inherently uncertain. Past performance cannot be relied upon to predict future events for a variety of factors, including, without limitation, varying business strategies, different local and national economic circumstances, different supply and demand characteristics relevant to buyers and sellers of assets, varying degrees of competition and varying circumstances pertaining to the capital markets.

Certain provisions of Maryland law and our charter and bylaws could hinder, delay or prevent a change in control.
      Certain provisions of Maryland law and our charter and bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of us, and may have the effect of entrenching our management and members of our board of directors, regardless of performance.

Conflicts of Interest

The conflicts of interest described below may mean we will not be managed solely in the best interests of our stockholders.
      Our Advisor’s officers and members of its board of managers have conflicts of interest relating to the management of our business and properties. Accordingly, those parties may make decisions or take actions based on factors other than in the best interests of our stockholders. Our Advisor also advises T REIT, Inc., NNN 2002 Value Fund, LLC and NNN 2003 Value Fund, LLC and other private tenant-in-common and other programs that may compete with us or otherwise have similar business interests and/or investment objectives. Some of our Advisor’s officers and managers also serve as officers and directors of T REIT, NNN 2002 Value Fund, LLC and NNN 2003 Value Fund, LLC. Mr. Thompson and the members of the board of managers and key executives of our Advisor collectively own approximately 43% of our Advisor. As officers, directors, managers and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their fiduciary obligations to us and their fiduciary obligations to, and pecuniary interests in, our Advisor and its affiliated entities. These conflicts of interest could:

•	limit the time and services that our Advisor devotes to us, because our Advisor will be providing similar services to T REIT, Inc., NNN 2002 Value Fund, LLC and NNN 2003 Value Fund, LLC and other real estate programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our Advisor and its affiliates; and

•	impair our ability to compete for the acquisition of properties with other real estate entities that are also advised by our Advisor and its affiliates.
      If our Advisor or its affiliates breach their fiduciary obligations to us, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our stockholders.

The absence of arm’s length bargaining may mean that our agreements are not as favorable to our stockholders as these agreements otherwise would have been.
      Any existing or future agreements between us and our Advisor, Realty or their affiliates were not and will not be reached through arm’s length negotiations. Thus, such agreements may not solely reflect your interests as a stockholder. For example, the Advisory Agreement was not the result of arm’s length negotiations. As a result, this agreement may be relatively more favorable to our Advisor than to us.
Risks associated with being a REIT

If we fail to qualify as a REIT, our stockholders could be adversely affected.
      We have elected to be taxed as a REIT. To maintain REIT status, we must satisfy a number of highly technical requirements on a continuing basis. Those requirements seek to ensure, among other things, the following:

•	that the gross income and investments of a REIT are largely real estate related, including mortgages secured by real estate;

•	that a REIT distributes substantially all its ordinary taxable income to its stockholders on a current basis; and

•	that the REIT’s equity ownership is not overly concentrated.
      Due to the complex nature of these rules, the available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in the law, administrative interpretations of the law and changes in our business, no assurance can be given that we will qualify as a REIT for any particular year.

      If we fail to qualify as a REIT, we will be taxed as a regular corporation, and distributions to our stockholders will not be deductible in computing our taxable income. The resulting corporate income tax liabilities could materially reduce the distributable cash flow to our stockholders and funds available for reinvestment. Moreover, we might not be able to elect to be treated as a REIT for the next four taxable years after the year during which we ceased to qualify as a REIT. In addition, if we later requalified as a REIT, we might be required to pay a full corporate-level tax on any unrealized gains in our assets as of the date of requalification and to make distributions to our stockholders equal to any earnings accumulated during the period of non-REIT status. If we do not maintain our status as a REIT, we will not be required to make distributions to our stockholders.

We may not be able to meet, or we may need to incur borrowings that would otherwise not be incurred to meet, REIT minimum distribution requirements.
      In order to qualify and maintain our qualification as a REIT, we are required to distribute to our stockholders at least 90% of our annual ordinary taxable income. In addition, the Code will subject us to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed taxable income from prior years.
      We expect our income, if any, to consist almost solely of our portion of the operating partnership’s income, and the cash available for the payment of distributions by us to our stockholders will consist of our portion of cash distributions made by the operating partnership. As the general partner of the operating partnership, we will determine the amount of any distributions made by the operating partnership. However, we must consider a number of factors in making such distributions, including:

•	the amount of the cash available for distribution;

•	the impact of such distribution on other partners of the operating partnership;

•	the operating partnership’s financial condition;

•	the operating partnership’s capital expenditure requirements and reserves therefore; and

•	the annual distribution requirements contained in the Code necessary to qualify and maintain our qualification as a REIT.
      Differences in timing between the actual receipt of income and actual payment of deductible expenses and the inclusion of such income and deduction of such expenses when determining our taxable income, as well as the effect of nondeductible capital expenditures, the creation of reserves, the use of cash to purchase shares under our share redemption program or required debt amortization payments, could result in our having taxable income that exceeds cash available for distribution.
      In view of the foregoing, we may be unable to meet the REIT minimum distribution requirements and/or avoid the 4% excise tax described above. In certain cases, we may decide to borrow funds in order to meet the REIT minimum distribution and/or avoid the 4% excise tax even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations.

Because of our inability to retain earnings, we will rely on debt and equity financings for acquisitions. If we do not have sufficient capital resources from such financings, our growth may be limited.
      In order to maintain our qualification as a REIT, we are required to distribute to our stockholders at least 90% of our annual ordinary taxable income. This requirement limits our ability to retain income or cash flow from operations to finance the acquisition of new investments. We will explore acquisition opportunities from time to time with the intention of expanding our operations and increasing our profitability. We anticipate that we will use debt and equity financing for such acquisitions because of our inability to retain significant earnings. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments and expand our operations will be adversely affected.

We may be harmed by changes in tax laws applicable to REITs, or the reduced 15% tax rate on certain corporate dividends.
      Changes to the laws and regulations affecting us, including changes to securities laws and changes to the Code applicable to the taxation of REITs may harm our business. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us and our stockholders, potentially with retroactive effect.
      Generally, distributions paid by REITs are not eligible for the 15% U.S. federal income tax rate on certain corporate dividends, with certain exceptions. The more favorable treatment of regular corporate dividends could cause domestic non-corporate investors to consider stocks of other corporations that pay dividends as more attractive relative to stocks of REITs. It is not possible to predict whether the reduced 15% tax rate on certain corporate dividends will affect the value of our common stock or what the effect will be.

We may incur a 100% tax on any prohibited transactions.
      We will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of a trade or business, which effectively limits our ability to sell properties other than on a selected basis. These restrictions on our ability to sell our properties could have an adverse effect on our financial position, results from operations, cash flows, and ability to repay indebtedness and to pay distributions to our stockholders. We believe that none of our portfolio assets are held-for-sale to customers and that a sale of any of our portfolio assets would not be in the ordinary course of our business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives we borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rate debt to fixed rate debt. We may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to seek to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2004, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed rate debt	$695,000	$1,280,000	$10,843,000	$4,952,000	$1,252,000	$68,242,000	$87,264,000	$93,228,000
Average interest rate on maturing debt	5.46%	5.37%	5.85%	6.48%	5.20%	5.20%	5.36%
Variable rate debt	$62,910,000	$165,043,000	$26,272,000	$2,278,000	$156,877,000	$—	$413,380,000	$424,077,000
Average interest rate on maturing debt	3.88%	4.36%	4.56%	3.66%	4.02%	—	4.17%
      The weighted average interest rate of our mortgage debt as of December 31, 2004 was 4.37% per annum. At December 31, 2004, our mortgage debt consisted of $87,264,000, or 17%, of the total debt at a fixed interest rate of 5.36% per annum and $413,380,000, or 83%, of the total debt at a variable interest rate of 4.17% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2004, for example a 0.25% increase in LIBOR would have increased our overall annual interest expense by $962,000 or less than 5.6%.
      The table below presents, as of December 31, 2003, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date

								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value

Fixed rate debt	$184,000	$198,000	$210,000	$222,000	$236,000	$13,007,000	$14,057,000	$15,886,000
Average interest rate on maturing debt	6.24%	6.24%	6.24%	6.24%	6.25%	6.19%	6.20%
Variable rate debt	$67,000	$70,000	$158,607,000	$77,000	$80,000	$5,833,000	$164,734,000	$169,248,000
Average interest rate on maturing debt	4.75%	4.75%	3.51%	4.75%	4.75%	4.75%	3.56%
      The weighted average interest rate of our mortgage debt as of December 31, 2003 was 4.82%. At December 31, 2003, the mortgage debt consisted of $14,057,000, or 8%, of the total debt at a fixed interest rate of 6.20% per annum and $164,734,000, or 92%, of the total debt at a variable interest rate of 3.56% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2003, for example, a 0.25% increase in LIBOR would have increased our overall annual interest expense by $412,000 or less than 6%.

Item 8.	Financial Statements and Supplementary Data
      See the index included at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Dismissal of Grant Thornton and Engagement of Deloitte & Touche, LLP
      Effective February 8, 2004, our board of directors dismissed Grant Thornton LLP, or Grant Thornton, as our independent certified public accountant based on the recommendation of the audit committee of our board of directors. Effective February 8, 2004, our board of directors retained Deloitte & Touche, LLP, or Deloitte, as our independent registered public accounting firm based on the recommendation of the audit committee.
      The reports of Grant Thornton on our financial statements for the two fiscal years ended December 31, 2002 and December 31, 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During our two fiscal years ended December 31, 2002 and December 31, 2001 and for the interim period from January 1, 2003 through the date of Grant Thornton’s termination, there were no disagreements with Grant Thornton on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.
      There were no “reportable events” (as defined in Item 304 (a) (1) (v) of Regulation S-K) that occurred with the two fiscal years ended December 31, 2002 and December 31, 2001 and the interim period from January 1, 2003 through February 8, 2004.
      Grant Thornton provided us with a letter addressed to the SEC stating that it had reviewed the statements included in the Current Report on Form 8-K, dated February 8, 2004, and filed with the SEC on February 12, 2004, and that it agreed with our statement regarding Grant Thornton.
      Prior to our engagement of Deloitte on February 8, 2004, we did not consult with Deloitte regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that might be rendered by Deloitte on our financial statements, or (3) any other matter that was the subject of a disagreement between us and our auditor (as defined in Item 304(a)(1)(iv) of Regulation S-K and its related instructions) or a reportable event (as described in Item 304(a) (1)(v) of Regulation S-K).

Item 9A. Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      Following the signatures section of this Annual Report are certifications of our chief executive officer and our chief financial officer required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under Exchange Act, or the Section 302 Certification. This portion of our Annual Report on Form 10-K is our disclosure of the results of its controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.
      During the period covered by this report, we commenced an evaluation under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and third-party consultants, together with our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Effective February 8, 2004, the board of directors retained Deloitte as our new independent certified public accountant based on the recommendation of our audit committee.
      In connection with the audit for the year ended December 31, 2004, Deloitte, our independent registered public accounting firm, notified our management and audit committee of the existence of “reportable conditions,” which is an accounting term for internal controls deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information. Deloitte did not conclude at that time that any of the reportable conditions constituted a “material weakness” in our internal controls. The significant deficiencies identified by Deloitte, which we refer to as the Deloitte Recommendations, related to, among other things, our need to formalize policies and procedures including accounting for real estate properties, estimating and recording certain fees and charges, reconciling accounts and management information systems, and our need to perform and review certain account and expense reconciliations in a timely and accurate manner.
      As a result of the Evaluation (which is on-going) and Deloitte’s Recommendations, we have, and continue to undertake to: (1) design improved internal control procedures to address a number of financial reporting issues and disclosure controls through the development of formal policies and procedures, and (2) develop policies and procedures to mitigate the risk of similar occurrences in the future, including the development and implementation of internal testing and oversight procedures and policies. We believe that adequate controls and procedures have been implemented or are currently being implemented to mitigate the risk of similar occurrences in the future. The Evaluation also concluded that a significant portion of the financial reporting issues were derived from staff turn-over and the corresponding need for training and education of new personnel.
      We have implemented and continue to implement improvements in our internal controls, including, among others, devising, standardizing and promulgating new policies and procedures to ensure consistent and improved financial reporting, and to mitigate the possible risks of any material misstatements regarding financial reporting matters. We have also spent a considerable amount of time organizing and developing our internal control procedures and an internal audit process that tests any material weaknesses identified.
      As of September 7, 2004, we have also employed a new chief financial officer with considerable experience in public company financial reporting, GAAP and REIT compliance and added the position of chief accounting officer. These persons have undertaken a number of initiatives consistent with improving the quality of our financial reporting.
      We are assigning a high priority to our financial reporting and internal control issues. We will continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis and will take further action as appropriate.
      Pursuant to the Evaluation, after taking into account the above information, our chief executive officer and chief financial officer conclude that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in the SEC and forms.
      (b) Changes in internal control over financial reporting. We have and are continuing to improve our internal controls over financial reporting during the three months ended December 31, 2004. We will continue to make changes in our internal control processes in the future.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table and biographical descriptions set forth information with respect to our executive officers and directors.

Name	Age	Position	Term of Office

Anthony W. Thompson	58	Chairman of the Board of Directors, Chief Executive Officer and President	Since 2001
Gary T. Wescombe	62	Director	Since 2001
Edward A. Johnson	53	Director	Since 2001
D. Fleet Wallace	37	Director	Since 2002
W. Brand Inlow	51	Director	Since 2002
Glenn L. Carpenter	62	Director	Since 2005
Scott D. Peters	47	Executive Vice President, Chief Financial Officer	Since 2004
Kelly J. Caskey	37	Chief Accounting Officer	Since 2004
Talle A. Voorhies	57	Vice President	Since 2001
Jack R. Maurer	60	Executive Vice President	Since 2001
Andrea R. Biller	54	Secretary	Since 2004
      There are no family relationships between any directors, executive officers or between any director and executive officer.
      Anthony W. (“Tony”) Thompson has served as the chairman of our board of directors, our chief executive officer, president and a director since December 2001. Mr. Thompson is a co-founder and owns 36% of our Advisor, Triple Net Properties, LLC, and has been its chief executive officer and chairman of the board of managers since its inception in April 1998. He is also president and, through December 31, 2004, 100% owner of Realty, an affiliated real estate brokerage and management company that provides certain real estate brokerage and management services to us (effective January 1, 2005, Mr. Thompson owns 88% of Realty). Mr. Thompson served as chief executive officer and president of T REIT, Inc., an affiliate, from December 1999 through August 2004 and has served as chief executive officer and president of A REIT, Inc. from January 2004 through the present. Prior to April of 1998, Mr. Thompson was co-founder, co-owner, director and officer of a number of real estate investment entities trading under the name The TMP Companies, including the TMP Group, Inc., a full-service real estate investment firm founded in 1978. Mr. Thompson has been the president and 100% owner, through December 31, 2004, of our dealer manager, NNN Capital Corp., since 1986 (effective January 1, 2005, Mr. Thompson owns 95% of NNN Capital Corp.) and is a registered securities principal with the NASD. Mr. Thompson serves as the chairman of the board of directors of each of T REIT, Inc. and A REIT, Inc.. He is a 1969 graduate of Sterling College with a BS degree in economics. He is a member of the Sterling College board of trustees and various other charitable and civic organizations.
      Gary T. Wescombe has served as a director of our company since December 2001. Mr. Wescombe provides consulting services to various entities in the real estate sector. From October 1999 to December 2001 he was a partner in Warmingon Wescombe Realty Partners in Costa Mesa, California, where he focused on real estate investments and financing strategies. Prior to retiring in 1999, Mr. Wescombe was a Partner with Ernst & Young, LLP (previously Kenneth Leventhal & Company) from 1970 to 1999. In addition, Mr. Wescombe is a director, chief financial officer and treasurer of the Arnold and Mabel Beckman Foundation, a nonprofit Foundation established for the purpose of supporting scientific research. Mr. Wescombe received a BS degree in accounting and finance from San Jose State University in 1965 and is a member of the American Institute of Certified Public Accountants and California Society of Certified Public Accountants.
      Edward A. Johnson has served as a director of our company since December 2001. Dr. Johnson has served as president of the University of the New West, Phoenix, Arizona since November 2003. Dr. Johnson served as President of Sterling College, a small liberal arts college affiliated with the Presbyterian Church (USA), in Sterling, Kansas, from 1997 to November 2003 where his major accomplishments include development of strategic and business plans, initiation of the nation’s first undergraduate program in social entrepreneurship and selection as its first leadership college by Habitat for Humanity International. From 1992 to 1997, he served as executive director of the Arizona Commission for Postsecondary Education. Dr. Johnson received a BS degree in history and political science from Morningside College, Sioux City, Iowa in 1973, a JD degree from Creighton University School of Law, Omaha, Nebraska in 1976, and a Ph.D. degree in higher education administration — law and education specialization from Arizona State University, Tempe, Arizona in 1984.
      D. Fleet Wallace has served as a director of our company since April 2002. He is a principal and co-founder of McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment properties in the Southeast formed in October 2004. Mr. Wallace also serves as a principal of Greystone Capital Management, LLC, formed in September 2001, and helps manage Greystone Fund, L.P. and Greystone Finance, LLC. Greystone Fund, L.P. is a professionally managed opportunity fund invested primarily in promising venture capital opportunities and distressed assets in the form of real estate, notes and accounts receivable, inventory and other assets. Greystone Finance provides debt financing to commercial borrowers in Virginia which have limited access to more traditional sources of funding. From April 1998 to August 2001, Mr. Wallace served as corporate counsel and Assistant Secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. At United Dominion, he managed general corporate matters for over 150 affiliated entities, negotiated and executed numerous real estate acquisitions and dispositions, and provided legal support on over $1 billion in financing transactions. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with the firm of McGuire Woods in Richmond, Virginia. Mr. Wallace also serves as a director of T REIT, Inc. Mr. Wallace received a B.A. in history from the University of Virginia in 1990 and a J.D. degree from University of Virginia in 1994.

      W. Brand Inlow has served as a director of our company since April 2002. He is a principal, co-founder, and serves as director of acquisitions for McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment communities in the Southeast formed in October 2004. Since October 2003, Mr. Inlow has provided professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations, and through an affiliation with LAS Realty in Richmond, VA conducts commercial real estate brokerage. Mr. Inlow also is president of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as president of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through October 2003. Prior to joining Summit Realty, from November 1999 to September 2001 he was vice president of acquisitions for EEA Realty, LLC in Alexandria, Virginia where he was responsible for acquisition, disposition, and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, from November 1991 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc. a publicly traded real estate investment trust, as assistant vice president and senior acquisition analyst, where he was responsible for the acquisition of garden apartment communities. Mr. Inlow also serves as a director of T REIT, Inc.
      Glenn L. Carpenter has served as a director of our company since March 2005. Mr. Carpenter is the president, chief executive officer and chairman of FountainGlen Properties, LP, a privately held company in Newport Beach, California that develops, owns and operates apartment communities for active seniors. Prior to serving with FountainGlen, from 1994 to 2001, Mr. Carpenter was the chief executive officer and founder of Pacific Gulf Properties Inc., a publicly traded REIT that developed and operated industrial business parks and various types of apartment communities. From 1970 to 1994, Mr. Carpenter served as president and chief executive officer, and other officer positions of Santa Anita Realty Enterprises Inc., a publicly traded REIT that owned and managed industrial office buildings, apartments and shopping centers. Mr. Carpenter received his BS degree in accounting in 1967 from California State University, Long Beach. He has received numerous honors in the real estate field including the 2000 Real Estate Man of the Year Award and was voted the 1999 Orange County Entrepreneur of the Year. Mr. Carpenter sits on the board of councilors of the School of Gerontology at the University of Southern California and is a council member of the American Seniors Housing Association and Urban Land Institute.
      Scott D. Peters has served as our executive vice president and chief financial officer since September 2004 and is responsible for all areas of finance, including accounting and financial reporting, as well as a liaison for institutional investors, lenders and investment banks. Effective September 2004, Mr. Peters also serves as the executive vice president and chief financial officer of T REIT and executive vice president, chief financial officer and member of the board of managers of our Advisor. From September 2004 through January 2005, he also served as executive vice president and chief financial officer of A REIT. From July 1996, Mr. Peters has served as senior vice president, chief financial officer and a director of Golf Trust of America, Inc., a publicly traded corporation. Mr. Peters received a BBA degree in accounting and finance from Kent State University.
      Kelly J. Caskey has served as our chief accounting officer since September 2004 and is responsible for all areas of accounting and financial reporting. Effective May 2004, she also serves as chief accounting officer — REITs for our advisor and effective September 2004 she also serves as chief accounting officer of T REIT. Effective November 2004 and January 2005, Ms. Caskey served as chief accounting officer and chief financial officer, respectively, of A REIT. From April 1996 to May 2004, Ms. Caskey served as assistant controller of The First American Corporation, Inc., a publicly traded title insurance company, and vice president and assistant controller of First American Title Insurance Company, a subsidiary of The First American Corporation. Ms. Caskey is a California Certified Public Accountant and received a BS degree in business administration with an accounting concentration from California State University, Fullerton.
      Talle A. Voorhies has served as our vice president since December 2001. Ms. Voorhies has served as a member of our Advisor’s board of managers since 1998. She also served as our Advisor’s executive vice president from April 1998 to December 2001, when she became chief operating officer. Ms. Voorhies served as president (April 1998-February 2005) and financial principal (April 1998-November 2004) of NNN Capital Corp., the dealer manager of our Offerings. From December 1987 to January 1999, Ms. Voorhies worked with the TMP Group, Inc., where she served as chief administrative officer and vice president of broker-dealer relations. Ms. Voorhies is responsible for our Advisor’s investor services department and is a registered financial principal with the NASD.
      Jack R. Maurer has served as our executive vice president since December 2001. Mr. Maurer has served as a member of our Advisor’s board of managers since 1998. He also served as chief financial officer of our Advisor from April 1998 to December 2001, when he became financial principal of NNN Capital Corp. Mr. Maurer has served as chief executive officer and president of T REIT since August 2004 and previously served as its secretary and treasurer. Mr. Maurer has over 31 years of real estate financial management experience in residential and commercial development and the banking industry. Mr. Maurer received a BS degree from California University at Northridge in 1973 and is a registered operations and financial principal with the NASD.
      Andrea R. Biller has served as our secretary since June 2004. She has served as general counsel for our Advisor since March 2003, overseeing all legal functions for our Advisor and coordinating with outside counsel. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the Securities and Exchange Commission from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller earned a BA degree in psychology from Washington University, an MA degree in psychology from Glassboro State University and a JD degree from George Mason University School of Law in 1990, where she graduated first in her class “With Distinction.” Ms. Biller is a member of the California, Virginia and the District of Columbia State Bars.
Managers and Executive Officers
      As of March 31, 2005, Anthony W. Thompson, Scott D. Peters, Jack R. Maurer, Talle A. Voorhies, Daniel R. Baker and Louis J. Rogers serve as members of our Advisor’s board of managers. None of the members of our Advisor’s board of managers are independent. The members of our Advisor’s board of managers serve for unlimited terms and our Advisor’s executive officers serve at the discretion of our Advisor’s board of managers. The members of our Advisor’s Board of Managers and our Advisor’s executive officers as of March 31, 2005 are as follows:
      Anthony W. (“Tony”) Thompson also serves as a one of our executive officers. See disclosure under G REIT Executive Officers above.
      Scott D. Peters also serves as one of our executive officers. See disclosure under G REIT Executive Officers above.
      Jack R. Maurer also serves as one of our executive officers. See disclosure under G REIT Executive Officers above.
      Talle A. Voorhies also serves as one of our executive officers. See disclosure under G REIT Executive Officers above.
      Louis J. Rogers has served as president and a member of the board of managers of our Advisor since August 2004 and September 2004, respectively. Mr. Rogers has been a member of the law firm of Hirschler Fleischer from 1986 and a stockholder of that firm from 1994 until January 1, 2005. At Hirschler Fleischer he specialized in structuring like-kind (Section 1031) exchanges, private placements and syndications, formation and operation of real estate investment trusts and acquisitions and financings for real estate transactions. Effective January 1, 2005, Mr. Rogers serves as senior counsel to Hirschler Fleischer. Mr. Rogers earned a B.S. degree from Northeastern University in 1979 (with highest honors), a B.A. degree (with honors) in 1981, an M.A. degree in 1985 in jurisprudence from Oxford University and a J.D. degree in 1984 from the University of Virginia School of Law. Mr. Rogers is a member of the Virginia State Bar.

      Daniel R. “Dan” Baker, has served as a member of the board of managers of our Advisor since April 1998. Mr. Baker founded SugarOak Corporation in 1984 and served as its president until 2004. SugarOak Corporation provides asset management, construction management, property management and real estate development services. Since 2004, Mr. Baker has served as chairman of the board of SugarOak Holdings, a successor to SugarOak Corporation. SugarOak Holdings has three subsidiaries whose activities include construction, asset management and syndication. Mr. Baker is also president and chairman of the board of Union Land and Management Company and director and president of Coastal American Corporation. In these positions, Mr. Baker has managed commercial real estate assets in excess of $200 million in market value. In addition, Mr. Baker is a founding and former director of the Bank of the Potomac, a former board member of F&M Bank and currently an advisory board member of BB&T Bank. A cum laude graduate of Harvard College with a BA degree in government, Mr. Baker participates in numerous community organizations and is a former Citizen of the Year in Herndon, Virginia and a Paul Harris Fellow in Rotary.
      Richard T. Hutton Jr. has served as the chief investment officer of our Advisor since August 2003. Mr. Hutton has also served as our interim chief financial officer from October 2003 through December 2003 and April 2004 through September 2004. From April 1999 to August 2003, Mr. Hutton served as senior vice president — real estate acquisitions and vice president — property management of our Advisor. In that position, Mr. Hutton was responsible for the oversight of the management of the real estate portfolios and property management staff of our Advisor and its affiliates. Mr. Hutton’s previous experience includes serving as controller for the TMP Group from November 1997 to April 1999. Mr. Hutton has also served as the interim chief financial officer of T REIT and our Advisor from October 2003 through December 2003 and April 2004 through September 2004. Mr. Hutton has a BA degree in psychology from Claremont McKenna College and has been licensed as a Certified Public Accountant in California since 1984.
      Shannon Alter has served as senior vice president-director of operations for our Advisor since June 2002. Ms. Alter oversees our Advisor’s portfolio, manages the property management staff and is responsible for managing third party property managers. Ms. Alter owned and managed Retail Management Services, a commercial real estate consulting firm, from 1996 to June 2002. Ms. Alter’s experience includes prior positions as manager of property management for The Vons Companies, Inc. and director of property management for Diversified Shopping Centers. She was the 2004 President of the Orange County IREM chapter and teaches IREM courses on a national and local basis. Ms. Alter was awarded the Journal of Property Management Article of the Year award for 1998 and 1999. Ms. Alter holds a BA degree from the University of Southern California.
Fiduciary Relationship of our Advisor to us
      Our Advisor is a fiduciary of us and has fiduciary duties to us and our shareholders pursuant to the Advisory Agreement and under applicable law. Our Advisor’s fiduciary duties include responsibility for our control and management and exercising good faith and integrity in handling our affairs. Our Advisor has a fiduciary responsibility for the safekeeping and use of all of our funds and assets, whether or not they are in its immediate possession and control, and may not use or permit another to use such funds or assets in any manner except for our exclusive benefit.
      Our funds will not be commingled with the funds of any other person or entity except for operating revenue from our properties.
      Our Advisor may employ persons or firms to carry out all or any portion of our business. Some or all such persons or entities employed may be affiliates of our Advisor or Mr. Thompson. It is not clear under current law the extent, if any, that such parties will have a fiduciary duty to us or our stockholders. Investors who have questions concerning the fiduciary duties of our Advisor should consult with their own legal counsel.

Committees of the Board of Directors

Acquisition Committee
      Each of our acquisitions must be approved by the acquisition committee, a majority of whom are independent directors, or a majority of our board of directors, including a majority of our independent directors, as being fair and reasonable to us and consistent with our investment objectives. Currently, our acquisition committee is comprised of all members of our board of directors. Our Advisor recommends suitable properties for consideration by the acquisition committee. If the members of the acquisition committee approve a given acquisition, then our Advisor is directed to acquire the property on our behalf, if such acquisition can be completed on terms approved by the committee. Properties may be acquired from our Advisor or its affiliates or our officers and directors, provided that any interested or affiliated directors shall not vote on such an acquisition.

Audit Committee
      Our audit committee, consisting of a majority of independent directors, is comprised of Messrs. Inlow, Wallace and Wescombe. The board of directors has determined that Mr. Wescombe qualifies as an “audit committee financial expert” under the rules of the SEC. Our audit committee:

•	makes recommendations to our board of directors concerning the engagement of independent public accountants;

•	reviews the plans and results of the audit engagement with the independent public accountants;

•	approves professional services provided by, and the independence of, the independent public accountants;

•	considers the range of audit and non-audit fees;

•	consults with the independent public accountants regarding the adequacy of the internal accounting controls; and

•	periodically meets with representatives of our disclosure committee on various subjects within the scope of the discloser committee’s charter (the disclosure committee is comprised of representatives of our management).

(i) Gary T. Wescombe, who is an audit committee financial expert, will not be deemed expert for any purpose including, without limitation, for purposes of section 11 of the Securities Act as a result of being designated or identified as an audit committee financial expert.

(ii) The designation or identification of Mr. Wescombe as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification.

(iii) The designation or identification of Mr. Wescombe as an audit committee financial expert does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

Executive Compensation Committee
      Our board of directors has established an executive compensation committee consisting of up to three directors, including at least two independent directors, to establish compensation policies and programs for our directors and executive officers. Currently, our executive compensation committee is comprised all members of our board of directors. At present, the executive compensation committee serves only to review recommendations of management for awarding stock option grants, restricted stock and other awards available under our two stock option plans and the 2004 incentive award plan.

Director Compensation
      Effective June 29, 2004, we pay each independent and outside director an annual retainer fee of $15,000. In addition, each independent and outside director is paid the following fees for attending board and committee meetings:

•	$1,000 per regular monthly board meeting, whether in person or by telephone;

•	$500 per committee meeting, whether in person or by telephone, unless the committee meeting follows a regularly scheduled monthly board meeting; and

•	an additional $500 per committee meeting to the committee chairperson for each meeting attended in person or by telephone.
      The independent and outside directors also qualify for the independent director stock option plan and 2004 award plan.
Special Committee
      Effective February 8, 2004, the board of directors formed the special committee consisting of our independent directors, Messrs. Inlow, Johnson, Wallace and Wescombe, to consider and review several proposed corporate transactions. Mr. Wallace was elected chairperson of the special committee. The special committee engaged an independent financial advisor and independent counsel to assist them in their review. The special committee and the board continued to review the proposed strategic transactions throughout the year ended December 31, 2004. Effective February 2005, the special committee engaged a new financial advisor to evaluate various strategic alternatives available to us.
Independent Director Stock Option Plan
      On July 22, 2002, we adopted the independent director stock option plan, or Director Plan. Only outside and independent directors are eligible to participate in the Director Plan. We have authorized and reserved a total of 100,000 shares of common stock for issuance under the Director Plan. The Director Plan provides for the grant of initial and subsequent options. Initial options are non-qualified stock options to purchase 5,000 shares of common stock at the applicable option exercise price described below granted to each independent director and each outside director as of the date such individual becomes an independent or outside director. Subsequent options to purchase 5,000 shares of common stock at the applicable option exercise price may be granted on the date of each annual meeting of shareholders, or as otherwise determined by our executive compensation committee, to each independent and outside director so long as the individual is still in office. In 2004, we granted options to purchase 10,000 shares at $9.00 per share to each of the four independent and outside directors. As of December 31, 2004, we have granted options to purchase 80,000 shares of our common stock in accordance with the Director Plan. The Director Plan was approved at our annual meeting of shareholders on June 28, 2003.
Officer and Employee Stock Option Plan
      On July 22, 2002, we adopted the officer and employee stock option plan, or Officer Plan. All of the officers and employees are eligible to participate in the officer plan. We have no employees as of March 31, 2005. We have authorized and reserved a total of 400,000 shares of common stock for issuance under the Officer Plan. Our board of directors, acting on the recommendation of management, has discretion to grant options to officers and employees.. In 2004, we granted options to purchase 275,000 shares at $9.00 per share to officers. As of December 31, 2004, we have granted options to purchase 340,000 shares to our officers. The Officer Plan was approved at our annual meeting of shareholders on June 28, 2003.

2004 Incentive Award Plan
      Effective May 10, 2004, we adopted the 2004 incentive award plan, or 2004 Plan, The purpose of the 2004 Plan was to obtain and retain the services of and provide additional incentives for directors, key officers and employees and consultants to further our growth, development and financial success by providing for equity awards to these individuals. The 2004 Plan authorizes the grant to our employees, directors and consultants options intended to qualify as incentive stock options under Section 422 of the Code. The 2004 Plan also authorizes the grant of awards consisting of nonqualified stock options, restricted stock, stock appreciation rights, or SARS, and other awards, including cash bonuses. The shares of common stock subject to the 2004 Plan will be our common stock. The aggregate number of shares of common stock subject to such awards will not exceed 6,000,000 shares of our common stock. Our board of directors, or a committee of our board of directors appointed to administer the 2004 Plan, will have the authority to appropriately adjust: (i) the aggregate number of shares of our common stock subject to the 2004 Plan; (ii) the number and kind of shares of our common stock subject to outstanding awards under the 2004 Plan; and (iii) the price per share of outstanding options, stock purchase rights, SARs and other awards. The 2004 Plan provides that each of our non-employee directors will receive an automatic grant of 5,000 shares of restricted stock on the date of each of our annual meetings.
      In 2004, we granted 20,000 shares of restricted stock in accordance with the 2004 Plan to our non-employee directors. The restricted stock vests in equal installments over five years on the anniversary date of grant, provided that the director remains a director on the anniversary date. The 2004 Plan was approved at our annual meeting of shareholders on June 29, 2004.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our officers and directors, and persons who own 10% or more of our common stock, to report their beneficial ownership of our common stock (and any related options) to the SEC. Their initial reports must be filed using the SEC’s Form 3 and they must report subsequent stock purchases, sales, option exercises and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on Form 5. Officers, directors and stockholders owning more than 10% of our common stock are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).
      Based solely on our review of copies of these reports filed by or on behalf of our officers and directors (or oral representations that no such reports were required), we believe that since we registered our common stock under Section 12 of the Exchange Act, none of our officers or directors complied with any applicable Section 16(a) filing requirements (we have no stockholders who own 10% of our common stock). We intend to make the appropriate filings to comply with the Section 16(a) requirements.

Item 11.	Executive Compensation
Compensation of Executive Officers
      We have no employees and our executive officers are all employees of our Advisor and/or its affiliates. These executive officers are compensated by our Advisor and/or its affiliates and will not receive any compensation from us for their services.
Option/SAR Grants in Last Fiscal Year
      We granted options to purchase 275,000 shares of our common stock at $9.00 per share to our officers in the last fiscal year ended December 31, 2004.

Aggregated Option/ SAR Exercises and Fiscal Year-End Option/ SAR Value Table

(e)
			(d)	Value of Unexercised
	(b)		Number of Securities	In-the-Money
	Shares	(c)	Underlying Unexercised	Options/SARs
(a)	Acquired on	Value	Options/SARs at FY-End	at FY-End($)
Name	Exercise($)	Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Anthony W. Thompson	-0-	-0-	45,000/50,000	$43,000/$50,000
Compensation Committee Interlocks and Insider Participation
      During 2004, all of our directors served on the executive compensation committee. Mr. Thompson also served as our chief executive officer and president.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
PRINCIPAL STOCKHOLDERS
      The following table shows, as of March 31, 2005, the number and percentage of shares of our common stock owned by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (2) our chief executive officer (and each of the four most highly compensated executive officers if such officer’s salary and bonus for 2004 exceeded $100,000), (3) each director and (4) all directors and executive officers as a group.

	Number of Shares of
	Common Stock		Percent of
Name	Beneficially Owned(1)		Class

Anthony W. Thompson, Chairman, Chief Executive Officer and President	74,313	(2)	*
Gary T. Wescombe, Director	10,000		*
Edward A. Johnson, Director	10,000		*
D. Fleet Wallace, Director	10,000		*
W. Brand Inlow, Director	10,000		*
Glenn L. Carpenter, Director	-0-		*

All Named Executive Officers and Directors as a Group	114,313		*

*	Represents less than 1% of the outstanding common stock.

(1)	These amounts include shares issuable upon exercise of options granted to each individual under the independent director stock option plan or the officer and employee stock option plan, to the extent that such options are currently exercisable or will become exercisable within 60 days of March 31, 2005.

(2)	Includes 6,175 shares of our common stock owned by AWT Family LP, a limited partnership controlled by Mr. Thompson and 23,138 shares of our common stock owned by our Advisor, Triple Net Properties, LLC. Mr. Thompson is the chief executive officer and 36% owner of Triple Net Properties, LLC.

Equity Compensation Plan Information
      Our equity compensation plan information as of December 31, 2004 is as follows:

		Weighted Average
	Number of Securities to be Issued	Exercise Price of	Number of Securities
	Upon Exercise of Outstanding	Outstanding Options,	Remaining Available
Plan Category	Options, Warrants and Rights	Warrants and Rights	for Future Issuance

Equity compensation plans approved by security holders(1)	440,000	$9.00-$9.05	6,060,000
Equity compensation plans not approved by security holders	—		—

Total	440,000		6,060,000

(1)	Each of the independent director and officer/employee stock option grants was approved at our Annual Meeting of Shareholders held on June 28, 2003. Our 2004 incentive award plan was approved at our Annual Meeting of Shareholders held on June 29, 2004.
Item 13.     Certain Relationships and Related Transactions
      Triple Net Properties, LLC, our Advisor, is primarily responsible for managing the day to day business affairs and assets, and carrying out the directives of, our board of directors. Our Advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. All of our officers and one of our directors are affiliated with our Advisor, and these officers and directors collectively own 43% of the equity interest in our Advisor. Our Advisor currently advises more than 100 entities that have invested in properties located in twenty states.
      Before the commencement of our Initial Offering, our Advisor purchased 22,000 shares of our common stock at a price of $9.05 per share for $200,000 in cash. Our Advisor intends to retain such shares while serving as our Advisor.

Advisory agreement
      Our Advisor bears the expenses incurred in connection with supervising, monitoring and inspecting real property or other assets owned by us (excluding proposed acquisitions) or otherwise relating to its duties under the Advisory Agreement. Such expenses include employing its personnel, rent, telephone, equipment and other administrative expenses. We reimburse our Advisor for certain expenses incurred, including those related to proposed acquisitions and travel expenses. However, we will not reimburse our Advisor for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2% of average invested assets or 25% of net income for such year. If our Advisor receives an incentive distribution, net income (for purposes of calculating operating expenses) excludes any gain from the sale of assets. Any amount exceeding the greater of 2% of average invested assets or 25% of net income paid to our Advisor during a fiscal quarter will be repaid to us within 60 days after the end of the fiscal year. We bear our own expenses for functions not required to be performed by our Advisor under the Advisory Agreement, which generally include capital raising and financing activities, corporate governance matters, and other activities not directly related to real estate properties and other assets. To date, except as disclosed below, no reimbursements have been made to our Advisor pursuant to the provisions of the Advisory Agreement.
      Under the terms of the Advisory Agreement, our Advisor has responsibility for our day to day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor bears expenses incurred for the performance of its services and is entitled to reimbursement subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2% of average invested assets or 25% of net income for the previous four quarters. During the years ended December 31, 2004, 2003 and 2002, we paid our Advisor $1,804,000, $1,167,000 and $409,000, respectively, for organizational and offering expenses.

Dealer manager agreement
      We entered into a dealer manager agreement, or the Dealer Manager Agreement, with NNN Capital Corp. whereby NNN Capital Corp. served as the managing broker dealer for each of our Offerings. During the period of our Offerings, NNN Capital Corp. was 100% owned by Anthony W. Thompson, our chief executive officer, president and chairman of our board of directors. Pursuant to the terms of the Dealer Manager Agreement, for the years ended December 31, 2004 and 2003, we incurred and paid $25,149,000 and $14,108,000, respectively, of selling commissions and marketing and due diligence fees.

Real estate commissions
      Under the terms of the Advisory Agreement, an affiliate of our Advisor that serves as our real estate broker may receive a real estate or acquisition fee of up to 3% of the purchase price of our properties. For the years ended December 31, 2004 and 2003, $13,315,000 and $7,079,000, respectively, has been earned by Realty, an affiliate of our Advisor, in connection with the acquisition of our properties. During the years ended December 31, 2004 and 2003, Realty was 100% owned by Anthony W. Thompson, our chief executive officer, president and chairman of our board of directors.

Property management fee
      Under the terms of the Advisory Agreement, we pay Realty a property management fee equal to 5% of the gross income from our properties; however, a portion of this fee may be re-allowed to a third-party property manager. These fees are paid monthly. For the year ended December 31, 2004, 2003 and 2002, we have incurred $4,293,000, $458,000 and $24,000, respectively, in property management fees for our properties payable to Realty.

NNN 2004 Notes Program, LLC
      NNN 2004 Notes Program, LLC, or the Notes Program, is an affiliate of our Advisor. Notes Program has made loans from time to time to certain of our properties. As of December 31, 2004, all principal and interest due on loans made by the Notes Program to our properties has been repaid and we have no outstanding loans from the Notes Program. Terms of the Notes Program provide for interest payments at 11%. In addition to interest, the Notes Program is entitled to the greater of a 1% prepayment penalty or 20% of the profits upon sale of the property prorated for the amount of time the loan was outstanding. Loans from the Notes Program to the Congress Center and Two Corporate Plaza properties, which have been repaid, may result in additional amounts due to the Notes Program upon the sale of these properties, depending on profits, if any, upon sale. We cannot reasonably estimate the additional amounts due, if any, to the Notes Program if and when the Congress Center and Two Corporate Plaza properties are sold.

Business relationships with legal counsel
      Hirschler Fleischer, a Professional Corporation, acts as legal counsel to us. During the year ended December 31, 2004, we incurred and paid legal fees to Hirschler Fleischer of $512,000. During the year ended December 31, 2004, Louis J. Rogers was a member and stockholder of Hirschler Fleischer. Effective August 15, 2004, Mr. Rogers was appointed president of our Advisor and effective September 27, 2004, Mr. Rogers was appointed a member of our Advisor’s board of managers. Effective January 1, 2005, Mr. Rogers serves as senior counsel to Hirschler Fleischer. Also, effective January 1, 2005, Mr. Rogers owns 2% of our Advisor, 12% of Realty and 5% of NNN Capital Corp., affiliated entities of our Advisor.

Item 14.	Principal Accounting Fees and Services
      Grant Thornton LLP served as our independent auditors from August 22, 2002 until they were dismissed by us on February 8, 2004. Deloitte served as our independent auditors from February 8, 2004 and has audited our financial statements for the years ended December 31, 2004 and 2003.
      The following table lists the fees for services rendered by the independent auditors for 2004 and 2003:

Services	2004	2003

Audit Fees(1)	$698,000	$289,000
Audit-Related Fees(2)	—	6,000
Tax Fees(3)	78,000	56,000
All Other Fees(4)	146,000	—

Total	$956,000	$351,000

(1)	Audit fees billed in 2004 and 2003 consisted of the audit of our annual financial statements, acquisition audits, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees billed in 2004 and 2003 consisted of financial accounting and reporting consultations.

(3)	Tax services billed in 2004 and 2003 consisted of tax compliance and tax planning and advice.

(4)	There were no fees billed for other services in 2003.
      The audit committee has determined that the provision by Deloitte of non-audit services for us in 2004 is compatible with Deloitte’s maintaining its independence.
      The audit committee has approved Deloitte and Grant Thornton to perform the following non-audit services for us during 2004:

•	consultations and consents related to SEC filings and registration statements;

•	consultation of accounting matters; and

•	tax planning and tax compliance for the U.S. income and other taxes.
      The Audit Committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minims exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC which are approved by the Audit Committee prior to the completion of the audit.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (1) Financial Statements
      (2) Financial Statement Schedules
      The following financial statement schedule for the year ended December 31, 2004 is submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	96
Real Estate and Accumulated Depreciation (Schedule III)	96
      All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
      (3) Exhibits
      The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
G REIT, Inc.
      We have audited the accompanying consolidated balance sheets of G REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive operations, stockholders’ equity and cash flows for the years then ended. Our audits also include the consolidated financial statement schedules listed in the index at Item 15. These financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of G REIT Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE, LLP
Los Angeles, California
March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of G REIT, Inc.
      We have audited the accompanying consolidated statements of operations and comprehensive operations, stockholders’ equity and cash flows of G REIT, Inc. for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of G REIT, Inc. for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Irvine, California
March 18, 2003

G REIT, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	December 31,

	2004	2003

ASSETS
Real estate investments:
Operating properties, net of accumulated depreciation	$761,282,000	$298,606,000
Investments in unconsolidated real estate	11,880,000	14,157,000

	773,162,000	312,763,000
Cash and cash equivalents	17,567,000	15,533,000
Investment in marketable securities	2,161,000	—
Accounts receivable, net of allowance for doubtful accounts	4,760,000	1,979,000
Accounts receivable from related parties	303,000	139,000
Restricted cash	17,868,000	2,111,000
Real estate deposits	—	2,600,000
Deferred financing costs, net	7,233,000	4,076,000
Identified intangible assets, net of accumulated amortization of $13,475,000 and $599,000 at December 31, 2004 and 2003 respectively	84,984,000	5,488,000
Other assets, net	7,012,000	710,000

Total assets	$915,050,000	$345,399,000

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable	$442,275,000	$97,257,000
Credit facility	58,369,000	81,534,000
Accounts payable and accrued liabilities	15,734,000	2,600,000
Accounts payable to related parties	961,000	1,598,000
Security deposits and prepaid rent	5,550,000	3,090,000
Identified intangible liabilities net of accumulated amortization of $5,839,000 and $472,000 at December 31, 2004 and, 2003, respectively	25,563,000	7,499,000
Distributions payable	2,743,000	1,036,000

Total liabilities	551,195,000	194,614,000
Minority interests	6,830,000	263,000
Commitments and contingencies (Note 14) Stockholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 43,865,000 and 17,562,000 shares issued and outstanding at December 31, 2004 and 2003, respectively	439,000	176,000
Additional paid-in capital	392,836,000	156,733,000
Distributions in excess of earnings	(36,305,000)	(6,387,000)
Accumulated other comprehensive income	55,000	—

Total stockholders’ equity	357,025,000	150,522,000

Total liabilities, minority interests and stockholders’ equity	$915,050,000	$345,399,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
For the Years Ended December 31, 2004, 2003 and 2002

	Year Ended December 31,

	2004	2003	2002

Revenues
Rental	$94,910,000	$12,427,000	$733,000
Expenses
Rental	40,262,000	4,750,000	205,000
General and administrative	3,401,000	1,520,000	170,000
Depreciation	21,801,000	3,351,000	102,000
Amortization	13,032,000	405,000	—

	78,496,000	10,026,000	477,000

Operating income	16,414,000	2,401,000	256,000
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(18,951,000)	(2,648,000)	(248,000)
Interest and dividend income	423,000	124,000	18,000
Gain on sale of marketable securities and joint venture	1,231,000	—	—
Equity in earnings (losses) of unconsolidated real estate	(604,000)	204,000	—

Income (loss) before minority interest and income taxes	(1,487,000)	81,000	26,000
Minority interests	(9,000)	3,000	—
Income taxes	398,000	—	—

Net income (loss)	$(1,876,000)	$78,000	$26,000

Comprehensive income:
Net income (loss)	$(1,876,000)	$78,000	$26,000
Unrealized gain on marketable securities	55,000	—	—

Comprehensive income (loss)	$(1,821,000)	$78,000	$26,000

Earnings (loss) per share — basic and diluted	$(0.05)	$0.01	$0.06

Weighted average number of common shares outstanding — basic and diluted	37,336,000	8,243,000	405,000

Distributions declared per share	$0.75	$0.74	$0.69

Distributions declared	$28,042,000	$6,211,000	$280,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002

	Common Stock

		Common		Distributions in	Accumulated
	Number of	Stock Par	Additional	Excess of	Comprehensive
	Shares	Value	Paid-In Capital	Earnings	Income	Total

BALANCE — December 31, 2001	—	—	—	—	—	—
Issuance of common stock, net of offering costs of $2,936,000	2,158,000	$22,000	$18,583,000	—	—	$18,605,000
Distributions	—	—	—	$(280,000)	—	(280,000)
Net income	—	—	—	26,000	—	26,000

BALANCE — December 31, 2002	2,158,000	22,000	18,583,000	(254,000)	—	18,351,000
Issuance of common stock, net of offering costs of $15,311,000	15,404,000	154,000	138,150,000	—	—	138,304,000
Distributions	—	—	—	(6,211,000)	—	(6,211,000)
Net income	—	—	—	78,000	—	78,000

BALANCE — December 31, 2003	17,562,000	176,000	156,733,000	(6,387,000)	—	150,522,000
Net loss	—	—	—	(1,876,000)	—	(1,876,000)
Unrealized gain on marketable securities	—	—	—	—	$55,000	55,000

Comprehensive loss	—	—	—	—	—	(1,821,000)
Stock based compensation expense			257,000			257,000
Issuance of common stock, net of offering costs of $26,050,000	26,303,000	263,000	235,846,000	—	—	236,109,000
Distributions	—	—	—	(28,042,000)	—	(28,042,000)

BALANCE — December 31, 2004	43,865,000	$439,000	$392,836,000	$(36,305,000)	$55,000	$357,025,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002

	Year Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,876,000)	$78,000	$26,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities: Gain on sale of marketable securities and joint venture	(1,231,000)	—	—
Depreciation and amortization (including deferred financing costs and above/below market leases and deferred rent)	29,529,000	3,756,000	152,000
Swap collar interest	(347,000)	36,000
Stock compensation expense	257,000	—	—
Distributions received in excess of equity in earnings from investments in unconsolidated real estate	2,256,000	610,000	—
Minority interest expense	(9,000)	3,000	—
Change in operating assets and liabilities:
Accounts receivable	1,543,000	(1,804,000)	(102,000)
Other assets	(468,000)	1,186,000	(1,827,000)
Accounts payable and accrued liabilities	9,072,000	3,039,000	771,000
Security deposits and prepaid rent	1,179,000	974,000	371,000

Net cash provided by (used in) operating activities	39,905,000	7,878,000	(609,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(550,530,000)	(272,299,000)	(23,830,000)
Purchase of investments in unconsolidated real estate and joint venture	(20,000,000)	(14,767,000)	—
Capital expenditures	(7,583,000)	(217,000)	—
Purchase of marketable securities	(12,065,000)	—	—
Proceeds from sale of marketable securities	10,210,000	—	—
Proceeds from sale of joint venture	21,000,000
Restricted cash	(4,250,000)	(1,535,000)	—
Real estate deposits		(2,600,000)	(2,271,000)

Net cash used in investing activities	(563,218,000)	(291,418,000)	(26,101,000)

	Year Ended December 31,

	2004	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	236,109,000	138,305,000	18,604,000
Borrowings under line of credit	34,929,000	101,534,000	—
Repayments under line of credit	(58,094,000)	(20,000,000)	—
Principal repayments on notes payable	(14,590,000)	(6,823,000)	—
Borrowings under notes payable	359,608,000	87,250,000	16,860,000
Payment of deferred financing costs	(5,927,000)	(4,213,000)	(205,000)
Minority interests contributions	23,000	—	—
Minority interests distributions	(376,000)	(74,000)	—
Distributions	(26,335,000)	(5,285,000)	(170,000)

Net cash provided by financing activities	525,347,000	290,694,000	35,089,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,034,000	7,154,000	8,379,000
CASH AND CASH EQUIVALENTS — beginning of year	15,533,000	8,379,000	—

CASH AND CASH EQUIVALENTS — end of year	$17,567,000	$15,533,000	$8,379,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$14,212,000	$1,739,000	$109,000

Income taxes	$428,000	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investing Activities:
Assets acquired	$17,475,000	$846,000	$—
Liabilities assumed	$4,498,000	$2,068,000	$—
Increase (decrease) in intangible assets less intangible liabilities of acquisitions	$70,157,000	$(1,886,000)	$—
Increase in investment in operating properties	$476,894,000	$278,011,000	$—
Increase in investment in unconsolidated real estate	$—	$14,767,000	$—
Real estate deposits applied to property acquisitions	$2,600,000	$2,271,000
Mortgage loan assumed upon acquisition of property	$—	$4,024,000	$—
Minority interest liability of acquisitions	$6,928,000	$333,000	$—
Financing Activities:
Refinancing of property	$11,605,000	$6,695,000	$—
Issuance of common stock for dividends reinvested	$3,129,000	$2,377,000	$62,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002
1.     Organization
      We were incorporated on December 18, 2001 as G REIT, Inc. under the laws of the Commonwealth of Virginia and were qualified and elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes. On September 27, 2004, G REIT, Inc. was reincorporated in the State of Maryland in accordance with the approval of its stockholders at the 2004 Annual Meeting of Shareholders. The use of the words “we”, “us” or “our” refers to G REIT, Inc. and its subsidiaries, including G REIT, L.P., our operating partnership, except where the context otherwise requires. As a REIT, we are generally not subject to income taxes. To maintain the REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income, as defined by the Internal Revenue Code, or Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2004, we believe we were in compliance with all relevant REIT requirements.
      We were organized to acquire, manage, and invest in office, industrial and service real estate properties, which will have a government-tenant orientation. We completed our first property acquisition in September 2002. As of December 31, 2004, we have purchased interests in 25 properties aggregating a total gross leasable area, or GLA, of 6.6 million square feet, including 23 consolidated interests in office properties and two unconsolidated interests in office properties. Tenants with a government orientation occupied 40.8% of the total GLA of these properties. At December 31, 2004, 87.5% of the total GLA of these properties was leased.
      We conduct business and own properties through the operating partnership, G REIT, L.P., which was formed as a Virginia limited partnership in December of 2001. As of December 31, 2004, we are the sole general partner of the operating partnership and have control over the affairs of the operating partnership. We own 100% of the equity interests therein, except for 100 incentive non-voting ownership units issued to our Advisor. The incentive units entitle our Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to our stockholders. In addition, our Advisor is entitled to incentive distributions from net proceeds from the sale of our properties after our stockholders have received their invested capital, as defined, plus an 8% return on such invested capital.
      Our day to day operations are managed by Triple Net Properties, LLC, our Advisor, under an advisory agreement, or the Advisory Agreement, that has a one-year term which expires on July 22, 2005, and is subject to successive one-year renewals with the written consent of the parties, including a majority of our independent directors. Our Advisor is affiliated with us in that the two entities have common officers and directors, some of whom also own an equity interest in our Advisor. (See Note 13). Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which was solely owned by Anthony W. Thompson, our chief executive officer, president and chairman of the board of directors, through December 31, 2004 (effective January 1, 2005, Mr. Thompson owns 88% of Realty), to provide various services for our properties. The Advisor and Realty were formed in 1998 to serve as an asset and property manager for real estate investment trusts, syndicated real estate limited partnerships, limited liability companies and similar real estate entities.
2.     Summary of Significant Accounting Policies
      The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation
      The accompanying consolidated financial statements include our accounts of our operating partnership, the wholly-owned subsidiaries of our operating partnership and all majority-owned subsidiaries and affiliates over which we have financial and operating control and variable interest entities, or VIEs, in which we have determined we are the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation and all references to us include our operating partnership and its subsidiaries. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings of these real estate investments is included in consolidated net income.

Cash and Cash Equivalents
      Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Restricted Cash
      Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements.

Allowance for Uncollectible Accounts
      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. We have established an allowance for uncollectible accounts of $321,000 and $150,000 at December 31, 2004 and 2003, respectively, to reduce receivables to our estimate of the amount recoverable.

Investment in Marketable Securities
      Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities of public REIT’s. We classify our marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If we believe that a decline in the value of an equity security is temporary in nature, we record the change in other comprehensive income (loss) in stockholders’ equity. If the decline is believed to be other than temporary, the equity security is written down to the fair value and a realized loss is recorded on our statement of operations. There was no realized loss recorded by us due to the write down in value for the years ended December 31, 2004 and 2003. Our assessment of a decline in value includes, among other things, our current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

Purchase Price Allocation
      In accordance with Statement of Financial Accounting Standard, or SFAS, No. 141, Business Combinations, we, with the assistance of independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible in-place lease asset and below market lease values are included in intangible lease liability in the accompanying condensed consolidated financial statements and are amortized to rental income over the weighted average remaining term of the acquired leases with each property.
      The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.
      These allocations are subject to change based on continuing valuation analysis or other evidence, until the allocations are finalized or the stipulated time of one year from the date of acquisition.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation. These reclassifications have not changed the results of operations.

Operating Properties
      Operating properties are carried at the lower of historical cost less accumulated depreciation. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.
      An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We recorded no impairment losses for the years ended December 31, 2004, 2003 and 2002.

Property Held for Sale
      In accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;

•	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan, it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Real Estate Deposits
      Real estate deposits are paid on properties we are evaluating for purchase. Real estate deposits are capitalized when paid and may become nonrefundable under certain circumstances. When properties are acquired, the deposits paid by us are applied at the time of purchase. When a decision is made not to acquire a property, any nonrefundable deposits are expensed at that time.

Other Assets
      Other assets consist primarily of leasing commissions, deferred rent receivables, prepaid expenses and deposits.

Deferred Financing Costs
      Financing costs consist of loan fees and other loan costs. Loan fees and other loan costs are amortized over the term of the respective loan using a method that approximates the effective interest method. Amortization of financing costs is included in interest expense. At December 31, 2004, we had a $1,475,000 rate lock deposit with LaSalle Bank National Association, or LaSalle, for the refinancing of certain consolidated properties.

Derivative Financial Instruments
      We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. We employ derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.

Revenue Recognition
      In accordance with SFAS No. 13, “Accounting for Leases,” minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred.

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At December 31, 2004, we had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained.
      As of December 31, 2004, we had interests in seven properties located in the State of Texas which accounted for 20.1% of the total revenue and nine properties located in the State of California which accounted for 52.5% of our total revenue.

Fair Value of Financial Instruments
      The SFAS No. 107, Disclosures About Fair Value of Financial Instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques such as discounted cash flow analysis. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
      Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant rent and other receivables, accounts payable and accrued expenses and notes payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of payable to affiliates is not determinable due to its related party nature. Based on borrowing rates available to us at December 31, 2004, the fair value of the mortgage loans payable was $458,189,000 compared to a carrying value of $442,275,000. The fair value of the credit facility at December 31, 2004 was $59,116,000 compared to a carrying value of $58,369,000.

Income Taxes
      We operate as a real estate investment trust for federal income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income for the year, as defined by the Code to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2004, 2003 and 2002 and were not subject

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to any federal income taxes. We intend to continue to adhere to these requirements and maintain our REIT status.
      On June 14, 2004, we formed G REIT TRS, Inc., or TRS,, a taxable REIT subsidiary. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through the TRS we are subject to corporate federal income taxes on the TRS taxable income of $1,000,000 for the year ended December 31, 2004. During the year ended December 31, 2004, income tax expense was $398,000 which related to the activities of the TRS.

Comprehensive Income
      We report comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders’ transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from net income. Our only comprehensive income items were net income and the unrealized change in fair value of marketable securities.

Per Share Data
      We report earnings per share pursuant to SFAS No. 128, “Earnings Per Share.” Basic earnings per share attributable for all periods presented are computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of shares and all potentially dilutive securities, if any. Our potentially dilutive securities were options. As of December 31, 2004 and December 31, 2003, there were 420,000 and 105,000 options, respectively, which were accounted for under the treasury method. These options did not have a dilutive effect on earnings (loss) per share and therefore were excluded from the calculation of diluted earnings per share.
      Net income (loss) per share is calculated as follows:

	Year Ended December 31,

	2004	2003	2002

Net income (loss)	$(1,876,000)	$78,000	$26,000
Net income (loss) per share — basic and diluted	(0.05)	0.01	0.06
Weighted average number of shares outstanding — basic and diluted	37,336,000	8,243,000	405,000

Use of Estimates
      The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

Stock Options
      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, we have elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. Under APB No. 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
underlying stock on the date of grant. We have implemented the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. If we had elected to adopt the expense recognition provisions of SFAS No. 123, the impact on net income (loss) and earnings (loss) per share of common stock would have been as follows:

	Year Ended December 31,

	2004	2003	2002

Reported net income (loss)	$(1,876,000)	$78,000	$26,000
Add: Stock based employee compensation expense included in reported net income	257,000	—	—
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(196,000)	(57,000)	—

Pro forma net income (loss)	$(1,815,000)	$21,000	$26,000

Reported net income (loss) per share — basic and diluted	$(0.05)	$0.01	$0.06

Pro forma net income (loss) per share — basic and diluted	$(0.05)	$0.00	$0.06

      The December 31, 2004 pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model, assuming a 7.5% dividend yield, a 4.0% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 8.65 years, and a volatility rate of 10%.
      The December 31, 2003 pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model, assuming a 7.5% dividend yield, a 3.5% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 9.32 years, and a volatility rate of 10%.

Segment
      We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

Recently Issued Accounting Pronouncements
      In December 2003, the Financial Accounting Standards Board, or FASB, revised FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, issued in January 2003, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (FIN 46R). FIN 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after December 31, 2003. The consolidation requirements will apply to entities established prior to December 31, 2003, in the first fiscal year or in the interim period beginning after December 15, 2004. We do not believe the adoption of such interpretation will have a material impact on our results of operations or financial condition.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or EITF 03-1. EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired to be applied in reporting periods beginning after June 15, 2004 and contains disclosure requirements effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective. We have evaluated the impact of the adoption of EITF 03-1 and do not believe it will have a material effect on our financial condition or results of operations.
      In April 2004, FASB issued FASB Staff Position FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments,” or FASP FAS 129-1. FSP FAS 129-1 provides guidance on disclosures of contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the calculation of diluted earnings per share. The statement was effective immediately, and applies to all existing and newly created securities. The adoption of this statement did not have a material effect on our results of operations or financial condition.
      In December 2004, the FASB issued Statement 123 (revised), “Share-Based Payment,” or FAS 123(R). FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The new standard will be effective in the first reporting period ending after June 15, 2005. The adoption of this statement is not expected to have a material effect on our results of operations or financial condition.
3.     Real Estate Investments

Operating Properties
      Our investment in our consolidated properties consisted of the following at December 31, 2004 and 2003:

	2004	2003

Buildings and tenant improvements	$659,692,000	$253,211,000
Land	126,462,000	48,848,000

	786,154,000	302,059,000
Less: accumulated depreciation	(24,872,000)	(3,453,000)

	$761,282,000	$298,606,000

Acquisitions
      As of December 31, 2004, our investment in consolidated real estate consisted of 23 properties, which represents an increase of 12 properties from December 31, 2003. Our 2004 acquisitions are as follows:

					Borrowing
			Ownership	Purchase	Incurred at	Square	Commission
Property Description	Location	Purchase Date	Percentage	Price	Acquisition(1)	Feet	to Realty(2)

AmberOaks Corporate Center	Austin, TX	January 20, 2004	100.00%	$35,525,000	$14,250,000	282,000	$909,000
Public Ledger Building	Philadelphia, PA	February 13, 2004	100.00%	33,950,000	25,000,000	472,000	965,000
Madrona Buildings	Torrance, CA	March 31, 2004	100.00%	45,900,000	28,458,000	211,000	1,350,000
Brunswig Square	Los Angeles, CA	April 5, 2004	100.00%	23,805,000	15,830,000	136,000	716,000

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

						Borrowing
			Ownership		Purchase	Incurred at	Square	Commission
Property Description	Location	Purchase Date	Percentage		Price	Acquisition(1)	Feet	to Realty(2)

North Belt Corporate Center	Houston, TX	April 8, 2004	100.00%		12,675,000	—	156,000	400,000
Hawthorne Plaza	San Francisco, CA	April 20, 2004	100.00%		97,000,000	62,750,000	419,000	2,900,000
Pacific Place	Dallas, TX	May 26, 2004	100.00%		29,900,000	—	324,000	897,000
525 B Street — Golden Eagle	San Diego, CA	June 14, 2004	100.00%		96,310,000	69,943,000	424,000	1,445,000
600 B Street — Comerica	San Diego, CA	June 14, 2004	100.00%		77,190,000	56,057,000	339,000	1,158,000
Western Place I & II	Fort Worth, TX	July 23, 2004	78.50	%(3)	33,500,000	24,000,000	429,000	1,000,000
Pax River Office Park	Lexington Park, MD	August 6, 2004	100.00%		14,000,000	—	172,000	420,000
One Financial Plaza	St. Louis, MO	August 6, 2004	77.63	%(3)	37,000,000	30,750,000	434,000	1,155,000

Totals					$536,755,000	$327,038,000	3,798,000	$13,315,000

(1)	Represents the amount of the mortgage loan assumed by us upon the closing of the acquisition by us or newly placed on the property at closing.

(2)	Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which was solely owned by Anthony W. Thompson, our chief executive officer, president and chairman of the board of directors, through December 31, 2004 (effective January 1, 2005, Mr. Thompson owns 88% of Realty).

(3)	Our tenant-in-common ownership interest.
      During the year ended December 31, 2004, we completed the acquisition of ten wholly-owned properties and two tenant-in-common, or TIC, interests in two properties with TIC interests of 78.50% and 77.63%, adding a total of 3,798,000 square feet of gross leaseable area, or GLA, to our property portfolio. The aggregate purchase price of these properties was $536,755,000, of which $327,038,000 was financed with mortgage debt. We paid $13,315,000 in commissions to Realty in connection with these acquisitions. In accordance with Statement of Accounting Financial Standard, or SFAS, No. 141, we allocated the purchase price of these properties to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2004, we have allocated and recorded $93,192,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Such intangible assets are being amortized over the term of each of the underlying tenant leases ranging from one to 107 months. Total amortization of the lease intangible assets for 2004 was $14,132,000. On certain acquisitions, we have recorded lease intangible liabilities related to the acquired below market leases of $23,433,000 during 2004. The lease intangible liabilities are being amortized over the term of each of the underlying tenant leases ranging from two to 123 months. Amortization of $5,406,000 was recorded for these lease intangibles during 2004.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2003, our investment in our consolidated real estate consisted of 11 properties, which represents an increase of nine properties from December 31, 2002. Our 2003 acquisitions are as follows:

					Borrowing
			Ownership	Purchase	Incurred at	Square	Commission
Property Description	Location	Purchase Date	Percentage	Price	Acquisition(1)	Feet	to Realty

Atrium Building	Lincoln, NB	January 31, 2003	100.00%	$4,532,000	$2,200,000	167,000	$132,000
Department of Children and Family	Plantation, FL	April 25, 2003	100.00%	11,580,000	7,605,000	124,000	300,000
Gemini Plaza	Houston, TX	May 2, 2003	100.00%	15,000,000	9,815,000	159,000	325,000
Bay View Plaza	Alameda, CA	July 31, 2003	97.68%	11,655,000	—	61,000	380,000
North Pointe Corporate Center	Sacramento, CA	August 11, 2003	100.00%	24,205,000	—	133,000	705,000
824 Market St.	Wilmington, DE	October 10, 2003	100.00%	31,900,000	—	202,000	970,000
Sutter Square Galleria	Sacramento, CA	October 28, 2003	100.00%	8,240,000	4,024,000	61,000	240,000
One World Trade Center	Long Beach, CA	December 5, 2003	100.00%	113,648,000	77,000,000	573,000	2,400,000
Centerpoint Corporate Park	Kent, WA	December 30, 2003	100.00%	54,220,000	25,029,000	436,000	1,627,000

Totals				$274,980,000	$125,673,000	1,916,000	$7,079,000

(1)	Represents the amount of the mortgage loan assumed by us upon the closing of the acquisition by us or newly placed on the property at closing.
      During the year ended December 31, 2003, we completed the acquisition of eight wholly-owned properties, one property with a TIC interest of 97.68% and two unconsolidated TIC interests in two properties with TIC interests of 30.00% and 4.75%, adding a total of 2,564,000 square feet of GLA to our property portfolio. The aggregate purchase price of the nine consolidated properties was $274,980,000, of which $125,763,000 was financed with mortgage debt. We paid $7,079,000 in commissions to Realty in connection with these acquisitions. In accordance with SFAS No. 141, we allocated the purchase price of these properties to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2003, we have allocated and recorded $6,192,000 of intangible assets associated with in-place lease origination costs, as well as above market leases. Such intangible assets are being amortized over the term of each of the underlying tenant leases ranging from 14 to 94 months. Total amortization of the lease intangible assets for 2003 was $599,000. On certain acquisitions, we have recorded lease intangible liabilities related to the acquired below market leases which aggregated $7,969,000 during 2003. The lease intangible liabilities are being amortized over the term of each of the underlying tenant leases ranging from 13 to 120 months. Amortization of $472,000 was recorded for these lease intangibles during 2003.

Investments in Unconsolidated Real Estate
      Investments in unconsolidated real estate consist of our investments in undivided TIC interests. We had the following investments in unconsolidated real estate at December 31, 2004:

	Percentage	Company’s
Property	Owned	Investment

Congress Center, Chicago, IL — Acquired January 9, 2003	30.00%	$11,727,000
Park Sahara, Las Vegas, NV — Acquired March 18, 2003	4.75%	153,000

		$11,880,000

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The summarized condensed combined financial information in our unconsolidated real estate is as follows:

	December 31,	December 31,
	2004	2003

Assets (primarily real estate)	$152,410,000	$152,608,000

Mortgages notes payable	105,606,000	105,276,000
Other liabilities	5,295,000	2,236,000
Equity	41,509,000	45,096,000

Total liabilities and equity	$152,410,000	$152,608,000

Our share of equity	$11,880,000	$14,157,000

	Year Ended December 31,

	2004	2003

Revenues	$19,104,000	$15,892,000
Rental and other expenses	21,888,000	15,218,000

Net income (loss)	$(2,784,000)	$674,000

Our equity in earnings (loss)	$(604,000)	$204,000

4.     Marketable Equity Securities
      The historical cost and estimated fair value of our investments in marketable equity securities are as follows:

		Gross unrealized
	Historical			Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2004
Equity securities	$2,106,000	$55,000	—	$2,161,000

      The fair value of equity securities was estimated using quoted market prices. Sales of equity securities resulted in realized gains of $251,000 for the year ended December 31, 2004.
5.     Identified Intangible Assets
      Identified intangible assets consisted of the following:

	December 31,

	2004	2003

In place leases and tenant relationships, net of accumulated amortization of $11,904,000 and $371,000 at December 31, 2004 and 2003, respectively (with a weighted average life of 63 months and 125 months for in place leases and tenant relationships, respectively)	$80,727,000	$4,451,000
Above market leases, net of accumulated amortization of $1,571,000 and $228,000 at December 31, 2004 and 2003, respectively (with a weighted average life of 74 months)	4,257,000	1,037,000

Total identified intangible assets	$84,984,000	$5,488,000

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense recorded on the identified intangible assets, for each of fiscal years ended December 31, 2004, 2003 and 2002 was $14,132,000, $599,000 and $0, respectively. Amortization expense for the identified intangible assets for each of the next five years ended December 31 is as follows:

2005	$15,100,000
2006	$13,282,000
2007	$12,064,000
2008	$10,141,000
2009	$8,552,000
6.     Other Assets
      Other assets consisted of the following:

	December 31,

	2004	2003

Deferred rent receivable	$4,282,000	$264,000
Lease commissions, net of accumulated amortization of $113,000 and $11,000 at December 31, 2004 and December 31, 2003 respectively	1,780,000	111,000
Prepaid expenses and deposits	920,000	335,000
Deferred tax asset	30,000	—

Total other assets	$7,012,000	$710,000

7.     Mortgage Loans Payable
      We have fixed and variable rate mortgage loans of $442,275,000 and $97,257,000 as of December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the effective interest rates on mortgage loans ranged from 3.63% to 6.89% per annum and 3.06% to 6.89% per annum, respectively, and the weighted average effective interest rate was 4.39% and 3.77% per annum, respectively. The loans mature at various dates through June 2011.
      During 2004, we borrowed $327,038,000 under various fixed and variable rate mortgage loans, secured by nine of our office properties acquired in 2004. The fixed interest rate loans require monthly principal and interest payments based on a fixed annual interest rate of 5.2%. Variable interest rate loans include interest only loans, with interest rates ranging from 3.66% to 5.48% per annum. Loans mature at various dates through June 2011. In September 2004, we paid off one of these loans, a $14,250,000 mortgage in its entirety.
      On May 31, 2004, we refinanced five of our properties with separate loans from LaSalle in the following amounts:

• Atrium Building	$3,520,000
• Gemini Plaza	10,300,000
• 824 Market Street	18,750,000
• Public Ledger Building	25,000,000
• Brunswig Square	15,830,000

$73,400,000

      Each of the loans is secured by the applicable individual property and bears interest at a fixed rate of 5.2% per annum. We are required to make monthly principal and interest payments on each loan on a

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
30-year amortization schedule until the due date on each loan of June 1, 2011. In connection with the refinancing, we paid down our line of credit with LaSalle in the amount of $48,094,000. The loans do not include any cross-default provisions and are not cross-collateralized.
      Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage and other requirements on a combined basis. As of December 31, 2004, we were not in compliance with a financial covenant requirement in our mortgage loan agreement with HSH Nordbank on the One World Trade Center property in Long Beach, California. Pursuant to our mortgage agreement with HSH Nordbank, all revenues from the property are sent to a lockbox. We receive all proceeds from the lockbox after we satisfy our debt service requirements to HSH Nordbank.
      As of December 31, 2004, we were in compliance with all such requirements with the exception of HSH Nordbank as described above.
      The principal payments due on notes payable for each of the next five years ending December 31 and thereafter are summarized as follows:

Year	Amount

2005	$63,605,000
2006	107,954,000
2007	37,115,000
2008	7,230,000
2009	158,129,000
Thereafter	68,242,000

$442,275,000

      The fair value of our mortgage debt at December 31, 2004 and 2003 was $458,189,000 and $100,883,000, respectively.
      Derivatives are recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change. We recorded $347,000 as a reduction to interest expense for the year ended December 31, 2004 and $36,000 as an increase to interest expense for the year ended December 31, 2003 for interest rate swaps and collars.
      The following table lists the derivative financial instruments held by us as of December 31, 2004:

Notional Amount	Carrying Value	Instrument	Rate	Maturity

$ 26,400,000	$56,000	Swap	2.03%	5/1/2005
75,000,000	—	Cap	5.75%	1/31/2006
77,000,000	254,000	Collar	1.5% to 4.05%	12/5/2006
14,000,000	1,000	Cap	5.00%	3/1/2006

$192,400,000	$311,000

      At December 31, 2004 we had a $311,000 asset included in deferred financing costs related to the derivatives. At December 31, 2003, we had a $36,000 liability related to the derivatives.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     Credit Facility
      In January 2003, we obtained a credit facility with a maximum borrowing amount of $25,000,000 through LaSalle which matures on January 30, 2006. At December 31, 2004, advances under this credit facility bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.50%, declining to 2.25% when we meet certain conditions, which include attaining $50,000,000 in net worth, no default on advances, and full compliance with other covenants under the credit facility. Advances are subject to a floor rate of 3.9%. We are required to make interest only payments on a monthly basis. In connection with the term of this credit facility, we granted LaSalle a right of first refusal to finance the purchase of other properties by us.
      On April 1, 2004, we amended our credit agreement to increase the credit facility to $185,000,000, to the extent we have secured properties with comparable equity, with the option to increase the amount up to $350,000,000, and on August 27, 2004, we amended our credit agreement to decrease the credit facility to $175,000,000. At December 31, 2004, borrowings under the credit facility totaled $58,369,000 and bore interest at the rate of 4.28% per annum compared to borrowings of $81,534,000 at an interest rate of 3.9% per annum at December 31, 2003.
      Properties financed by borrowings under the LaSalle credit facility are required by the terms of the credit facility to meet certain minimum loan to value, debt service coverage minimum occupancy rates and other requirements on a combined basis. As of December 31, 2004, we were in compliance with all such requirements.
      The fair value of our credit facility at December 31, 2004 and 2003 was $59,116,000 and $84,251,000, respectively.
9.     Identified Intangible Liabilities
      Identified intangible liabilities consisted of the following:

	December 31,

	2004	2003

Below market leases, net of accumulated amortization of $5,839,000 and $472,000 at December 31, 2004 and 2003, respectively (with a weighted average life of 65 months)	$25,563,000	$7,499,000

      Amortization expense recorded on the identified intangible liabilities, for each of fiscal years ended December 31 2004, 2003 and 2002 was $5,406,000, $472,000 and $0, respectively. Amortization expense for the identified intangible liabilities for each of the next five years ended December 31 is as follows:

2005	$5,960,000
2006	$5,242,000
2007	$4,892,000
2008	$3,059,000
2009	$1,598,000

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.     Minority Interests
      Minority interests relate to the interests in the following consolidated properties that are not owned by us:

•	Western Place I & II — 21.5% owned by unaffiliated minority stockholders.

•	One Financial Plaza — 22.375% owned by unaffiliated minority stockholders.

•	Bay View Plaza — 2.32% owned by unaffiliated minority stockholders.
      We have the right to purchase all or any portion of the outstanding unrelated TIC interests in Western Place I & II and One Financial Plaza at fair market value beginning 12 months after the date of the respective TIC agreements.
11.     Stockholders’ Equity

Common Stock
      As of December 31, 2004, we have issued 43,865,000 shares of our common stock for aggregate gross proceeds to us before offering costs and selling commissions (Note 13) of $437,315,000 pursuant to our initial and second offerings. Of these amounts, an aggregate of 22,000 shares of our common stock, or $200,000 of our common stock, were sold to our Advisor in accordance with the requirements of the North American Securities Administrators Association.
      Pursuant to our Initial Offering, our limitation on all offering expenses is 15% of the gross offering proceeds. Effective October 17, 2002, our board of directors lowered the limitation on offering and organizational expenses to be borne by us on a prospective basis from 15% to 14% of the gross offering proceeds. As of December 31, 2004, organizational and offering costs did not exceed these limitations.
      In connection with our Initial Offering, we incurred $20,944,000 of costs related to the issuance and distribution of our common stock through December 31, 2004. Such amount includes $18,565,000 paid to NNN Capital Corp., the dealer manager of the Offering, a company 100% owned by Anthony W. Thompson, our president, chief executive officer and chairman, principally comprised of selling commissions, marketing and due diligence costs. In addition, we paid $1,630,000 to our Advisor for reimbursement of offering expenses.
      Beginning September 1, 2002, we began monthly distributions to stockholders of record as of the end of the preceding month at an annual rate of 7.00% of the per share purchase price to the extent of lawfully available funds. The distribution rate increased to 7.25% effective January 1, 2003 and to 7.50% effective June 1, 2003. Distribution rates are based on a $10.00 per share purchase price. For the years ended December 31, 2004 and 2003, we declared distributions of $28,042,000 and $6,211,000, respectively.

Dividend Reinvestment Program
      In July 2002, we adopted a dividend reinvestment plan, or DRIP, that allowed our stockholders to purchase additional shares of common stock through reinvestment of dividends, subject to certain conditions. We registered and reserved 1,000,000 and 1,500,000 shares of our common stock for distribution pursuant to the DRIP in our Initial and Second Offerings, respectively.
      As of December 31, 2004 and December 31, 2003, we had issued 587,000 and 252,000 shares of our common stock, respectively, under the terms of the DRIP. The DRIP was terminated on April 30, 2004.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchase Plan
      Effective July 22, 2002, we adopted a share repurchase plan, or Repurchase Plan, which provided eligible stockholders with limited liquidity by enabling them to request the repurchase of their common stock by us subject to various limitations. Repurchases were made at the sole discretion of our board of directors. To be eligible to request a repurchase, a stockholder must offer for resale at least 25% of the total number of shares of common stock owned and must have owned the shares for at least one year.
      The price paid by us per repurchased share of common stock varies in accordance with the terms of the Repurchase Plan. Repurchases, if any, are affected by us on or about the last day of each calendar quarter. Funding for the Repurchase Plan comes from our operations and DRIP. We repurchased 18,000 and 28,000 shares of our common stock for $164,000 and $257,000 for the years ended December 31, 2004 and 2003, respectively. The Repurchase Plan was terminated on April 30, 2004.

Stock Option Plans
Independent Director Stock Option Plan
      On July 22, 2002, we adopted the independent director stock option plan, or Director Plan. Only outside and independent directors are eligible to participate in the Director Plan. We have authorized and reserved a total of 100,000 shares of common stock for issuance under the Director Plan. The Director Plan provides for the grant of initial and subsequent options. Initial options are non-qualified stock options to purchase 5,000 shares of common stock at the applicable option exercise price described below granted to each independent director and each outside director as of the date such individual becomes an independent or outside director. Subsequent options to purchase 5,000 shares of common stock at the applicable option exercise price may be granted on the date of each annual meeting of shareholders to each independent and outside director so long as the individual is still in office or at the discretion or our board of directors. In 2004, we granted options to purchase 10,000 shares at $9.00 per share to each of the four independent and outside directors. The Director Plan was approved at our annual meeting of shareholders on June 28, 2003.
Officer and Employee Stock Option Plan
      On July 22, 2002, we adopted the officer and employee stock option plan, or Officer Plan. All of the officers and employees are eligible to participate in the Officer Plan. We have no employees as of March 31, 2005. We have authorized and reserved a total of 400,000 shares of common stock for issuance under the officer plan. Our board of directors, acting on the recommendation of management, has discretion to grant options to officers and employees. In 2004, we granted options to purchase 275,000 shares at $9.00 per share or our officers. The Officer Plan was approved at our annual meeting of shareholders on June 28, 2003.
2004 Incentive Award Plan
      Effective May 10, 2004, we adopted the 2004 incentive award plan, or 2004 Plan, to provide for equity awards to our employees, directors and consultants. The 2004 Plan authorizes the grant to our employees, directors and consultants options intended to qualify as incentive stock options under Section 422 of the Code. The 2004 Plan also authorizes the grant of awards consisting of nonqualified stock options, restricted stock, stock appreciation rights, or SARS, and other awards, including cash bonuses. The shares of common stock subject to the 2004 Plan will be our common stock. The aggregate number of shares of common stock subject to such awards will not exceed 6,000,000 shares of our common stock. Our board of directors, or a committee of our board of directors appointed to administer the 2004 Plan, will have the authority to appropriately adjust: (i) the aggregate number of shares of our

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock subject to the 2004 Plan; (ii) the number and kind of shares of our common stock subject to outstanding awards under the 2004 Plan; and (iii) the price per share of outstanding options, stock purchase rights, SARs and other awards. The 2004 Plan provides that each of our non-employee directors will receive an automatic grant of 5,000 shares of restricted stock on the date of each of our annual meetings. The 2004 Plan was approved by our stockholders at the annual meeting of shareholders on June 29, 2004.
      In 2004, our independent directors, or Grantees, were issued 20,000 restricted common shares of stock, or Restricted Shares, in accordance with the terms of the 2004 Plan. The 20,000 Restricted Shares were issued effective June 29, 2004 and fully vest on June 29, 2009 (or sooner upon a change of control of our company), pursuant to the terms and conditions of restricted stock agreements entered into between each of the Grantees and us. Compensation expense related to the restricted stock awards under the 2004 Plan are recorded over the related vesting periods based on the fair value of the underlying awards. Included in the general and administrative expenses in the accompanying consolidated statements of operations is compensation expense of $21,000 for the year ended December 31, 2004, related to such awards.

		Range of	Weighted
	Number	Exercise	Average
Options Outstanding at	of Shares	Prices	Exercise Price

December 31, 2002 (no options exercisable)	110,000	$9.05	$9.05
Granted (weighted average fair value of $1.09)	20,000	9.05	9.05
Cancelled	(25,000)	9.05	9.05

December 31, 2003 (no options exercisable)	105,000	9.05	9.05
Granted (weighted average fair value of $1.13)	365,000	9.00	9.00
Cancelled	(50,000)	(9.00)	(9.00)

December 31, 2004 (85,000 options exercisable)	420,000	$9.00-$9.05	$9.00

      A summary of outstanding options as of December 31, 2004 under the Director and Officer Plans is presented in the table below:

		Contractual	Exercise		Exercise
Range of	Number	Life	Price —	Number	Price —
Exercise Prices	Outstanding	(Years)	Options	Exercisable	Options

$9.00-$9.05	420,000	9.08	$9.00-$9.05	85,000	$9.00-$9.05
      The fair value of the options outstanding is calculated using the Black-Scholes option-pricing model. Assumptions used in the calculation included a 7.5% dividend yield, a 4.00% risk-free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 8.65 years, and a 10% volatility rate.
12.     Future Minimum Rent

Rental Income
      We have operating leases with tenants that expire at various dates through 2015 and are either subject to scheduled fixed increases or adjustments based on the consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2004, are summarized as follows:

Year Ending

2005	$93,459,000
2006	87,453,000
2007	78,290,000
2008	62,667,000
2009	51,691,000
Thereafter	99,462,000

Total	$473,022,000

      A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2004 and 2003, the amount of contingent rent earned by us was not significant.
13.     Related Party Transactions

Advisory Agreement

Advisory Fees
      The Advisory Agreement between our Advisor and us was renewed by our board of directors for an additional one-year term effective on July 22, 2004. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2% of average invested assets, as defined, or 25% of net income for the previous four quarters, as defined. As of December 31, 2004 and 2003, such reimbursement had not exceeded these limitations. There were no amounts incurred or paid to our Advisor for services provided during the years ended December 31, 2004, 2003 and 2002.

Real Estate Commissions
      We paid Realty $13,315,000 and $7,079,000 for real estate sales commissions in connection with our real estate acquisitions during the years ended December 31, 2004 and 2003, respectively (Note 3).

Property Management Fees
      We pay Realty a property management fee equal to 5% of the gross revenues, as defined, from the properties. For the years ended December 31, 2004, 2003 and 2002, we incurred and paid management fees to Realty of $4,293,000, $458,000 and $24,000, respectively.

Incentive Distributions
      Our Advisor owns non-voting incentive performance units in G REIT, L.P., our Operating Partnership, and is entitled to incentive distributions of operating cash flow, as defined, after our

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stockholders have received an 8% annual return on their invested capital. No incentive distributions were made to our Advisor for the years ended December 31, 2004, 2003 and 2002.

Offering Expenses

Selling Commissions
      NNN Capital Corp., the dealer manager of our Offerings, or the Dealer Manager, which was solely owned by Anthony Thompson, our president, chief executive officer, and chairman through December 31, 2004, received selling commissions of 7.5% and 7.0% of the aggregate gross offering proceeds from our Initial and Second Offerings, respectively. The Dealer Manager re-allowed 100% of commissions earned by it to participating broker dealers. The Dealer Manager received selling commissions from us of $17,753,000, $11,109,000, and $1,581,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Marketing and Due Diligence Expense Reimbursement Fees
      The Dealer Manager also received marketing and due diligence expense reimbursements from us of 2.0% and 3.0% of the aggregate gross offering proceeds from our Initial and Second Offerings, respectively. The Dealer Manager may re-allow up to 1% of these fees to participating broker dealers. The Dealer Manager received marketing and due diligence expense reimbursement fees of $7,396,000, $2,999,000, and $423,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Organization and Offering Expenses
      Our Advisor bears some of our organization and offering costs incurred in our offerings. Our Advisor may be reimbursed for actual expenses incurred by it for up to 2.5% and 2.0% of the aggregate gross offering proceeds from our Initial and Second Offerings, respectively. Our Advisor was reimbursed $1,804,000, $1,167,000, and $409,000 for the years ended December 31, 2004, 2003 and 2002, respectively, for the reimbursement of organization and offering expenses incurred.

Joint Venture
      On June 15, 2004, through our wholly owned subsidiary, GREIT TRS, Inc., we formed NNN/ GREIT-TRS JV, LLC, or the JV, a joint venture with our Advisor. We contributed $20,000,000, for an 87.2% ownership interest in the JV. The JV subsequently invested in NNN Emerald Plaza, LLC. The JV agreement required a guaranteed payment to us at the time the investment in NNN Emerald Plaza, LLC is sold to third parties. On July 14, 2004, following the sale to unaffiliated third parties, we received the $20,000,000 investment along with the guaranteed payment of $1,000,000 pursuant to the JV agreement. Such amount is included in the gain on sale of marketable securities and joint venture in the accompanying statement of operations.
14.     Commitments and Contingencies

Operating leases
      The Comerica Building in San Diego is encumbered by two ground leases under parts of the office building. Both ground leases expire in 2012, with five options to extend for 10 years each, and no option to purchase. Rent increases every five years by the increase in the wholesale price index. The lease end date is June 30, 2062 if all options are exercised. The total annual rent payment for both ground leases is $330,000 as of December 31, 2004.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Future minimum lease obligations under noncancelable leases as of December 31, 2004 are summarized as follows:

Year Ending

2005	$371,000
2006	371,000
2007	371,000
2008	371,000
2009	371,000
Thereafter	1,036,000

Total	$2,891,000

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in securities offerings (including offerings by us, T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Advisor and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Advisor, including us. Our Advisor has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome, of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5.

Prior Performance Tables
      In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by Triple Net Properties, LLC, our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.
      As we have previously disclosed, our board of directors is considering a variety of potential strategic initiatives. When that process is completed, we intend to announce how we will address the errors in the prior performance tables described above.

Litigation
      Neither we nor any of our properties are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or any of our properties which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations. We are a party to litigation arising in the ordinary course of business, none of which if determined unfavorably to us, individually or in the aggregate, is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

Environmental Matters
      We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Potential Property Acquisitions
      Our management is currently considering several other potential property acquisitions. The decision to acquire one or more of these properties will generally depend upon the following conditions, among others:

•	receipt of a satisfactory Phase I environmental assessment and property appraisal for each property;

•	no material adverse change occurring in the properties, the tenants or in the local economic conditions; and

•	receipt of sufficient financing.
      There can be no assurance that any or all of the conditions will be satisfied.

Other
      Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position and results of operations.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $105,606,000 and $105,276,000 at December 31, 2004 and 2003, respectively. Our share of unconsolidated debt was $29,635,000 and $29,490,000 at December 31, 2004 and December 31, 2003, respectively. The increase of $145,000 was due to the refinancing of Congress Center, or borrower, in September 2004.
      On September 3, 2004, our Advisor refinanced Congress Center, or the borrower, with three loans totaling $97,500,000, through Principal Commercial Funding and Principal Life Insurance. We own a 30% interest in Congress Center and in connection with our payment obligations under the three loans. Our

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liability is limited to the extent of our interest in Congress Center and only rents we are entitled to therefrom. In connection with the Congress Center refinancing, the unamortized portion of the capitalized loan costs of $580,000 along with $253,000 in prepayment penalties related to the early termination of the loan were expensed in September 2004 by Congress Center.
      The new notes include the following:
      Note A is in the amount of $80,000,000 and bears interest at a fixed rate of 5.635% per annum. The borrower is required to make monthly interest only payments until the due date of October 1, 2014. No pre-payments of principal are permitted until July 1, 2014.
      Note B is in the amount of $15,000,000 and bears interest at a fixed rate of 5.635% per annum. The borrower is required to make monthly interest only payments until the due date of October 1, 2014. No pre-payments of principal are permitted until July 1, 2014.
      Note C is in the amount of $2,500,000 and bears interest at a fixed rate of 7.0% per annum. The borrower is required to make monthly interest only payments until October 1, 2006. Thereafter, the borrower is required to make monthly principal and interest payments based on a 30-year amortization schedule until the due date of October 1, 2014. No pre-payments of principal are permitted until July 1, 2014.
15.     Tax Treatment of Distributions
      The income tax treatment for distributions reportable for the years ended December 31, 2004, 2003, and 2002 was as follows:

	2004		2003		2002

Ordinary income	$12,774,000	48.36%	$2,432,000	46.39%	$111,000	65.29%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Return of capital	13,642,000	51.64%	2,810,000	53.61%	59,000	34.71%

	$26,416,000	100.00%	$5,242,000	100.00%	$170,000	100.00%

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.     Selected Quarterly Data (unaudited)
      Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the Financial Statements.

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004

Revenues	$32,828,000	$29,271,000	$20,302,000	$12,509,000
Expenses	33,476,000	31,590,000	20,275,000	12,504,000

Income (loss) before other (expense) income and minority interest	(648,000)	(2,319,000)	27,000	5,000
Other (expense) income	(92,000)	1,394,000	326,000	26,000
Equity in earnings (loss) of unconsolidated real estate	(349,000)	(356,000)	97,000	4,000

Income (loss) before minority interest	(1,089,000)	(1,281,000)	450,000	35,000
Minority interest	(52,000)	37,000	4,000	2,000

Net income (loss)	$(1,037,000)	$(1,318,000)	$446,000	$33,000

Earnings (loss) per share — basic and diluted	$(0.02)	$(0.03)	$0.01	$0.00

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003

Revenues	$5,473,000	$3,332,000	$2,088,000	$1,534,000
Expenses	5,521,000	3,487,000	2,158,000	1,508,000

Income (loss) before other (expense) income and minority interest	(48,000)	(155,000)	(70,000)	26,000
Other (expense) income	47,000	53,000	12,000	12,000
Equity in earnings (loss) of unconsolidated real estate	174,000	156,000	(79,000)	(47,000)

Income (loss) before minority interest	173,000	54,000	(137,000)	(9,000)
Minority interest	(1,000)	4,000	—	—

Net income (loss)	$174,000	50,000	(137,000)	(9,000)

Earnings (loss) per share — basic and diluted	$0.01	$0.01	$(0.02)	$(0.00)

17.     Business Combinations
      During the year ended December 31, 2004, we completed the acquisition of ten wholly-owned properties and two TIC interests in two properties with TIC interests of 78.50% and 77.63%, adding a total of 3,798,000 square feet of gross leaseable area, or GLA, to our property portfolio. The aggregate purchase price was $536,755,000, of which $327,038,000 was financed with mortgage debt. We paid $13,315,000 in commissions to Realty in connection with these acquisitions. In accordance with Statement of Accounting

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Standard, or SFAS, No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2004, we have allocated and recorded $93,192,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. On certain acquisitions, we have recorded lease intangible liabilities related to the acquired below market leases of $23,433,000 during 2004.
      During the year ended December 31, 2003, we completed the acquisition of eight wholly-owned properties, one property with a TIC interest of 97.68% and two unconsolidated TIC interests in two properties with TIC interests of 30.00% and 4.75%, adding a total of 2,564,000 square feet of GLA to our property portfolio. The aggregate purchase price of the nine consolidated properties was $274,980,000, of which $125,763,000 was financed with mortgage debt. We paid $7,079,000 in commissions to Realty in connection with these acquisitions. In accordance with SFAS No. 141, we allocated the purchase price of these properties to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2003, we have allocated and recorded $6,192,000 of intangible assets associated with in-place lease origination costs, as well as above market leases. On certain acquisitions, we have recorded lease intangible liabilities related to the acquired below market leases which aggregated $7,969,000 during 2003.
      Assuming all of the 2004 and 2003 acquisitions had occurred January 1, 2003, pro forma revenues, net income and net income/(loss) per diluted share would have been $116.1 million, ($3.1) million and ($.08), respectively, for the year ended December 31, 2004; and $102.9 million, $3.7 million and $.45, respectively, for the year ended December 31, 2003. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
18.     Subsequent Events
      On February 8, 2005, the board of directors approved the listing for sale of the 525 B Street, San Diego, CA, and the Congress Center, Chicago, IL properties, of which we own 100% and 30%, respectively.
      On February 10, 2005, the Special Committee of our board of directors engaged Robert A. Stanger & Co., Inc., or Stanger, to conduct reviews of us for the purpose of assisting the Special Committee in preliminary evaluations regarding strategic alternatives for us. Pursuant to our engagement agreement, Stanger has been requested to identify strategic alternatives, evaluate strategic alternatives and deliver a written report with respect to each strategic alternative.

G REIT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Deductions
	Balance at	Charged to	(Write-off of	Balance at
	Beginning of	Costs and	uncollectible	end of
	Period	Expenses	account)	Period

Allowance for Doubtful Accounts
Year Ended December 31, 2004 — Allowance for doubtful accounts	$150,000	$212,000	$(41,000)	$321,000
Year Ended December 31, 2003 — Allowance for doubtful accounts	$—	$150,000	$—	$150,000
Year Ended December 31, 2002 — Allowance for doubtful accounts	$—	$—	$—	$—
G REIT, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

	Initial Costs to Company			Gross Amount at Which Carried at Close of Period

			Buildings and		Buildings and		Accumulated	Date
	Encumbrance	Land	Improvements	Land	Improvements	Total	Depreciation	Constructed

5508 Highway 290	$6,695,000	$1,153,000	$8,790,000	$1,153,000	$8,883,000	$10,036,000	$(1,009,000)	2001
Two Corporate Plaza	10,160,000	1,748,000	12,388,000	1,748,000	12,627,000	14,375,000	(1,503,000)	1989
Atrium Building	2,990,000	419,000	3,907,000	419,000	4,214,000	4,633,000	(571,000)	1917
Dept. of Children	7,605,000	2,655,000	8,357,000	2,655,000	8,246,000	10,901,000	(722,000)	1973
Gemini	9,815,000	1,220,000	13,314,000	1,220,000	13,315,000	14,535,000	(1,148,000)	1983
Bay View Plaza	6,200,000	1,879,000	9,044,000	1,879,000	9,053,000	10,932,000	(508,000)	2001
North Pointe	15,600,000	1,979,000	22,224,000	1,979,000	22,240,000	24,219,000	(884,000)	1988
824 Market	13,800,000	6,406,000	26,832,000	6,406,000	28,828,000	35,234,000	(1,394,000)	1984
Sutter Square	4,024,000		8,414,000		8,450,000	8,450,000	(457,000)	1987
One World Trade Center	77,000,000	22,851,000	92,211,000	22,851,000	92,906,000	115,757,000	(6,033,000)	1989
Centerpointe	25,029,000	8,537,000	47,551,000	8,537,000	47,928,000	56,465,000	(2,186,000)	1986
AmberOaks	14,250,000	7,138,000	21,302,000	7,138,000	21,301,000	28,439,000	(858,000)	1985
Public Ledger	25,000,000	10,271,000	19,854,000	10,271,000	20,224,000	30,495,000	(885,000)	1927
Madrona Buildings	28,458,000	12,581,000	28,047,000	12,581,000	28,976,000	41,557,000	(850,000)	1990
Brunswig Square	15,830,000	8,803,000	12,362,000	8,803,000	12,363,000	21,166,000	(291,000)	1931
North Belt Corporate		692,000	9,167,000	692,000	10,214,000	10,906,000	(278,000)	1982
Hawthorne Plaza	62,750,000	15,828,000	66,392,000	15,828,000	66,437,000	82,265,000	(1,420,000)	1910
Pacific Place		1,230,000	24,646,000	1,230,000	25,833,000	27,063,000	(472,000)	1982
525 B St.	69,940,000	9,824,000	87,390,000	9,824,000	87,423,000	97,247,000	(1,408,000)	1969
600 B St.	56,060,000	4,216,000	60,550,000	4,216,000	60,572,000	64,788,000	(1,028,000)	1974
Pax River		1,661,000	12,163,000	1,661,000	12,163,000	13,824,000	(141,000)	1983
Western Place I & II	24,000,000	2,397,000	27,652,000	2,397,000	27,992,000	30,389,000	(407,000)	1980
One Financial Plaza	30,750,000	2,973,000	29,504,000	2,973,000	29,505,000	32,478,000	(419,000)	1985

Total	$505,956,000	$126,461,000	$652,061,000	$126,461,000	$659,693,000	$786,154,000	$(24,872,000)

		Maximum Life on
		Which Depreciation in Latest
	Date	Income Statement is
Description	Acquired	Computed

5508 Highway 290 West Building	2002	39 years
Two Corporate Plaza	2002	39 years
Atrium Building	2003	39 years
Dept. of Children	2003	39 years
Gemini	2003	39 years
Bay View Plaza	2003	39 years
North Pointe	2003	39 years
824 Market	2003	39 years
Sutter Square	2003	39 years
One World Trade Center	2003	39 years
Centerpointe	2003	39 years
AmberOaks	2004	39 years
Public Ledger	2004	39 years
Madrona Buildings	2004	39 years
Brunswig Square	2004	39 years
North Belt Corporate	2004	39 years
Hawthorne Plaza	2004	39 years
Pacific Place	2004	39 years
525 B St.	2004	39 years
600 B St.	2004	39 years
Pax River	2004	39 years
Western Place I & II	2004	39 years
One Financial Plaza	2004	39 years
      (a) The changes in total real estate for the year ended December 31, 2004 are as follows:

2004

Balance at December 31, 2003	$302,059,000
Acquisitions	476,642,000
Capital expenditures	7,835,000
Disposals	(382,000)

Balance at December 31, 2004	$786,154,000

      (b) The changes in accumulated depreciation for the year ended December 31, 2004 are as follows:

2004

Balance at December 31, 2003	$3,453,000
Additions	21,801,000
Disposals	(382,000)

Balance at December 31, 2004	$24,872,000

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G Reit, Inc.

By:	/s/ Anthony W. Thompson

Anthony W. Thompson
Chief Executive Officer, President and
Chairman of the Board of Directors

Date: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony W. Thompson Anthony W. Thompson	Chief Executive Officer, President and Director	March 31, 2005

/s/ Scott D. Peters Scott D. Peters	Chief Financial Officer	March 31, 2005

/s/ Kelly J. Caskey Kelly J. Caskey	Chief Accounting Officer	March 31, 2005

/s/ Gary T. Wescombe Gary T. Wescombe	Director	March 31, 2005

/s/ Glenn L. Carpenter Glenn L. Carpenter	Director	March 31, 2005

/s/ Edward A. Johnson Edward A. Johnson	Director	March 31, 2005

/s/ D. Fleet Wallace D. Fleet Wallace	Director	March 31, 2005

/s/ W. Brand Inlow W. Brand Inlow	Director	March 31, 2005

For the Years Ended December 31, 2004, 2003 and 2002
EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2004 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit

1.1	Form of Dealer Manager Agreement between G REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

3.1	Third Amended and Restated Articles of Incorporation of the Registrant (included as Exhibit 3.6 to Amendment No. 3 to our Registration Statement on Form S-11 filed on July 7, 2002 (File No. 333-76498) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (included as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

4.1	Form of our Common Stock Certificate (included as Exhibit 4.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

10.3	Amended and Restated Stock Repurchase Plan (included as Exhibit D to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.6	Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.7	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. And Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).

10.8	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).

10.9	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, P.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G REIT — Two Corporate Plaza (included as Exhibit 10.9 to the Current Report on Form 8-K filed on December 13, 2002 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.10	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).

10.11	Agreement of Sale and Purchase dated September 9, 2002 between 1200 N Street, Ltd. And Triple Net Properties, LLC, as assigned to GREIT — Atrium Building LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).

10.12	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to G REIT — Park Sahara, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2003 and incorporated herein by reference).

10.13	Form of Escrow Agreement with PriVest Bank dated March , 2003 (included as Exhibit 10.13 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).

10.14	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/K/A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).

10.15	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).

10.16	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).

10.17	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).

10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by us on August 12, 2003 and incorporated herein by reference).

10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teachers Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on October 24, 2003 and incorporated herein by reference).

10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions dated July 16, 2003 by and between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on October 31, 2003 and incorporated herein by reference).

10.21	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 22, 2003 by and between LBWTC Real Estate Partners, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on December 12, 2003 and incorporated herein by reference).

10.22	Purchase and Sale Agreement and Joint Escrow Instructions dated as of September 26, 2003 by and between Intrarock 1, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on January 9, 2004 and incorporated herein by reference).

10.23	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on February 4, 2004 and incorporated herein by reference).

10.24	First Amendment and Reinstatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by us on February 4, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.25	Purchase and Sale Agreement dated as of December , 2003 by and between Consortium Two — Public Ledger, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).

10.26	Letter Agreement (First Amendment) to Purchase and Sale Agreement dated as of January 8, 2004 (included as Exhibit 10.02 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).

10.27	Letter Agreement (Second Amendment) to Purchase and Sale Agreement dated as of January 12, 2004 (included as Exhibit 10.03 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).

10.28	Third Amendment to Purchase and Sale Agreement dated as of February 4, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.04 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).

10.29	Fourth Amendment to Purchase and Sale Agreement dated as of February 11, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.05 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).

10.30	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).

10.31	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).

10.32	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).

10.33	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).

10.34	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).

10.35	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.03 to Current Report on Form 8-K filed by us on April 8, 2004 and incorporated herein by reference).

10.36	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.04 to Current Report on Form 8-K filed by us on April 8, 2004 and incorporated herein by reference).

10.37	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.05 to Current Report on Form 8-K filed by us on April 8, 2004 and incorporated herein by reference).

10.38	Contract of Sale dated as of March 1, 2004 by and between 1910 PP Limited Partnership and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by us on June 3, 2004 and incorporated herein by reference).

10.39	First Amendment and Reinstatement to Contract of Sale dated as of May 18, 2004 by and between 1910 PP Limited Partnership and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by us on June 3, 2004 and incorporated herein by reference).

10.40	Agreement For the Purchase and Sale of Property dated as of April 27, 2004 by and between 400 West Broadway, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by us on June 21, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.41	2004 Incentive Award Plan (included as Appendix A to the Definitive Proxy filed by us on May 27, 2004 and incorporated herein by reference).

10.42	Agreement for the Purchase and Sale of Real Property and Escrow Instructions dated as of February 27, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by us on August 4, 2004 and incorporated herein by reference).

10.43	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated March 29, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by us on August 4, 2004 and incorporated herein by reference).

10.44	Reinstatement and Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated May 4, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.03 to Current Report on Form 8-K filed by us on August 4, 2004 and incorporated herein by reference).

10.45	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated July 8, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.04 to Current Report on Form 8-K filed by us on August 4, 2004 and incorporated herein by reference).

10.46	Purchase and Sale Agreement dated as of June 17, 2004 by and between EBS Building, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by us on August 19, 2004 and incorporated herein by reference).

10.47	First Amendment to Purchase and Sale Agreement dated as of June 25, 2004 by and between EBS Building, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by us on August 19, 2004 and incorporated herein by reference).

10.48	Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of January 31, 2003.

10.49	First Amendment to Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of April , 2003.

10.50	Amended and Restated Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of July 17, 2003.

10.51	First, Second, Third, Fourth, Fifth and Sixth Amendment to the Amended and Restated Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of August 11, 2003, September 19, 2003, November 7, 2003, December 19, 2003, March , 2004 and August 27, 2004, respectively.

14.1	G REIT Code of Business Conduct and Ethics dated May 14, 2004

23.1	Consent of Deloitte & Touche, LLP

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.