Form 10-K/A
period 2004-12-31
G REIT INC
filed 2005-04-28
CIK 1164246

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

G REIT, Inc.
Form 10-K/A
For the Year Ended December 31, 2004
Explanatory Note
      This amendment on Form 10-K/A is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, originally filed with the Securities and Exchange Commission on March 31, 2005. We are filing this amendment to present separate audited financial statements for a non-consolidated subsidiary that we determined were required pursuant to Regulation S-X, Rule 3-09, “Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons.”

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G Reit, Inc.

By:	/s/ Anthony W. Thompson

Anthony W. Thompson
Chief Executive Officer, President and
Chairman of the Board of Directors

Date: April 28, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony W. Thompson Anthony W. Thompson	Chief Executive Officer, President and Director	April 28, 2005

/s/ Scott D. Peters Scott D. Peters	Chief Financial Officer	April 28, 2005

/s/ Kelly J. Caskey Kelly J. Caskey	Chief Accounting Officer	April 28, 2005

/s/ Gary T. Wescombe Gary T. Wescombe	Director	April 28, 2005

/s/ Glenn L. Carpenter Glenn L. Carpenter	Director	April 28, 2005

/s/ Edward A. Johnson Edward A. Johnson	Director	April 28, 2005

/s/ D. Fleet Wallace D. Fleet Wallace	Director	April 28, 2005

/s/ W. Brand Inlow W. Brand Inlow	Director	April 28, 2005

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2004 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit

1.1	Form of Dealer Manager Agreement between G REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

3.1	Third Amended and Restated Articles of Incorporation of the Registrant (included as Exhibit 3.6 to Amendment No. 3 to our Registration Statement on Form S-11 filed on July 7, 2002 (File No. 333-76498) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (included as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

4.1	Form of our Common Stock Certificate (included as Exhibit 4.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

10.3	Amended and Restated Stock Repurchase Plan (included as Exhibit D to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.6	Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.7	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. And Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).

10.8	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).

10.9	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, P.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G REIT — Two Corporate Plaza (included as Exhibit 10.9 to the Current Report on Form 8-K filed on December 13, 2002 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.10	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).

10.11	Agreement of Sale and Purchase dated September 9, 2002 between 1200 N Street, Ltd. And Triple Net Properties, LLC, as assigned to GREIT — Atrium Building LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).

10.12	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to G REIT — Park Sahara, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2003 and incorporated herein by reference).

10.13	Form of Escrow Agreement with PriVest Bank dated March , 2003 (included as Exhibit 10.13 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).

10.14	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/K/A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).

10.15	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).

10.16	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).

10.17	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).

10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by us on August 12, 2003 and incorporated herein by reference).

10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teachers Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on October 24, 2003 and incorporated herein by reference).

10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions dated July 16, 2003 by and between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on October 31, 2003 and incorporated herein by reference).

10.21	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 22, 2003 by and between LBWTC Real Estate Partners, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on December 12, 2003 and incorporated herein by reference).

10.22	Purchase and Sale Agreement and Joint Escrow Instructions dated as of September 26, 2003 by and between Intrarock 1, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on January 9, 2004 and incorporated herein by reference).

10.23	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on February 4, 2004 and incorporated herein by reference).

10.24	First Amendment and Reinstatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by us on February 4, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.25	Purchase and Sale Agreement dated as of December , 2003 by and between Consortium Two — Public Ledger, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).

10.26	Letter Agreement (First Amendment) to Purchase and Sale Agreement dated as of January 8, 2004 (included as Exhibit 10.02 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).

10.27	Letter Agreement (Second Amendment) to Purchase and Sale Agreement dated as of January 12, 2004 (included as Exhibit 10.03 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).

10.28	Third Amendment to Purchase and Sale Agreement dated as of February 4, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.04 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).

10.29	Fourth Amendment to Purchase and Sale Agreement dated as of February 11, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.05 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).

10.30	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).

10.31	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).

10.32	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).

10.33	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).

10.34	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).

10.35	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.03 to Current Report on Form 8-K filed by us on April 8, 2004 and incorporated herein by reference).

10.36	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.04 to Current Report on Form 8-K filed by us on April 8, 2004 and incorporated herein by reference).

10.37	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.05 to Current Report on Form 8-K filed by us on April 8, 2004 and incorporated herein by reference).

10.38	Contract of Sale dated as of March 1, 2004 by and between 1910 PP Limited Partnership and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by us on June 3, 2004 and incorporated herein by reference).

10.39	First Amendment and Reinstatement to Contract of Sale dated as of May 18, 2004 by and between 1910 PP Limited Partnership and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by us on June 3, 2004 and incorporated herein by reference).

10.40	Agreement For the Purchase and Sale of Property dated as of April 27, 2004 by and between 400 West Broadway, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by us on June 21, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.41	2004 Incentive Award Plan (included as Appendix A to the Definitive Proxy filed by us on May 27, 2004 and incorporated herein by reference).

10.42	Agreement for the Purchase and Sale of Real Property and Escrow Instructions dated as of February 27, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by us on August 4, 2004 and incorporated herein by reference).

10.43	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated March 29, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by us on August 4, 2004 and incorporated herein by reference).

10.44	Reinstatement and Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated May 4, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.03 to Current Report on Form 8-K filed by us on August 4, 2004 and incorporated herein by reference).

10.45	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated July 8, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.04 to Current Report on Form 8-K filed by us on August 4, 2004 and incorporated herein by reference).

10.46	Purchase and Sale Agreement dated as of June 17, 2004 by and between EBS Building, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by us on August 19, 2004 and incorporated herein by reference).

10.47	First Amendment to Purchase and Sale Agreement dated as of June 25, 2004 by and between EBS Building, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by us on August 19, 2004 and incorporated herein by reference).

10.48	Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of January 31, 2003 (included as Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2004 filed by us on March 31, 2005 and incorporated herein by reference).

10.49	First Amendment to Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of April , 2003 (included as Exhibit 10.49 to Form 10-K for the fiscal year ended December 31, 2004 filed by us on March 31, 2005 and incorporated herein by reference).

10.50	Amended and Restated Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of July 17, 2003 (included as Exhibit 10.50 to Form 10-K for the fiscal year ended December 31, 2004 filed by us on March 31, 2005 and incorporated herein by reference).

10.51	First, Second, Third, Fourth, Fifth and Sixth Amendment to the Amended and Restated Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of August 11, 2003, September 19, 2003, November 7, 2003, December 19, 2003, March , 2004 and August 27, 2004, respectively (included as Exhibit 10.51 to Form 10-K for the fiscal year ended December 31, 2004 filed by us on March 31, 2005 and incorporated herein by reference).

14.1	G REIT Code of Business Conduct and Ethics dated May 14, 2004 (included as Exhibit 14.1 to Form 10-K for the fiscal year ended December 31, 2004 filed by us on March 31, 2005 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Congress Center Property financial statements for the years ended December 31, 2004 and 2003.