Form 10-Q
period 2005-03-31
G REIT INC
filed 2005-05-17
CIK 1164246

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
N/A
(Former name)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 17, 2005, there were 43,865,000 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS

Item 1.	Financial Statements
      The accompanying March 31, 2005 and 2004 interim financial statements of G REIT, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In our opinion, these interim financial statements present fairly the financial condition, results of operations and cash flows of our company, but should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as amended, previously filed with the Securities and Exchange Commission.

G REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$662,256,000	$665,444,000
Property held for sale, net	95,548,000	95,838,000
Investments in unconsolidated real estate	11,681,000	11,880,000

	769,485,000	773,162,000
Cash and cash equivalents	9,518,000	17,567,000
Investment in marketable securities	7,164,000	2,161,000
Accounts receivable, net	5,496,000	4,531,000
Accounts receivable from related parties	186,000	303,000
Restricted cash	20,005,000	17,868,000
Deferred financing costs, net	5,650,000	6,403,000
Identified intangible assets, net	67,268,000	71,434,000
Assets held for sale, net	14,321,000	14,739,000
Other assets, net	9,278,000	6,882,000

Total assets	$908,371,000	$915,050,000

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Mortgage loans payable	$372,263,000	$372,335,000
Mortgage loans payable secured by property held for sale	69,940,000	69,940,000
Credit facility and other debt	62,210,000	58,369,000
Accounts payable and accrued liabilities	16,693,000	16,970,000
Accounts payable to related parties	1,067,000	1,056,000
Security deposits and prepaid rent	5,151,000	4,911,000
Identified intangible liabilities, net	17,679,000	18,880,000
Liabilities of property held for sale, net	8,070,000	8,734,000

	553,073,000	551,195,000
Minority interests	6,638,000	6,830,000
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 43,865,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	439,000	439,000
Additional paid-in capital	392,888,000	392,836,000
Distributions in excess of earnings	(44,457,000)	(36,305,000)
Accumulated other comprehensive (loss) income	(210,000)	55,000

Total stockholders’ equity	348,660,000	357,025,000

Total liabilities and stockholders’ equity	$908,371,000	$915,050,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2005 and 2004

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
Revenues:
Rental	$27,631,000	$12,509,000
Expenses:
Rental	12,236,000	5,150,000
General and administrative	663,000	446,000
Depreciation and amortization	9,715,000	4,941,000

	22,614,000	10,537,000

Operating income	5,017,000	1,972,000
Other (expense) income:
Interest (including amortization of deferred financing costs)	(5,729,000)	(1,967,000)
Interest and dividend income	108,000	26,000
Gain on sale of marketable securities	84,000	—
Equity in earnings of unconsolidated real estate	153,000	4,000
Minority interests	43,000	(2,000)

Income (loss) from continuing operations	(324,000)	33,000
Income from discontinued operations	406,000	—

Net income	$82,000	$33,000

Comprehensive income:
Net income	$82,000	$33,000
Unrealized loss on marketable securities	(265,000)	—

Comprehensive income (loss)	$(183,000)	$33,000

Net income (loss) per common share:
Continuing operations — basic and diluted	$(0.01)	$0.00
Discontinued operations — basic and diluted	0.01	0.00

Total net income per common share — basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding — basic and diluted	43,865,000	21,336,000

Distributions declared per share	$0.19	$0.19

Distributions declared	$8,234,000	$4,012,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2005

	Common Stock
					Accumulated
		Common	Additional	Distributions	Comprehensive
	Number of	Stock Par	Paid-In	in Excess of	Income
	Shares	Value	Capital	Earnings	(Loss)	Total

	(Unaudited)
BALANCE — December 31, 2004	43,865,000	$439,000	$392,836,000	$(36,305,000)	$55,000	$357,025,000
Net income	—	—	—	82,000	—	82,000
Unrealized loss on marketable securities	—	—	—	—	(265,000)	(265,000)
Stock based compensation	—	—	52,000	—	—	52,000
Distributions	—	—	—	(8,234,000)	—	(8,234,000)

BALANCE — March 31, 2005	43,865,000	$439,000	$392,888,000	$(44,457,000)	$(210,000)	$348,660,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
		(As restated,
		see Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82,000	$33,000
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of marketable securities	(84,000)	—
Depreciation and amortization (including deferred financing costs, above/below market leases and deferred rent)	8,560,000	4,148,000
Swap collar interest	(193,000)	(123,000)
Stock compensation expense	52,000	—
Distributions received in excess of equity in earnings from investments in unconsolidated real estate	199,000	167,000
Minority interests	(43,000)	2,000
Change in operating assets and liabilities:
Accounts receivable, net	(848,000)	130,000
Other assets	(1,126,000)	(777,000)
Accounts payable and accrued liabilities	(574,000)	2,445,000
Security deposits and prepaid rent	240,000	(211,000)

Net cash provided by operating activities	6,265,000	5,814,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	—	(111,114,000)
Capital expenditures	(2,611,000)	(352,000)
Purchase of marketable securities	(7,316,000)	—
Proceeds from sale of marketable securities	2,132,000	—
Restricted cash	(2,137,000)	2,699,000
Real estate deposits	—	(3,300,000)

Net cash used in investing activities	(9,932,000)	(112,067,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	—	91,397,000
Borrowings under credit facility and mortgages payable and other debt	3,841,000	34,277,000
Principal repayments on mortgages payable	(72,000)	(199,000)
Refund/payment of deferred financing costs	232,000	(394,000)
Minority interests distributions	(149,000)	(172,000)
Distributions	(8,234,000)	(3,502,000)

Net cash (used in) provided by financing activities	(4,382,000)	121,407,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,049,000)	15,154,000
CASH AND CASH EQUIVALENTS — beginning of period	17,567,000	15,533,000

CASH AND CASH EQUIVALENTS — end of period	$9,518,000	$30,687,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,258,000	$1,994,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investing Activities:
Real estate deposits applied	$—	$2,600,000
Financing Activities:
Issuance of common stock for dividends reinvested	$—	$1,588,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Description of Business
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
      We were organized to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. As of March 31, 2005, we have purchased interests in 25 properties aggregating a total gross leasable area, or GLA, of 6.6 million square feet, including 23 consolidated interests in office properties and two unconsolidated interests in office properties. At March 31, 2005, 88.5% of the total GLA of these properties was leased, and tenants with a government orientation occupied 40.9% of the total GLA.
      We conduct business and own properties through the operating partnership, G REIT, L.P., which was formed as a Virginia limited partnership in December 2001. As of March 31, 2005, we are the sole general partner of the operating partnership and have control over the affairs of the operating partnership. We own 100% of the equity interests therein, except for 100 incentive non-voting ownership units issued to Triple Net Properties, LLC, or our Advisor. The incentive units entitle our Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to our stockholders. In addition, our Advisor is entitled to incentive distributions from net proceeds from the sale of our properties after our stockholders have received their invested capital, as defined, plus an 8% return on such invested capital.
      Our day-to-day operations are managed by our Advisor under an advisory agreement, or the Advisory Agreement, that has a one-year term which expires on July 22, 2005, and is subject to successive one-year renewals with the written consent of the parties, including a majority of our independent directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and directors, who own in the aggregate a total 40% equity interest in our Advisor (See Note 12). Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 88% owned by Anthony W. Thompson, our chief executive officer, president and chairman of the board of directors, to provide various services for our properties.

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements include our accounts and those of the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and any variable interest entities (as defined in Financial Accounting Standards Board Interpretation, or FASB, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised , or FIN 46R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation.

Interim Financial Data
      The accompanying interim financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America, or GAAP, and in conjunction with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2004 Annual Report on Form 10-K, as amended, as filed with the SEC.

Cash and Cash Equivalents
      Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Allowance for Uncollectible Accounts
      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. We have established an allowance for uncollectible accounts of $217,000 and $321,000 at March 31, 2005 and December 31, 2004, respectively, to reduce receivables to our estimate of the amount recoverable.

Investment in Marketable Securities
      Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities of public REIT’s. We classify our marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If we believe that a decline in the value of an equity security is temporary in nature, we record the change in other comprehensive income (loss) in stockholders’ equity. If the decline is believed to be other than temporary, the equity security is written down to the fair value and a realized loss is recorded on our statement of operations. There was no realized loss recorded by us due to a write down in value for the periods ended March 31, 2005 and 2004. Our assessment of a decline in value includes, among other things, our current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

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

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible assets and below market lease values that are included in intangible liabilities in the accompanying condensed consolidated financial statements and are amortized to rental income over the weighted-average remaining term of the acquired leases with each property.
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

Operating Properties
      Operating properties are carried at the lower of historical cost less accumulated depreciation or fair value. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.
      An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We recorded no impairment losses for the three months ended March 31, 2005 and 2004.

Property Held for Sale
      In accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. The assets and liabilities of the property are reclassified on the condensed consolidated balance sheet as held for sale and the operation of the property are reflected in the condensed consolidated statement of

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations as discontinued operations for all periods presented. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

Deferred Financing Costs
      Financing costs consist of loan fees and other loan costs. Loan fees and other loan costs are amortized over the term of the respective loan using a method that approximates the effective interest method. Amortization of financing costs is included in interest expense. At March 31, 2005, we had a $1,235,000 rate lock deposit with LaSalle Bank National Association, or LaSalle, for the refinancing of certain consolidated properties.

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

Revenue Recognition
      In accordance with SFAS No. 13, Accounting for Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred.

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At March 31, 2005 and December 31, 2004, we had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of March 31, 2005, we had interests in seven properties located in the State of Texas which accounted for 20.5% of our total revenue and nine properties located in the State of California which accounted for 51.8% of our total revenue. As of March 31, 2005, none of our tenants accounted for 10% or more of our aggregate annual rental income.

Income Taxes
      We operate as a real estate investment trust for federal income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income for the year, as defined by the Code to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income. We believe that we have met all of the REIT distribution and technical requirements for the periods ended March 31, 2005 and 2004 and were not subject to any federal income taxes. We intend to continue to adhere to these requirements and maintain our REIT status.

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

Per Share Data
      We report earnings per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings per share attributable for all periods presented are computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of shares and all potentially dilutive securities, if any. Our potentially dilutive securities were options. There were 420,000 options as of March 31, 2005 and December 31, 2004, which were accounted for under the treasury stock method for purposes of calculating diluted earnings (loss) per share. These options did not have a dilutive effect on earnings (loss) per share and therefore basic and diluted earnings (loss) per share were equivalent.
      Net income (loss) per share is calculated as follows:

	Three Months Ended
	March 31,

	2005	2004

Net income	$82,000	$33,000

Net income per share — basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding — basic and diluted	43,865,000	21,336,000

Use of Estimates
      The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the disclosure

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three Months Ended
	March 31,

	2005	2004

Reported net income	$82,000	$33,000
Add: Stock based employee compensation expense included in reported net income	52,000	—
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(59,000)	(28,000)

Pro forma net income	$75,000	$5,000

Reported net income per share — basic and diluted	$0.00	$0.00

Pro forma net income per share — basic and diluted	$0.00	$0.00

      No options were granted during the three months ended March 31, 2005 and 2004. The pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model, assuming a 7.5% dividend yield, a 4.0% risk free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 3.41 years and a volatility rate of 10%.

Segments
      We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Investments

Consolidated Properties:
      Our investment in our consolidated properties consisted of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004

Buildings and tenant improvements	$574,854,000	$572,270,000
Land	116,638,000	116,638,000

	691,492,000	688,908,000
Less: accumulated depreciation	(29,236,000)	(23,464,000)

	$662,256,000	$665,444,000

      Depreciation expense was $5,764,000 and $3,876,000 for the three months ended March 31, 2005 and 2004, respectively.

Investments in Unconsolidated Real Estate
      Investments in unconsolidated real estate consist of our investments in undivided tenant-in-common, or TIC, interests. We had the following investments in unconsolidated real estate at March 31, 2005 and December 31, 2004:

	Percentage	March 31,	December 31,
Property	Owned	2005	2004

Congress Center, Chicago, IL*	30.00%	$11,538,000	$11,727,000
Park Sahara, Las Vegas, NV	4.75%	143,000	153,000

		$11,681,000	$11,880,000

*	On February 8, 2005, the board of directors approved the listing for sale of Congress Center.
      The summarized condensed combined financial information in our unconsolidated real estate is as follows:

	March 31,	December 31,
	2005	2004

Assets (primarily real estate)	$151,690,000	$152,410,000

Mortgage loans payable	105,559,000	105,606,000
Other liabilities	13,786,000	5,295,000
Equity	32,345,000	41,509,000

Total liabilities and equity	$151,690,000	$152,410,000

Our share of equity	$11,681,000	$11,880,000

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2005	2004

Revenues	$5,090,000	$4,809,000
Rental and other expenses	4,675,000	4,859,000

Net income (loss)	$415,000	$(50,000)

Our equity in earnings (loss)	$153,000	$4,000

4.	Marketable Equity Securities
      The historical cost and estimated fair value of our investments in marketable equity securities are as follows:

		Gross Unrealized
	Historical			Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2005
Equity securities	$7,374,000	$50,000	$260,000	$7,164,000

December 31, 2004
Equity securities	$2,106,000	$55,000	$—	$2,161,000

      The fair value of equity securities was estimated using quoted market prices. Sales of equity securities resulted in realized gains of $84,000 and none for the three months ended March 31, 2005 and 2004, respectively.

5.	Identified Intangible Assets
      Identified intangible assets consisted of the following:

	March 31,	December 31,
	2005	2004

In place leases and tenant relationships, net of accumulated amortization of $13,794,000 and $10,496,000 at March 31, 2005 and December 31, 2004, respectively (with a weighted average life ranging from 63 months to 125 months)	$63,295,000	$67,177,000
Above market leases, net of accumulated amortization of $1,855,000 and $1,571,000 at March 31, 2005 and December 31, 2004, respectively (with a weighted average life of 74 months)	3,973,000	4,257,000

	$67,268,000	$71,434,000

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Assets
      Other assets consisted of the following:

	March 31,	December 31,
	2005	2004

Deferred rent receivable	$5,445,000	$4,215,000
Lease commissions, net of accumulated amortization of $167,000 and $98,000 at March 31, 2005 and December 31, 2004, respectively	2,422,000	1,725,000
Prepaid expenses and deposits	1,381,000	912,000
Deferred tax asset	30,000	30,000

Total other assets	$9,278,000	$6,882,000

7.	Mortgage Loans Payable
      We have fixed and variable rate mortgage loans and mortgage loans secured by property held for sale of $442,203,000 and $442,275,000 as of March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005 and December 31, 2004, the effective interest rates on mortgage loans ranged from 4.29% to 6.89% per annum and 3.63% to 6.89% per annum, respectively, and the weighted-average effective interest rate was 4.94% and 4.39% per annum, respectively. The loans mature at various dates through June 2011.
      Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2005, we are not in compliance with certain covenants which, if not cured or waived, could result in the lender exercising its remedies under the loan documents on the loans at the following properties:

•	525 and 600 B. Street, San Diego, CA — $126,000,000 mortgage with HSH Nordbank, secured by real property, including related intangible assets, with a carrying basis of $171,207,000.

•	Hawthorne Plaza, San Francisco, CA — $62,750,000 mortgage with Bank of America, secured by a real property, including intangible assets, with a carrying basis of $93,894,000.
      We are in discussions with the banks regarding these covenants.
      Derivatives are recognized as either assets or liabilities in the condensed consolidated balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change.
      The following table lists the derivative financial instruments held by us as of March 31, 2005:

Notional Amount	Fair Value	Instrument	Rate	Maturity

$26,400,000	$33,000	Swap	2.03%	5/1/2005
75,000,000	—	Cap	5.75%	1/31/2006
77,000,000	470,000	Collar	1.5% to 4.05%	12/5/2006
14,000,000	1,000	Cap	5.00%	3/1/2006

$192,400,000	$504,000

      At March 31, 2005 and December 31, 2004 the fair value of the derivatives consisted of assets of $504,000 and $311,000, respectively, which are included in deferred financing costs related to the

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
derivatives. We recorded $193,000 and $123,000 as a reduction to interest expense for the three months ended March 31, 2005 and 2004, respectively, for interest rate swaps and collars.

8.	Credit Facility and Other Debt

Credit Facility
      In January 2003, we obtained a credit facility from LaSalle, or the G REIT credit facility, which matures on January 30, 2006. At March 31, 2005, the terms of the amended G REIT credit facility provided for maximum potential borrowings of $175,000,000 to the extent we have secured properties with comparable equity. Advances under this credit facility bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.25%. Advances are subject to a floor rate of 3.9%. We are required to make interest only payments on a monthly basis. In connection with the terms of the G REIT credit facility, we granted LaSalle a right of first refusal to finance the purchase of other properties by us.
      At March 31, 2005, borrowings under the G REIT credit facility totaled $58,369,000 and bore interest at the rate of 4.39% per annum compared to borrowings of $58,369,000 at an interest rate of 4.28% per annum at December 31, 2004.
      Properties financed by borrowings under the G REIT credit facility are required by the terms of the G REIT credit facility to meet certain minimum loan to value, debt service coverage minimum occupancy rates and other requirements on a combined basis. As of March 31, 2005, we were in compliance with all such requirements.

Other Debt
      We have a Margin Securities Account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin is secured by the securities purchased and cannot exceed 50% of the fair market value of the securities. If the balance of the margin account exceeds 50% of the fair market value of the securities, we will be subject to a margin call and required to fund the account to return the margin to 50% of the fair market value of the securities. The Margin Securities Account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. At March 31, 2005 and December 31, 2004, we had $3,841,000 and $0 of margin liabilities outstanding at an interest rate of 6.5% per annum.

9.	Identified Intangible Liabilities
      Identified intangible liabilities consisted of the following:

	March 31,	December 31,
	2005	2004

Below market leases, net of accumulated amortization of $6,207,000 and $5,007,000 at March 31, 2004 and December 31, 2004, respectively (with a weighted average life of 65 months)	$17,679,000	$18,880,000

10.	Minority Interests
      Minority interests relate to the interests in the following consolidated properties that are not owned by us:

•	Western Place I & II: 21.5% owned by unaffiliated minority stockholders;

•	One Financial Plaza: 22.375% owned by unaffiliated minority stockholders; and

•	Bay View Plaza: 2.32% owned by unaffiliated minority stockholders.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We have the right to purchase all or any portion of the outstanding unrelated TIC interests in Western Place I & II and One Financial Plaza at fair market value beginning 12 months after the date of the respective TIC agreements (generally the purchase date of the property). We have the right to purchase all or any portion of the outstanding undivided TIC interest in Bay View Plaza at fair market value beginning 36 months after the date of the respective TIC agreement.

11.	Stockholders’ Equity

Common Stock
      At of March 31, 2005 and December 31, 2004, 43,865,000 shares of our common stock were outstanding. For the three months ended March 31, 2005 and March 31, 2004, we declared distributions at 7.50% per annum and paid $8,234,000 and $4,012,000, respectively to our stockholders.

Stock Option Plans

Independent Director Stock Option Plan
      On July 22, 2002, we adopted the independent director stock option plan, or Director Plan. Only outside and independent directors are eligible to participate in the Director Plan. We have authorized and reserved a total of 100,000 shares of common stock for issuance under the Director Plan. During the year ended December 31, 2004, we granted options to purchase 10,000 shares of our common stock at $9.00 per share to each of the four independent and outside directors. No options have been granted during the three months ended March 31, 2005 and 2004. At March 31, 2005 and December 31, 2004, there were options outstanding for the purchase of 80,000 shares of our common stock in accordance with the Director Plan. The Director Plan was approved at our annual meeting of shareholders on June 28, 2003.

Officer and Employee Stock Option Plan
      On July 22, 2002, we adopted the officer and employee stock option plan, or Officer Plan. All of the officers and employees are eligible to participate in the Officer Plan. We have no employees as of March 31, 2005. We have authorized and reserved a total of 400,000 shares of common stock for issuance under the Officer Plan. During the year ended December 31, 2004, we granted options to purchase 275,000 shares of our common stock at $9.00 per share to our officers. No options have been granted during the three months ended March 31, 2005 and 2004. As of March 31, 2005 and December 31, 2004, there were options outstanding for the purchase of 340,000 shares of our common stock to our officers. The Officer Plan was approved at our annual meeting of shareholders on June 28, 2003.

2004 Incentive Award Plan
      On May 10, 2004, we adopted the 2004 incentive award plan, or 2004 Plan, to provide for equity awards to our employees, directors and consultants. The 2004 Plan authorizes the grant to our employees, directors and consultants options intended to qualify as incentive stock options under Section 422 of the Code. The 2004 Plan also authorizes the grant of awards consisting of nonqualified stock options, restricted stock, stock appreciation rights, or SARS, and other awards, including cash bonuses. The shares of common stock subject to the 2004 Plan will be our common stock. The aggregate number of shares of common stock subject to such awards will not exceed 6,000,000 shares of our common stock. The 2004 Plan was approved by our shareholders at the annual meeting of shareholders on June 29, 2004.
      No options were granted during the three months ended March 31, 2005 and 2004 under the 2004 Plan. Our independent directors, or Grantees, were issued 20,000 restricted shares of common stock, or

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Shares, in accordance with the terms of the 2004 Plan, effective June 29, 2004, which fully vest on June 29, 2009 (or sooner upon a change of control of our company), pursuant to the terms and conditions of restricted stock agreements entered into between each of the Grantees and us. Compensation expense related to the restricted stock awards under the 2004 Plan are recorded over the related vesting periods based on the fair value of the underlying awards.
      The compensation expense included in the general and administrative expenses in the accompanying consolidated statements of operations is $52,000 for the three months ended March 31, 2005, related to such awards.

		Range of	Weighted Average
	Number	Exercise	Exercise
Options Outstanding at	of Shares	Prices	Price

December 31, 2004 (85,000 options exercisable)	420,000	$9.00-$9.05	$9.00
Granted	—	—	—
Cancelled	—	—	—

March 31, 2005 (85,000 options exercisable)	420,000	$9.00-$9.05	$9.00

      A summary of outstanding options exercisable under the Plans is presented in the schedule below:

Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(Years)	Price — Options	Exercisable	Price — Options

$9.00-$9.05	420,000	9.08	$9.00-$9.05	85,000	$9.00-$9.05
      The fair value of the options outstanding are calculated using the Black-Scholes option-pricing model, assuming a 7.5% dividend yield, a 4.0% risk free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 3.41 years and a volatility rate of 10%.

12.	Related Party Transactions

Advisory Agreement

Advisory Fees
      The Advisory Agreement between our Advisor and us, which is approved by the independent members of our board of directors, expires on July 22, 2005 and is renewable every anniversary thereof for a one-year term. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2% of average invested assets, as defined, or 25% of net income for the previous four quarters, as defined. As of March 31, 2005 and 2004, such reimbursement had not exceeded these limitations. There were no amounts incurred or paid to our Advisor for services provided to us during the three months ended March 31, 2005 and 2004.

Real Estate Commissions
      We paid Realty $0 and $3,224,000 for real estate sales commissions in connection with our real estate acquisitions during the three months ended March 31, 2005 and 2004, respectively, of which 75% were passed through to our Advisor pursuant to an agreement between Realty and our Advisor, or the Realty-Triple Net Agreement.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property Management Fees
      We pay Realty a property management fee equal to 5% of the gross revenues, as defined, from the properties. For the three months ended March 31, 2005 and 2004, we incurred and paid management fees to Realty of $1,551,000 and $531,000, respectively, of which 100% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Incentive Distributions
      Our Advisor owns non-voting incentive performance units in G REIT, L.P., our Operating Partnership, and is entitled to incentive distributions of operating cash flow, as defined, after our stockholders have received an 8% annual return on their invested capital. No incentive distributions were made to our Advisor for the three months ended March 31, 2005 and 2004.

Offering Expenses

Selling Commissions
      NNN Capital Corp., the dealer manager of our offerings, or the Dealer Manager, which was solely owned during the offering period by Anthony Thompson, our president, chief executive officer and chairman, received selling commissions of 7.5% and 7.0% of the aggregate gross offering proceeds from our initial and second offerings, respectively. We paid the Dealer Manager selling commissions of $0 and $7,146,000 for the three months ended March 31, 2005 and 2004, respectively. The Dealer Manager reallowed 100% of commissions earned by it to unaffiliated participating broker dealers.

Marketing and Due Diligence Expense Reimbursement Fees
      The Dealer Manager also received marketing and due diligence expense reimbursements from us of 2.0% and 3.0% of the aggregate gross offering proceeds from our initial and second offerings, respectively. We paid the Dealer Manager marketing and due diligence expense reimbursement fees of $0 and $2,745,000 for the three months ended March 31, 2005 and 2004, respectively. The Dealer Manager may reallow up to 1% of these fees to unaffiliated participating broker dealers.

Organization and Offering Expenses
      Our Advisor bears some of our organization and offering costs incurred in our offerings. Our Advisor was reimbursed for actual expenses incurred by it for up to 2.5% and 2.0% of the aggregate gross offering proceeds from our initial and second offerings, respectively. Our Advisor was reimbursed $0 and $1,492,000 for the three months ended March 31, 2005 and 2004, respectively, for organization and offering expenses incurred by it on our behalf.

13.	Commitments and Contingencies

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

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5.

Prior Performance Tables
      In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.
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

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $105,559,000 and $105,606,000 at March 31, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $29,633,000 and $29,635,000 at March 31, 2005 and December 31, 2004, respectively.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Discontinued Operations — Property Held for Sale
      Property held for sale totaled $95,548,000 and $95,838,000 at March 31, 2005 and December 31, 2004, respectively, which consisted of the 525 B Street property (Golden Eagle), which was acquired on June 14, 2004 and approved for listing by the board of directors on February 8, 2005.
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented. For the three months ended March 31, 2005, discontinued operations included the net income of one property held for sale at March 31, 2005. The following table summarizes the income and expense components that comprise discontinued operations for the three months ended March 31, 2005:

Three Months Ended
March 31, 2005

Rental income	$2,906,000
Rental expenses	1,013,000
Depreciation and amortization	649,000
Interest expense (including amortization of deferred financing costs)	838,000

Income from discontinued operations — property held for sale, net	$406,000

15.	Restatement
      Subsequent to the issuance of the condensed consolidated financial statements for the three months ended March 31, 2004, we determined that increases in acquired intangible assets in connection with the acquisitions of our properties should have been reported as cash used in investing activities in our condensed consolidated statement of cash flows for the three months period ended March 31, 2004. Such increase had previously been included in cash flows from operating activities. As a result, the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2004, has been restated from the amounts previously reported to correct the accounting for the transaction discussed above. The restatement increases previously reported net cash used in operating activities and increases previously reported net cash used in investing activities (by a like amount each period) and therefore affects only the presentation of these activities within the condensed consolidated statement of cash flows. The restatement has no impact on previously reported consolidated operating income, net income (loss) or any other element of our condensed consolidated statements of operations or our condensed consolidated balance sheet for the period.
      A summary of the significant effects of the restatement on the condensed consolidated cash flows is as follows:

	For the three months ended
	March 31, 2004

	(As previously
	reported)	(As restated)

Cash flows provided by (used in) operating activities	$(9,268,000)	$5,814,000
Cash flows used in investing activities	$(96,985,000)	$(112,067,000)

16.	Business Combinations
      During the three months ended March 31, 2005, we did not have any real estate acquisitions. During the year ended December 31, 2004, we completed the acquisition of ten wholly-owned properties and TIC

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interests in two properties, adding a total of 3,798,000 square feet of GLA to our property portfolio. The aggregate purchase price of all of the foregoing properties and TIC interests was $536,755,000, of which $327,038,000 was financed with mortgage debt. We paid $13,315,000 in commissions to Realty in connection with these acquisitions of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. In accordance with SFAS No. 141 we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2004, we have allocated and recorded $93,192,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. On certain acquisitions, we have recorded lease intangible liabilities related to the acquired below market leases of $23,433,000 during 2004.
      Assuming all of the 2004 acquisitions had occurred on January 1, 2004, pro forma revenues, net income and net income per diluted share would have been $26.2 million, $0.2 million and $0.01, respectively, for the three months ended March 31, 2004. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

17.	Subsequent Events

AmberOaks
      On April 19, 2005, we borrowed $11,031,000 on the AmberOaks credit facility with LaSalle secured by our AmberOaks property. The note bears interest at a three-month LIBOR rate plus 300 basis points and is due on January 20, 2007. The note requires monthly interest-only payments.

Hawthorne Plaza
      On April 19, 2005, we exercised our one-year extension provision on our mortgage at the Hawthorne Plaza property. In conjunction with the extension, we paid down $11,031,000 on the existing mortgage.

Madrona Building
      On April 29, 2005, we refinanced the Madrona Building with a $33,000,000 mortgage at a fixed interest rate of 5.48% per annum, requiring monthly interest only payments for the first two years, and monthly interest and principal payments at a 30-year amortization until the note matures on May 1, 2015, at which time the note will either be refinanced or paid in full. We paid off our existing variable rate debt of $28,450,000 and received proceeds of $5,075,000.

North Belt
      On April 29, 2005, we refinanced North Belt with a $9,740,000 mortgage at a fixed interest rate of 5.48% per annum, requiring monthly principal and interest payments at a 30-year amortization until the note matures on May 1, 2015, at which time the note will either be refinanced or paid in full. We received proceeds of $9,657,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of March 31, 2005 and December 31, 2004, together with results of operations and cash flows for the three month periods ended March 31, 2005 and 2004, respectively.
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
Overview and Background
      We were incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. On September 27, 2004, we were reincorporated in the State of Maryland in accordance with the approval of our stockholders at the 2004 annual meeting of shareholders. As a real estate investment trust, or REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income, as defined by the Internal Revenue Code, or Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. As of March 31, 2005, we believe we were in compliance with all relevant REIT requirements.
      We were incorporated to acquire ownership interests in office, industrial and service real estate properties with a government-tenant orientation. As of March 31, 2005, we have purchased interests in 25 properties, including 23 consolidated interests in office properties and two unconsolidated undivided tenant-in-common, or TIC, interests in office properties.
      We are externally advised by Triple Net Properties, LLC, or our Advisor. Our Advisor is primarily responsible for managing our day-to-day operations and assets. The advisory agreement between us and our Advisor, or the Advisory Agreement, has a one-year term which expires on July 22, 2005, and is subject to successive renewals with the written consent of the parties, including a majority of our independent directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and directors. Our officers and directors own in the aggregate 40% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 88% owned by Anthony W. Thompson, our chief executive officer, president and chairman of the board of directors, to provide various services to our properties.

Business Strategy
      Our primary business strategy is to actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. We believe that our recently acquired real estate investments will have a significant impact on our future results of operations. In the event of subsequent dispositions, if we do not redeploy the funds into additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the uninvested funds. We may also sell existing properties and place the net proceeds into new investment properties we believe will generate long-term value. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.
Restatement
      Subsequent to the issuance of the condensed consolidated financial statements for the three months ended March 31, 2004, we determined that increases in acquired intangible assets in connection with the acquisitions of our properties should have been reported as cash used in investing activities in our condensed consolidated statement of cash flows for the three months period ended March 31, 2004. Such increase had previously been included in cash flows from operating activities. As a result, the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2004, has been restated from the amounts previously reported to correct the accounting for the transaction discussed above. The restatement increases previously reported net cash used in operating activities and increases previously reported net cash used in investing activities (by a like amount each period) and therefore affects only the presentation of these activities within the condensed consolidated statement of cash flows. The restatement has no impact on previously reported consolidated operating income, net income (loss) or any other element of our condensed consolidated statements of operations or our condensed consolidated balance sheet for the period. The following MD&A gives effect to the restatement discussed above.
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

Unaudited Interim Statements
      The condensed consolidated financial statements as of and for the three months ended March 31, 2005 and 2004 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

Property Held for Sale
      Statement of Financial Accounting Standards, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. On February 8, 2005 the board of directors approved the listing for sale of the 525 B Street property in San Diego, CA. As a result of such listing, we reclassified amounts related to 525 B Street in the condensed consolidated financial statements to reflect the reclassification required by SFAS No. 144.
      Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of 525 B Street have been excluded from our results from continuing operations for all periods presented herein. The financial results for 525 B Street are presented in our condensed consolidated statements of operations in a single line item entitled “Income from discontinued operations” and the related assets and liabilities are presented in the condensed consolidated balance sheets in line items entitled “Property held for sale, net”, “Assets held for sale, net”, “Mortgage loans payable secured by property held for sale” and “Liabilities of property held for sale, net.”

Revenue Recognition and Allowance for Doubtful Accounts
      Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. We determine the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

Impairment
      Our properties are stated at depreciated cost. We assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators we consider important which could trigger an impairment review include the following:

•	significant negative industry or economic trends;

•	significant underperformance relative to historical or projected future operating results; and

•	significant change in the manner in which the asset is used.
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
      We have not recorded any impairment losses for the three months ended March 31, 2005 and 2004.

Purchase Price Allocation
      In accordance with Statement of Financial Accounting Standards, or SFAS No. 141, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible assets and below market lease values are included in intangible liabilities in the accompanying condensed consolidated financial statements and are amortized to rental income over the weighted-average remaining term of the acquired leases with each property.
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

Deferred Assets
      Costs incurred for debt financing and property leasing are capitalized as deferred assets. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in the condensed consolidated statements of operations. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Unamortized financing and leasing costs are charged to expense in the event of debt prepayment or early termination of the lease.

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
Factors Which May Influence Results of Operations

Rental Income
      The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations
      As of March 31, 2005, our consolidated properties were 88.5% leased. 7.4% of the leased square footage expires during 2005. Our leasing strategy for 2005 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals. Of the leases expiring in 2005, we anticipate, but cannot assure, that approximately 71% of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we will write-off all tenant relationship intangible assets associated with such tenants.

Sarbanes-Oxley Act
      The Sarbanes-Oxley Act and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing its risks of liability and potential sanctions. We expect that our efforts to comply with these laws and regulations will continue to involve significant, and potentially increasing costs, and any failure to comply could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of distributions under the plan of liquidation.
      Under the current Advisory Agreement, our Advisor currently bears the increased cost of compliance under the Sarbanes-Oxley Act, and related rules and regulations; however, the Advisory Agreement will expire on July 22, 2005. We expect that our Advisor might require that we bear certain of these compliance costs directly under the terms of any renewal of the Advisory Agreement, including the compliance costs associated with the Sarbanes-Oxley Act, as a condition to agreeing to extend the term of the Advisory Agreement. These costs were unanticipated at the time of our formation and may have a material impact on our results of operations. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders.
Results of Operations
      The operating results are primarily comprised of income derived from our portfolio of properties. Because of the significant property acquisitions throughout the year ended December 31, 2004, the comparability of financial data from period to period is limited.

Comparison of the Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
				Percent
	2005	2004	Change	Change

Revenues:
Rental income	$27,631,000	$12,509,000	$15,122,000	120.89%
Expenses:
Rental expenses	12,236,000	5,150,000	7,086,000	137.59%
General and administrative	663,000	446,000	217,000	48.65%
Depreciation and amortization	9,715,000	4,941,000	4,774,000	96.62%

	22,614,000	10,537,000	12,077,000	114.62%

Income before other (expense) income, minority interests	5,017,000	1,972,000	3,045,000	154.41%
Other (expense) income:
Interest (including amortization of deferred financing costs)	(5,729,000)	(1,967,000)	(3,762,000)	191.26%
Interest and dividend income	108,000	26,000	82,000	315.38%
Gain on sale of marketable securities	84,000	—	84,000	—
Equity in earnings of unconsolidated real estate	153,000	4,000	149,000	3,725.00%
Minority interests	43,000	(2,000)	45,000	(2,250.00)%

Income (loss) from continuing operations before discontinued operations	(324,000)	33,000	(357,000)	(1,081.82)%
Income from discontinued operations	406,000	—	406,000	—

Net income	$82,000	$33,000	$49,000	148.48%

      Rental income increased $15,122,000, or 121%, to $27,631,000 during the three months ended March 31, 2005 compared to rental income of $12,509,000 for the three months ended March 31, 2004. $13,943,000, or 92%, of the increases were primarily attributable to the nine properties acquired since March 31, 2004.
      Rental expenses increased $7,086,000, or 138%, to $12,236,000 during the three months ended March 31, 2005 compared to rental expense of $5,150,000 for the three months ended March 31, 2004. $6,362,000, or 90%, of the increases were primarily attributable to the nine properties acquired since March 31, 2004. Rental expenses include, but are not limited to, property tax, utilities, property management and other costs associated with the building operations of the properties.
      General and administrative expenses consist primarily of third party professional legal and accounting fees related to our SEC filing and compliance requirements. General and administrative expenses increased $217,000, or 49%, to $663,000 during the three months ended March 31, 2005 compared to general and administrative expenses of $446,000 for the three months ended March 31, 2004. $118,000, or 54%, of the increases were primarily attributable to the nine properties acquired since March 31, 2004. $52,000, or 24%, of the increases were attributable to stock compensation expense in 2005 related to the stock option and restricted stock grants in 2004.
      Depreciation and amortization expense increased $4,774,000, or 97%, to $9,715,000 during the three months ended March 31, 2005 compared to depreciation and amortization expense of $4,941,000 for the three months ended March 31, 2004. $5,547,000, or 116%, of the increases were primarily attributable to the nine properties acquired since March 31, 2004. This was offset by a decrease of $771,000, or 16%, in depreciation and amortization expense as a result of tenant leases expiring between March 31, 2004 and March 31, 2005, thereby causing a decrease in the depreciation and amortization expense related to the tenant improvements and lease commissions as the assets were fully amortized.
      Interest expense increased $3,762,000, or 191%, to $5,729,000 during the three months ended March 31, 2005 compared to interest expense of $1,967,000 for the three months ended March 31, 2004. $3,007,000, or 80%, of the increases were primarily attributable to borrowings on seven of the 9 properties acquired since March 31, 2004. $295,000, or 8%, of the increases were due to refinancing $46,534,000 of variable rate debt at an interest rate of 3.9% per annum into a $57,570,000 fixed rate mortgage at 5.2% per annum on May 28, 2004.
      Interest and dividend income increased $82,000, or 315%, to $108,000 during the three months ended March 31, 2005 compared to interest and dividend income of $26,000 for the three months ended March 31, 2004. $34,000, or 41%, of the increases were primarily attributable to the interest and dividend income earned on our investment in marketable equity securities. $42,000, or 51%, of the increases were primarily attributable to the interest income earned on the rate lock deposit in accordance with the terms of the rate lock agreement.
      Equity in earnings of unconsolidated real estate increased by $149,000, or 3,725%, to $153,000 during the three months ended March 31, 2005 compared to equity in earnings of $4,000 for the three months ended March 31, 2004. The increase was due primarily to the decrease in depreciation and amortization expense as Congress Center was listed for sale on February 8, 2005, and in accordance with SFAS 144, did not record depreciation after it was listed for sale.
      Income from discontinued operations was $406,000 for the three months ended March 31, 2005 and is comprised of the net operating results of the 525 B Street property, which was acquired on June 14, 2004. On February 8, 2005, the board of directors approved the listing for sale of this property.
      As a result of the above items, net income for the three months ended March 31, 2005 was $82,000, or $0.00 per basic and diluted share compared with net income of $33,000, or $0.00 per basic and diluted share for the three months ended March 31, 2004.
Liquidity and Capital Resources

Current Sources of Capital and Liquidity
      We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. Moreover, our primary source of liquidity to fund property acquisitions, temporary working capital and unanticipated cash needs is our G REIT credit facility with LaSalle Bank National Association, or LaSalle, discussed below. There is no assurance, however, that we will be able to obtain capital on favorable terms or at all. As of March 31, 2005 and December 31, 2004, our total debt as a percentage of total capitalization was 59.1% and 58.4%, respectively.
      As of March 31, 2005, the terms of our amended credit facility with LaSalle, or the G REIT credit facility, provide for maximum potential borrowings of $175,000,000 to the extent we have secured properties with comparable equity. The G REIT credit facility matures on January 6, 2006. Advances bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.25%. The advances are subject to a floor rate of 3.9%, and require interest-only payments on a monthly basis. In connection with the terms of our G REIT credit facility, we granted LaSalle a right of first refusal to finance our purchase of other properties. At March 31, 2005, borrowings under the G REIT credit facility totaled $58,369,000 and bore interest at the rate of 4.39% per annum.

Factors Which May Influence Future Sources of Capital and Liquidity
      In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.
      Our board of directors is considering a variety of potential strategic initiatives. When that process is completed, we intend to announce how we will address the errors in the prior performance tables described above.
Financing
      Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2005, we are not in compliance with certain covenants which, if not cured or waived, could result in the lender exercising its remedies under the loan documents on the loans at the following properties:

•	525 and 600 B. Street, San Diego, CA — $126,000,000 mortgage with HSH Nordbank, secured by real property, including related intangible assets, with a carrying basis of $171,207,000.

•	Hawthorne Plaza, San Francisco, CA — $62,750,000 mortgage with Bank of America, secured by a real property, including intangible assets, with a carrying basis of $93,894,000.
      We are in discussions with the banks regarding these covenants.
      The composition of our aggregate debt balances at March 31, 2005 and December 31, 2004 were as follows:

	Percentage of		Weighted Average
	Total Debt		Interest Rate

	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004

Mortgage and credit facility
Mortgage	87.7%	88.3%	4.9%	4.4%
Credit facility and other debt	12.3%	11.7%	4.5%	4.5%
Fixed rate and variable rate
Fixed rate	17.3%	17.4%	5.4%	5.4%
Variable rate	82.7%	82.6%	4.8%	4.2%
      The percentage of fixed rate debt to total debt at March 31, 2005 and December 31, 2004 does not take into consideration the portion of variable rate debt capped by our interest-rate cap agreements. Including the effects of the interest-rate cap agreements, we had fixed or capped 55.4% and 55.9% of our total outstanding debt at March 31, 2005 and December 31, 2004, respectively.
      At March 31, 2005, 82.7% of our total debt required interest payments based on variable rates. Although the interest payments on 55.4% of our debt are either fixed, or hedged through the employment of interest-rate swap and cap agreements at March 31, 2005, the remaining 44.6% of our debt is exposed to fluctuations on the one-month LIBOR rate. We cannot provide assurance that we will be able to replace our interest-rate swap and cap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.

      The following table lists the derivative financial instruments held by us as of March 31, 2005:

Notional Amount	Fair Value	Instrument	Rate	Maturity

$26,400,000	$33,000	Swap	2.03%	05/01/2005
75,000,000	—	Cap	5.75%	01/31/2006
77,000,000	470,000	Collar	1.5% to 4.05%	12/05/2006
14,000,000	1,000	Cap	5.00%	03/01/2006

$192,400,000	$504,000

      We have restricted cash balances of $20,005,000 as of March 31, 2005 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.
      On February 8, 2005, our board of directors approved the listing for sale of the 525 B Street, San Diego, CA, and the Congress Center, Chicago, IL properties of which we own 100% and 30%, respectively. Our board of directors may also decide, based upon certain facts and circumstances and our disposition strategies from time to time, to dispose of other assets in 2005.
Other Liquidity Needs
      We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. All such distributions are at the discretion of our board of directors. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors our board of directors deem relevant. We may be required to use borrowings under our G REIT credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our stockholders. We anticipate that our current distribution rate will meet our REIT distribution requirements for 2005. Amounts accumulated for distribution to our stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.
      We estimate that we will have expenditures for capital improvements, tenant improvements and lease commissions of up to $28,129,000 in 2005. As of March 31, 2005, we had $20,005,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and the remaining expenditures will be paid with net cash from operations. We cannot assure, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
      In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We have additional unleveraged equity from our consolidated properties against which we may borrow. We may also pay distributions from cash from capital transactions, including without limitation, the sale of one or more of our properties.
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

Cash Flows

Three Months Ended March 31, 2005 and 2004
      Cash flows provided by operating activities increased by $451,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase was primarily due to increases in depreciation and amortization relating to the newly acquired assets since March 31, 2004 and increased net income offset by decreases in accounts payable and accrued liabilities.
      Cash flows used in investing activities were $9,932,000 for the three months ended March 31, 2005. The use of cash was primarily for the purchase of marketable securities and capital expenditures.
      Cash flows used in financing activities were $4,382,000 for the three months ended March 31, 2005. The decrease of $125,789,000 during 2005 compared to 2004 was primarily due to the proceeds received on the second offering which was terminated on April 30, 2004. In addition, cash distributions paid to stockholders in 2005 were $8,234,000 compared to $3,502,000 in 2004.
      As a result of the above, cash and cash equivalents decreased $8,049,000 for the three months ended March 31, 2005 to $9,518,000.
      If we experience lower occupancy levels, reduced rental rates, or reduced revenues as a result of asset sales, increased capital expenditures or leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If our board of directors continues to declare distributions for our stockholders at current levels, we may experience a cash flow deficit in subsequent periods. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact our financial results. To the extent any distributions are made to our stockholders in excess of accumulated earnings, the excess distributions are considered a return of capital to our stockholders for federal income tax purposes.
      A material adverse change in the net cash provided by operating activities may affect our ability to fund these items and may affect the financial performance covenants we must adhere to under our G REIT credit facility and secured notes. If we fail to meet our financial performance covenants and we are unable to reach a satisfactory resolution with the lenders, the maturity dates for the unsecured notes could be accelerated, and our G REIT credit facility could become unavailable to us or the interest charged on our G REIT credit facility could increase. Any of these circumstances could adversely affect our ability to fund working capital and unanticipated cash needs and to meet acquisition and development costs.

Capital Resources

General
      Our primary sources of capital are our real estate operations, our ability to leverage the increased market value in the real estate assets we own and our ability to obtain debt financing from third parties. As of March 31, 2005, our borrowings under this credit facility totaled $58,369,000 and remaining borrowing capacity under our G REIT credit facility totaled $27,325,000 and was comprised of undrawn amounts with respect to the secured properties subject to the G REIT credit facility. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments.
      Our primary uses of cash are to fund distributions to our stockholders, to fund capital investment in our existing portfolio of operating assets, to fund new acquisitions and for debt service. We may also regularly require capital to invest in our existing portfolio of operating assets in connection with routine capital improvements, deferred maintenance on our properties recently acquired and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.
      We anticipate our source for the payment of distributions to be funds from operating activities, as well as short-term and long-term debt and the net proceeds from the sale of one or more of our properties. We will require up to $28,129,000 for the year ended December 31, 2005 for capital expenditures, including, without limitation, tenant and/or capital improvements and lease commissions. We intend to incur debt to provide funds to the extent the reserves on deposit with the lender of $20,005,000 as of March 31, 2005, are not sufficient or cannot be used for these expenditures. Our board of directors has approved the listing for sale of the 525 B Street, San Diego, CA, and the Congress Center, Chicago, IL properties of which we own 100% and 30%, respectively. Upon the sale of these properties, we may use the net proceeds to invest in additional properties.
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
      From July 22, 2002 through March 31, 2005, we sold and issued 43,865,000 shares of our common stock pursuant to our offerings which resulted in gross proceeds of $437,315,000. Net proceeds after selling commissions, marketing and due diligence costs and organization and offering expenses totaled $393,018,000.

Financing
      Mortgages payable, credit facility and other debt as a percentage of total capitalization increased to 59.1% at March 31, 2005 from 58.4% at December 31, 2004. This increase was due to the decrease in stockholders’ equity due the distributions paid during the three months ended March 31, 2005. As of March 31, 2005 and December 31, 2004, our mortgage loans payable balances were $442,203,000 and $442,275,000, respectively. Our G REIT credit facility balances at March 31, 2005 and December 31, 2004 were $58,369,000 and our Margin Security Account balances were $3,841,000 and $0 at March 31, 2005 and December 31, 2004, respectively.

      The Operating Partnership has a secured credit facility with LaSalle which matures on January 30, 2006. At March 31, 2005, advances under this G REIT credit facility bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.25%. Advances are subject to a floor rate of 3.9%. We are required to make interest only payments on a monthly basis. At March 31, 2005, the terms of the G REIT credit facility provided for maximum potential borrowings of $175,000,000 to the extent we have secured properties with comparable equity. As of March 31, 2005, our borrowings under the G REIT credit facility totaled $58,369,000 and undrawn amounts under our G REIT credit facility totaled $27,325,000.
      As of March 31, 2005, we had $9,518,000 in cash and cash equivalents.
      We may acquire additional properties and may fund these acquisitions through utilization of the current cash balances and/or net proceeds received from a combination of subsequent equity issuances, debt financings or asset dispositions. There may be a delay between a receipt of funds and the purchase of properties, which may result in a delay in the benefits to our stockholders of returns generated from property operations. During such a period, we may temporarily invest any unused net proceeds from any such offering in investments that could yield lower returns than investments in real estate. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.

REIT Requirements
      In order to qualify as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90% of REIT taxable income. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We have additional unleveraged equity from our consolidated properties, against which we may borrow, that could be used for such purposes. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $105,559,000 and $105,606,000 at March 31, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $29,633,000 and $29,635,000 at March 31, 2005 and December 31, 2004, respectively.

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
Debt Service Requirements
      Our principal liquidity needs are payments of interest and principal on outstanding indebtedness, which includes mortgages, our G REIT credit facility and other debt. As of March 31, 2005, 15 of our properties were subject to existing mortgages which had an aggregate principal amount outstanding of $500,572,000, including our outstanding balance on our G REIT credit facility and other debt, which consisted of $87,227,000, or 17% allocable fixed rate debt at a weighted-average interest rate of 5.36% per annum and $417,186,000 of variable rate debt at a weighted-average interest rate of 4.79% per annum. The variable rate debt includes $58,369,000 on our G REIT credit facility and $3,841,000 on our Margin Security Account. $178,400,000, or 43%, of our variable rate debt is subject to various interest rate swap, cap and collar agreements that at March 31, 2005 convert some of this debt into fixed rate debt at interest rates ranging from 1.50% to 5.75% per annum. As of March 31, 2005, the weighted-average interest rate on our outstanding debt was 4.89% per annum.

Contractual Obligations
      The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and our G REIT credit facility and scheduled interest payments of our fixed and variable rate debt at March 31, 2005. The interest payments on the variable rate debt are calculated based on the rate in effect at March 31, 2005. It also provides information about the minimum commitments due in connection with our ground lease obligations at March 31, 2005. The table does not reflect available extension options.

	Payments Due by Period

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2005)	(2006-2007)	(2008-2009)	(After 2009)	Total

Principal payments — variable rate debt	$66,697,000	$191,314,000	$159,175,000	$—	$417,186,000
Principal payments — fixed rate debt	659,000	12,122,000	6,204,000	68,242,000	87,227,000
Interest payments — variable rate debt	12,722,000	19,059,000	9,892,000	—	41,673,000
Interest payments — fixed rate debt	3,508,000	9,119,000	7,450,000	4,963,000	25,040,000
Ground lease obligations	278,000	742,000	742,000	1,036,000	2,798,000

Total	$83,864,000	$232,356,000	$183,463,000	$74,241,000	$573,924,000

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
      Following is the calculation of FFO for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended
	March 31,

	2005	2004

Net income (loss)	$82,000	$33,000
Add:
Depreciation and amortization — continuing operations	9,645,000	4,584,000
Depreciation and amortization — discontinued operations	625,000	—
Depreciation and amortization — unconsolidated properties	326,000	340,000

Funds from operations	$10,678,000	$4,957,000

Weighted average common shares outstanding — basic and diluted	43,865,000	21,336,000

Gain on the sale of investments included in net income (loss) and FFO	$84,000	$—

Subsequent Events

AmberOaks
      On April 19, 2005, we borrowed $11,031,000 on the AmberOaks credit facility with LaSalle secured by our AmberOaks property. The note bears interest at a three-month LIBOR interest rate plus 300 basis points and is due on January 20, 2007. The note requires monthly interest-only payments.

Hawthorne Plaza
      On April 19, 2005, we exercised our one-year extension provision on Hawthorne Plaza. In conjunction with the extension, we paid down $11,031,000 on the existing mortgage.

Madrona Building
      On April 29, 2005, we refinanced the Madrona Building with a $33,000,000 mortgage at a fixed interest rate of 5.48% per annum, requiring monthly interest only payments for the first two years, and monthly interest and principal payments at a 30-year amortization until the note matures on May 1, 2015, at which time the note will either be refinanced or paid in full. We paid off our existing variable rate debt of $28,450,000 and received proceeds of $5,075,000.

North Belt
      On April 29, 2005, we refinanced North Belt with a $9,740,000 mortgage at a fixed interest rate of 5.48% per annum, requiring monthly principal and interest payments at a 30-year amortization until the note matures on May 1, 2015, at which time the note will either be refinanced or paid in full. We received proceeds of $9,657,000.

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
      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of March 31, 2005, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date

	2005	2006	2007	2008	2009	Thereafter	Total

Fixed rate debt	$659,000	$1,279,000	$10,843,000	$4,952,000	$1,252,000	$68,242,000	$87,227,000
Average interest rate on maturing debt	5.42%	5.37%	5.85%	6.48%	5.20%	5.20%	5.36%
Variable rate debt	$66,697,000	$165,042,000	$26,272,000	$2,277,000	$156,898,000	$—	$417,186,000
Average interest rate on maturing debt	4.42%	4.63%	5.53%	4.88%	5.00%	—	4.79%
      The weighted average interest rate of our mortgage debt as of March 31, 2005 was 4.89% per annum. At March 31, 2005, our mortgage debt consisted of $87,227,000, or 17%, of the total debt at a fixed interest rate of 5.36% per annum and $417,186,000, or 83%, of the total debt at a variable interest rate of 4.79% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of March 31, 2005, for example a 0.50% increase in LIBOR would have increased our overall annual interest expense by $2,086,000 or less than 9.0%.

Item 4.	Controls and Procedures
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
      Following the signatures section of this Quarterly Report are certifications of our chief executive officer and our chief financial officer required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of its controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.
      During the period covered by this report, we continued an evaluation under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and third-party consultants, together with our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).
      In connection with the audit for the year ended December 31, 2004, Deloitte, our independent registered public accounting firm, notified our management and audit committee of the existence of “reportable conditions,” which is an accounting term for internal controls deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information. The significant deficiencies identified by Deloitte, related to, among other things, our need to formalize policies and procedures including accounting for real estate properties, estimating and recording certain fees and charges, reconciling accounts and management information systems, and our need to perform and review certain account and expense reconciliations in a timely and accurate manner.
      As a result of the Evaluation (which is on-going) and the reportable conditions identified by Deloitte, we have, and continue to undertake to: (1) design improved internal control procedures to address a number of financial reporting issues and disclosure controls through the development of formal policies and procedures; (2) develop policies and procedures to mitigate the risk of similar occurrences in the future, including the development and implementation of internal testing and oversight procedures and policies; and (3) bifurcate accounting functions, including personnel responsible for each public reporting entity. We believe that adequate controls and procedures have been implemented or are currently being implemented to mitigate the risk of similar occurrences in the future. The Evaluation also concluded that a significant portion of the financial reporting issues were derived from staff turn-over and the corresponding need for training and education of new personnel.
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
      As of September 7, 2004, we employed a new chief financial officer with considerable experience in public company financial reporting, GAAP and REIT compliance and we also added the position of chief accounting officer. These persons have undertaken a number of initiatives consistent with improving the quality of our financial reporting.

      We are assigning a high priority to our financial reporting and internal control issues. We will continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis and will take further action as appropriate.
      Pursuant to the Evaluation, after taking into account the above information, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in the SEC and forms.
      (b) Changes in internal control over financial reporting. We have and are continuing to improve our internal controls over financial reporting during the three months ended March 31, 2005. We intend to continue to make changes in our internal control processes in the future.
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

Prior Performance Tables
      In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.
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
      The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

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
Date: May 17, 2005

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit

1.1	Form of Dealer Manager Agreement between G REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

3.1	Articles of Incorporation of the Registrant (included as Appendix B to our Definitive Proxy Statement on Form 14A filed on May 27, 2004 and incorporated herein by reference).

3.2	Bylaws of the Registrant (included as Appendix C to our Definitive Proxy Statement on Form 14A filed on May 27, 2004 and incorporated herein by reference).

4.1	Form of our Common Stock Certificate (included as Exhibit 4.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

10.3	Amended and Restated Stock Repurchase Plan (included as Exhibit D to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.6	Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.7	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. And Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).

10.8	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).

10.9	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, P.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G REIT — Two Corporate Plaza (included as Exhibit 10.9 to the Current Report on Form 8-K filed on December 13, 2002 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.10	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, GREIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).

10.11	Agreement of Sale and Purchase dated September 9, 2002 between 1200 N Street, Ltd. And Triple Net Properties, LLC, as assigned to GREIT — Atrium Building LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).

10.12	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to G REIT — Park Sahara, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2003 and incorporated herein by reference).

10.13	Form of Escrow Agreement with PriVest Bank dated March , 2003 (included as Exhibit 10.13 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).

10.14	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/ K/ A Procacci Real Estate Management Co. Ltd. and GREIT — DCF Campus, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).

10.15	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).

10.16	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).

10.17	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).

10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by us on August 12, 2003 and incorporated herein by reference).

10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teachers Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on October 24, 2003 and incorporated herein by reference).

10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions dated July 16, 2003 by and between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on October 31, 2003 and incorporated herein by reference).

10.21	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 22, 2003 by and between LBWTC Real Estate Partners, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on December 12, 2003 and incorporated herein by reference).

10.22	Purchase and Sale Agreement and Joint Escrow Instructions dated as of September 26, 2003 by and between Intrarock 1, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on January 9, 2004 and incorporated herein by reference).

10.23	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on February 4, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.24	First Amendment and Reinstatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by us on February 4, 2004 and incorporated herein by reference).

10.25	Purchase and Sale Agreement dated as of December , 2003 by and between Consortium Two — Public Ledger, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).

10.26	Letter Agreement (First Amendment) to Purchase and Sale Agreement dated as of January 8, 2004 (included as Exhibit 10.02 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).

10.27	Letter Agreement (Second Amendment) to Purchase and Sale Agreement dated as of January 12, 2004 (included as Exhibit 10.03 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).

10.28	Third Amendment to Purchase and Sale Agreement dated as of February 4, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.04 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).

10.29	Fourth Amendment to Purchase and Sale Agreement dated as of February 11, 2004 by and between Consortium Two — Public Ledger, L.P. and GREIT — Public Ledger, LLC (included as Exhibit 10.05 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).

10.30	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).

10.31	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).

10.32	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).

10.33	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).

10.34	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).

10.35	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.03 to Current Report on Form 8-K filed by us on April 8, 2004 and incorporated herein by reference).

10.36	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.04 to Current Report on Form 8-K filed by us on April 8, 2004 and incorporated herein by reference).

10.37	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.05 to Current Report on Form 8-K filed by us on April 8, 2004 and incorporated herein by reference).

10.38	Contract of Sale dated as of March 1, 2004 by and between 1910 PP Limited Partnership and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by us on June 3, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.39	First Amendment and Reinstatement to Contract of Sale dated as of May 18, 2004 by and between 1910 PP Limited Partnership and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by us on June 3, 2004 and incorporated herein by reference).

10.40	Agreement For the Purchase and Sale of Property dated as of April 27, 2004 by and between 400 West Broadway, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by us on June 21, 2004 and incorporated herein by reference).

10.41	2004 Incentive Award Plan (included as Appendix A to the Definitive Proxy filed by us on May 27, 2004 and incorporated herein by reference).

10.42	Agreement for the Purchase and Sale of Real Property and Escrow Instructions dated as of February 27, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by us on August 4, 2004 and incorporated herein by reference).

10.43	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated March 29, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by us on August 4, 2004 and incorporated herein by reference).

10.44	Reinstatement and Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated May 4, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.03 to Current Report on Form 8-K filed by us on August 4, 2004 and incorporated herein by reference).

10.45	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated July 8, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.04 to Current Report on Form 8-K filed by us on August 4, 2004 and incorporated herein by reference).

10.46	Purchase and Sale Agreement dated as of June 17, 2004 by and between EBS Building, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by us on August 19, 2004 and incorporated herein by reference).

10.47	First Amendment to Purchase and Sale Agreement dated as of June 25, 2004 by and between EBS Building, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by us on August 19, 2004 and incorporated herein by reference).

10.48	Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of January 31, 2003 (included as Exhibit 10.48 to Annual Report on Form 10-K filed by us on March 31, 2005 and incorporated herein by reference).

10.49	First Amendment to Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of April , 2003 (included as Exhibit 10.49 to Annual Report on Form 10-K filed by us on March 31, 2005 and incorporated herein by reference).

10.50	Amended and Restated Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of July 17, 2003 (included as Exhibit 10.50 to Annual Report on Form 10-K filed by us on March 31, 2005 and incorporated herein by reference).

10.51	First, Second, Third, Fourth, Fifth and Sixth Amendment to the Amended and Restated Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of August 11, 2003, September 19, 2003, November 7, 2003, December 19, 2003, March , 2004 and August 27, 2004, respectively (included as Exhibit 10.51 to Annual Report on Form 10-K filed by us on March 31, 2005 and incorporated herein by reference).

14.1	G REIT Code of Business Conduct and Ethics dated May 14, 2004 (included as Exhibit 14.1 to Annual Report on Form 10-K filed by us on March 31, 2005 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.