Form 10-Q
period 2005-06-30
G REIT INC
filed 2005-08-11
CIK 1164246

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

or

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
N/ A
(Former name)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of August 11, 2005, there were 43,869,000 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS

Item 1.	Financial Statements
      The accompanying June 30, 2005 and 2004 interim financial statements of G REIT, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In our opinion, these interim financial statements present fairly the financial condition, results of operations and cash flows of our company, but should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as amended, previously filed with the Securities and Exchange Commission, or SEC.

G REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004 (Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Real estate investments:
Operating properties, net	$646,993,000	$653,389,000
Properties held for sale, net	107,572,000	107,893,000
Investments in unconsolidated real estate	11,867,000	11,880,000

	766,432,000	773,162,000
Cash and cash equivalents	19,763,000	17,567,000
Investment in marketable securities	2,863,000	2,161,000
Accounts receivable, net	4,845,000	4,760,000
Accounts receivable from related parties	161,000	303,000
Restricted cash	18,836,000	17,868,000
Deferred financing costs, net	3,560,000	6,325,000
Identified intangible assets, net	63,684,000	71,317,000
Assets held for sale, net	14,408,000	14,766,000
Other assets, net	12,129,000	6,821,000

Total assets	$906,681,000	$915,050,000

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Mortgage loans payable	$379,015,000	$364,860,000
Mortgage loans payable secured by properties held for sale	77,389,000	77,415,000
Credit facility and other debt	58,369,000	58,369,000
Accounts payable and accrued liabilities	18,210,000	18,476,000
Accounts payable to related parties	851,000	961,000
Security deposits and prepaid rent	4,539,000	4,759,000
Identified intangible liabilities, net	16,210,000	18,419,000
Liabilities of properties held for sale, net	7,722,000	7,936,000

	562,305,000	551,195,000
Minority interests	6,360,000	6,830,000
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 43,869,000 and 43,865,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	439,000	439,000
Additional paid-in capital	392,939,000	392,836,000
Distributions in excess of earnings	(55,309,000)	(36,305,000)
Accumulated other comprehensive (loss) income	(53,000)	55,000

Total stockholders’ equity	338,016,000	357,025,000

Total liabilities and stockholders’ equity	$906,681,000	$915,050,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
Rental	$26,274,000	$18,924,000	$53,171,000	$30,681,000
Expenses:
Rental	12,507,000	7,154,000	24,227,000	11,702,000
General and administrative	1,491,000	786,000	2,132,000	1,218,000
Depreciation and amortization	9,337,000	7,142,000	18,902,000	11,843,000

	23,335,000	15,082,000	45,261,000	24,763,000

Operating income	2,939,000	3,842,000	7,910,000	5,918,000
Other (expense) income:
Interest (including amortization of deferred financing costs)	(7,448,000)	(3,837,000)	(13,059,000)	(5,732,000)
Interest and dividend income	188,000	209,000	293,000	235,000
Gain on sale of marketable securities	188,000	111,000	272,000	111,000
Equity in earnings of unconsolidated real estate	533,000	97,000	686,000	101,000
Minority interests	65,000	(4,000)	108,000	(6,000)

Income (loss) from continuing operations	(3,535,000)	418,000	(3,790,000)	627,000
Income (loss) from discontinued operations	889,000	28,000	1,226,000	(150,000)

Net income (loss)	$(2,646,000)	$446,000	$(2,564,000)	$477,000

Comprehensive income (loss):
Net income(loss)	$(2,646,000)	$446,000	$(2,564,000)	$477,000
Unrealized gain (loss) on marketable securities	157,000	(14,000)	(108,000)	(14,000)

Comprehensive income (loss)	$(2,489,000)	$432,000	$(2,672,000)	$463,000

Net income (loss) per common share:
Continuing operations — basic and diluted	$(0.08)	$0.01	$(0.09)	$0.02
Discontinued operations — basic and diluted	0.02	0.00	0.03	0.00

Total net income (loss) per common share — basic and diluted	$(0.06)	$0.01	$(0.06)	$0.02

Weighted average number of common shares outstanding — basic and diluted	43,865,000	40,135,000	43,865,000	30,735,000

Distributions declared per share	$0.19	$0.19	$0.38	$0.38

Distributions declared	$8,206,000	$7,532,000	$16,440,000	$11,525,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005 (Unaudited)

	Common Stock

		Common			Accumulated
		Stock	Additional	Distributions	Comprehensive
	Number of	Par	Paid-In	in Excess of	Income
	Shares	Value	Capital	Earnings	(Loss)	Total

BALANCE — December 31, 2004	43,865,000	$439,000	$392,836,000	$(36,305,000)	$55,000	$357,025,000
Net loss	—	—	—	(2,564,000)	—	(2,564,000)
Unrealized loss on marketable securities	—	—	—	—	(108,000)	(108,000)
Vesting of restricted stock and stock based compensation	4,000	—	103,000	—	—	103,000
Distributions	—	—	—	(16,440,000)	—	(16,440,000)

BALANCE — June 30, 2005	43,869,000	$439,000	$392,939,000	$(55,309,000)	$(53,000)	$338,016,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004 (Unaudited)

	Six Months Ended June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,564,000)	$477,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities Gain on sale of marketable securities	(272,000)	(111,000)
Depreciation and amortization (including deferred financing costs, above/ below market leases and deferred rent)	16,878,000	10,874,000
Swap collar interest	219,000	(408,000)
Stock compensation expense	103,000	—
Distributions received in excess of equity in earnings from investments in unconsolidated real estate	13,000	300,000
Minority interests	(108,000)	6,000
Change in operating assets and liabilities:
Accounts receivable, net	57,000	(1,671,000)
Other assets	(928,000)	(1,168,000)
Accounts payable and accrued liabilities	(383,000)	4,321,000
Security deposits and prepaid rent	(220,000)	(780,000)

Net cash provided by operating activities	12,795,000	11,840,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	—	(183,809,000)
Purchase of investments in unconsolidated real estate	—	(20,000,000)
Capital expenditures	(5,470,000)	(671,000)
Purchase of marketable securities	(15,694,000)	(5,250,000)
Proceeds from sale of marketable securities	15,156,000	3,701,000
Restricted cash	(968,000)	—
Real estate deposits	—	(3,511,000)

Net cash used in investing activities	(6,976,000)	(209,540,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	—	236,132,000
Borrowings under credit facility and mortgages payable and other debt	57,612,000	—
Principal repayments under credit facility and mortgages payable	(43,483,000)	(1,716,000)
Refund/payment of deferred financing costs	990,000	(189,000)
Rate lock deposits	(1,940,000)
Minority interests distributions	(362,000)	(172,000)
Distributions	(16,440,000)	(9,819,000)

Net cash (used in) provided by financing activities	(3,623,000)	224,236,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,196,000	26,536,000
CASH AND CASH EQUIVALENTS — beginning of period	17,567,000	15,533,000

CASH AND CASH EQUIVALENTS — end of period	$19,763,000	$42,069,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,361,000	$4,130,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Financing Activities:
Issuance of common stock for dividends reinvested	$—	$3,191,000
Liabilities incurred with company acquisitions	$—	$329,651,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Description of Business
      We were incorporated on December 18, 2001 as G REIT, Inc. under the laws of the Commonwealth of Virginia and were qualified and elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes. On September 27, 2004, G REIT, Inc. was reincorporated in the State of Maryland in accordance with the approval of our stockholders at the 2004 annual meeting of stockholders. The use of the words “we,” “us” or “our” refers to G REIT, Inc. and its subsidiaries, including G REIT, L.P., or our Operating Partnership, except where the context otherwise requires. As a real estate investment trust, or REIT, we are generally not subject to income taxes.
      We were organized to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. As of June 30, 2005, we have purchased interests in 25 properties aggregating a total gross leasable area, or GLA, of 6.6 million square feet, including 23 consolidated interests in office properties and two unconsolidated interests in office properties. At June 30, 2005, 88.6% of the total GLA of these properties was leased, and tenants with a government orientation occupied 40.7% of the total GLA.
      We conduct business and own properties through our Operating Partnership, which was formed as a Virginia limited partnership in December 2001. As of June 30, 2005, we are the sole general partner of the Operating Partnership and have control over the affairs of our Operating Partnership. We own 100% of the equity interests therein, except for 100 incentive non-voting ownership units issued to Triple Net Properties, LLC, or our Advisor, which is 36% owned by Anthony W. Thompson, our chief executive officer, president and chairman of the board of directors. These incentive units entitle our Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to our stockholders. In addition, our Advisor is entitled to incentive distributions from net proceeds from the sale of our properties after our stockholders have received their invested capital, as defined, plus an 8% return on such invested capital.
      Our day-to-day operations are managed by our Advisor under an advisory agreement, or the Advisory Agreement, that has a one-year term which expired on July 22, 2005, and is subject to successive one-year renewals with the written consent of the parties, including a majority of our independent directors. We have entered into negotiations with our Advisor to renew the Advisory Agreement and it will continue month to month pending any renewal of the current Advisory Agreement. We expect that our Advisor may require that we bear additional costs under the terms of any new advisory agreement. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director, who own in the aggregate a total of 40% of the equity interest in our Advisor (See Note 12). Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 88% owned by Anthony W. Thompson, to provide various services for our properties.

2.	Summary of Significant Accounting Policies
      The summary of significant accounting policies presented below is designed to assist in understanding our condensed consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Presentation
      The accompanying condensed consolidated financial statements include our accounts and those of our Operating Partnership, the wholly owned subsidiaries of our Operating Partnership and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of earnings from these joint ventures and companies is included in consolidated net income.

Interim Financial Data
      The accompanying interim financial statements have been prepared by our management in accordance with GAAP and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2004 Annual Report on Form 10-K, as amended, as filed with the SEC.

Cash and Cash Equivalents
      Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Allowance for Uncollectible Accounts
      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the individual tenant’s financial condition, security deposits, letters of credit, lease guarantees where applicable, and current economic conditions and other relevant factors. We have established an allowance for uncollectible accounts of $375,000 and $321,000 at June 30, 2005 and December 31, 2004, respectively, to reduce receivables to our estimate of the amount recoverable.

Investment in Marketable Securities
      Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities of public REITs. We classify our marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If we believe that a decline in the value of an equity security is temporary in nature, we record the change in other comprehensive income (loss) in stockholders’ equity. If the decline is believed to be other than temporary, the equity security is written-down to the fair value and a realized loss is recorded on our statement of operations. There was no realized loss recorded by us due to a write-down in value for

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the three and six months ended June 30, 2005 and 2004. Our assessment of a decline in value includes, among other things, our current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

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

Operating Properties
      Operating properties are carried at the lower of historical cost less accumulated depreciation or fair value. The cost of the operating properties includes the cost of land, completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years, and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.
      An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loss to the extent the carrying amount exceeded the fair value of the property. We recorded no impairment losses for the three and six months ended June 30, 2005 and 2004.

Property Held for Sale
      In accordance with SFAS 144, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. The assets and liabilities of the property are reclassified on the condensed consolidated balance sheet as held for sale and the operations of the property are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented (Note 14). We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

Derivative Financial Instruments
      We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on our future cash flows. We employ derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.

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

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At June 30, 2005 and December 31, 2004, we had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained.
      As of June 30, 2005, we had interests in seven properties located in the State of Texas which accounted for 21.1% of our total revenue and nine properties located in the State of California which accounted for 51.7% of our total revenue. As of June 30, 2005, none of our tenants accounted for 10% or more of our aggregate annual rental income.

Income Taxes
      We operate as a real estate investment trust for federal income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income for the year, as defined by the Internal Revenue Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income. We believe that we have met all of the REIT distribution and technical requirements for the three and six months ended June 30, 2005 and 2004 and were not subject to any federal income taxes. We intend to continue to adhere to these requirements and maintain our REIT status.

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

Per Share Data
      We report earnings per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings per share attributable for all periods presented are computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed based on the weighted average number of shares and all potentially dilutive securities, if any. Our potentially dilutive securities were options and non-vested restricted shares of stock. There were 420,000 options as of June 30, 2005 and December 31, 2004, which were accounted for under the treasury stock method for purposes of calculating diluted earnings (loss) per share. There were 21,000 and 20,000 non-vested restricted shares of stock as of June 30, 2005 and December 31, 2004. The options and restricted stock did not have a dilutive effect on earnings (loss) per share and, therefore, basic and diluted earnings (loss) per share were equivalent.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net income (loss) per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Income (loss) from continuing operations	$(3,535,000)	$418,000	$(3,790,000)	$627,000
Income (loss) from discontinued operations	889,000	28,000	1,226,000	(150,000)

Net income (loss)	$(2,646,000)	$446,000	$(2,564,000)	$477,000

Net income (loss) per share — basic and diluted:
Continuing operations	$(0.08)	$0.01	$(0.09)	$0.02
Discontinued operations	0.02	0.00	0.03	0.00

Total net income (loss) per share — basic and diluted	$(0.06)	$0.01	$(0.06)	$0.02

Weighted average number of shares outstanding — basic and diluted	43,865,000	40,135,000	43,865,000	30,735,000

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

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 123, the impact on net income (loss) and earnings (loss) per share of common stock would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Reported net income (loss)	$(2,646,000)	$446,000	$(2,564,000)	$477,000
Add: Stock based employee compensation expense included in reported net income	51,000	—	103,000	—
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(59,000)	(55,000)	(118,000)	(83,000)

Pro forma net income (loss)	$(2,654,000)	$391,000	$(2,579,000)	$394,000

Reported net income (loss) per share — basic and diluted	$(0.06)	$0.01	$(0.06)	$0.02

Pro forma net income (loss) per share — basic and diluted	$(0.06)	$0.01	$(0.06)	$0.01

      No options were granted during the three and six months ended June 30, 2005. The pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model, assuming a 7.5% dividend yield, a 4.0% risk free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 3.16 years and a volatility rate of 10%.

Segments
      We internally evaluate all of our properties as one industry segment and, accordingly, do not report segment information.

Recently Issued Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material effect on our condensed consolidated financial statements.
      In June 2005, the FASB ratified its consensus in EITF Issue 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (Issue 04-05). The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. The adoption of the provisions of EITF 04-05 is not anticipated to have a material impact on our financial position or results of operations.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation.

3.	Real Estate Investments

Consolidated Properties:
      Our investment in our consolidated properties consisted of the following at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004

Buildings and tenant improvements	$564,310,000	$559,606,000
Land	116,220,000	116,220,000

	680,530,000	675,826,000
Less: accumulated depreciation	(33,537,000)	(22,437,000)

	$646,993,000	$653,389,000

      Depreciation expense was $6,027,000 and $5,354,000 for the three months ended June 30, 2005 and 2004, respectively. Depreciation expense was $11,655,000 and $9,057,000 for the six months ended June 30, 2005 and 2004, respectively.

Investments in Unconsolidated Real Estate
      Investments in unconsolidated real estate consist of our investments in undivided tenant-in-common, or TIC, interests. We had the following investments in unconsolidated real estate at June 30, 2005 and December 31, 2004:

	Percentage	June 30,	December 31,
Property	Owned	2005	2004

Congress Center, Chicago, IL*	30.00%	$11,726,000	$11,727,000
Park Sahara, Las Vegas, NV **	4.75%	141,000	153,000

		$11,867,000	$11,880,000

*	On February 8, 2005, the board of directors approved the listing for sale of Congress Center.

**	Effective April 5, 2005, distributions were suspended at Park Sahara. On April 11, 2005, Park Sahara was listed for sale.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The summarized condensed combined financial information in our unconsolidated real estate is as follows:

	June 30,	December 31,
	2005	2004

Assets (primarily real estate)	$152,732,000	$152,410,000

Mortgage loans payable	105,511,000	105,606,000
Other liabilities	6,182,000	5,295,000
Equity	41,039,000	41,509,000

Total liabilities and equity	$152,732,000	$152,410,000

Our share of equity	$11,867,000	$11,880,000

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues	$5,026,000	$4,957,000	$10,116,000	$9,766,000
Rental and other expenses	3,285,000	4,678,000	7,960,000	9,537,000

Net income	$1,741,000	$279,000	$2,156,000	$229,000

Our equity in earnings	$533,000	$97,000	$686,000	$101,000

4.	Marketable Equity Securities
      The historical cost and estimated fair value of our investments in marketable equity securities are as follows:

		Gross Unrealized
	Historical			Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2005
Equity securities	$2,916,000	$15,000	$68,000	$2,863,000

December 31, 2004
Equity securities	$2,106,000	$55,000	$—	$2,161,000

      The fair value of equity securities was estimated using quoted market prices. Sales of equity securities resulted in realized gains of $188,000 and $111,000 for the three months ended June 30, 2005 and 2004, respectively, and $272,000 and $111,000 for the six months ended June 30, 2005 and 2004, respectively.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Identified Intangible Assets
      Identified intangible assets consisted of the following:

	June 30,	December 31,
	2005	2004

In-place leases and tenant relationships, net of accumulated amortization of $16,842,000 and $10,412,000 at June 30, 2005 and December 31, 2004, respectively (with a weighted average life ranging from 63 months to 125 months)	$59,979,000	$67,060,000
Above market leases, net of accumulated amortization of $2,123,000 and $1,571,000 at June 30, 2005 and December 31, 2004, respectively (with a weighted average life of 74 months)	3,705,000	4,257,000

	$63,684,000	$71,317,000

      Amortization expense was $3,476,000 and $2,564,000 for the three months ended June 30, 2005 and 2004, respectively. Amortization expense was $7,633,000 and $3,505,000 for the six months ended June 30, 2005 and 2004, respectively.

6.	Other Assets
      Other assets consisted of the following:

	June 30,	December 31,
	2005	2004

Deferred rent receivable	$6,542,000	$4,192,000
Lease commissions, net of accumulated amortization of $259,000 and $94,000 at June 30, 2005 and December 31, 2004, respectively	2,782,000	1,690,000
Prepaid expenses and deposits	2,775,000	909,000
Deferred tax asset	30,000	30,000

Total other assets	$12,129,000	$6,821,000

7.	Mortgage Loans Payable
      We have fixed and variable rate mortgage loans and mortgage loans secured by property held for sale of $456,404,000 and $442,275,000 as of June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005 and December 31, 2004, the effective interest rates on mortgage loans ranged from 4.63% to 7.25% per annum and 3.63% to 6.89% per annum, respectively, and the weighted-average effective interest rate was 5.55% and 4.39% per annum, respectively. The loans mature at various dates through May 2015.
      On April 19, 2005, we borrowed $11,031,000 on the AmberOaks credit facility with LaSalle Bank National Association, or LaSalle, secured by our AmberOaks property. The note bears interest at a three-month LIBOR rate plus 300 basis points and is due on January 20, 2007. The interest rate at June 30, 2005 was 6.19%. The note requires monthly interest-only payments.
      On April 19, 2005, we exercised our one-year extension provision under our mortgage at the Hawthorne Plaza property. In conjunction with the extension, we paid down $11,031,000 on the existing mortgage. Interest rate terms remain the same.
      On April 29, 2005, we refinanced the Madrona Building with a $33,000,000 mortgage at a fixed interest rate of 5.48% per annum, requiring monthly interest-only payments for the first two years, and

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
monthly interest and principal payments at a 30-year amortization until the note matures on May 1, 2015, at which time the note will either be refinanced or paid in full. We paid off our existing variable rate debt of $28,450,000 and received excess loan proceeds of $5,075,000.
      On April 29, 2005, we financed North Belt with a $9,740,000 mortgage at a fixed interest rate of 5.48% per annum, requiring monthly principal and interest payments of $55,000 at a 30-year amortization until the note matures on May 1, 2015, at which time the note will either be refinanced or paid in full. We received excess loan proceeds of $9,657,000.
      Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of June 30, 2005, we were in compliance with all such covenants.
      Derivatives are recognized as either assets or liabilities in the condensed consolidated balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Since our derivative instruments are not designed as hedge instruments, they do not qualify for hedge accounting under SFAS 133, and accordingly, changes in fair value are included as a component of interest expense in the statement of operations in the period of change.
      The following table lists the derivative financial instruments held by us as of June 30, 2005:

Notional Amount	Fair Value	Instrument	Rate	Maturity

$75,000,000	—	Cap	5.75%	1/31/2006
77,000,000	92,000	Collar	1.5% to 4.05%	12/5/2006
14,000,000	—	Cap	5.00%	3/1/2006

$166,000,000	$92,000

      At June 30, 2005 the fair value of the derivatives consisted of assets of $92,000, which are included in deferred financing costs related to the derivatives. We recorded $412,000 and $219,000 as an increase to interest expense for the three and six months ended June 30, 2005, respectively, and $285,000 and $408,000 as a reduction to interest expense for the three and six months ended June 30, 2004, respectively, for interest rate swaps and collars.

8.	Credit Facility and Other Debt

Credit Facility
      In January 2003, we obtained a credit facility from LaSalle, or the G REIT credit facility, which matures on January 30, 2006. At June 30, 2005, the terms of the G REIT credit facility, as amended, provided for maximum potential borrowings of $175,000,000 to the extent we have secured properties with comparable equity. Advances under this credit facility bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.25%. Advances are subject to a floor rate of 3.9%. We are required to make interest only payments on a monthly basis. In connection with the terms of the G REIT credit facility, we granted LaSalle a right of first refusal to finance the purchase of other properties we may acquire. We are currently in discussions with LaSalle regarding a modification to our G REIT credit facility which would reduce our maximum potential borrowings and allow us to utilize the credit facility for activities aside from financing acquisitions.
      At June 30, 2005, borrowings under the G REIT credit facility totaled $58,369,000 and bore interest at the rate of 5.36% per annum compared to borrowings of $58,369,000 at an interest rate of 4.28% per annum at December 31, 2004.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Properties financed by borrowings under the G REIT credit facility are required by the terms of the G REIT credit facility to meet certain minimum loan to value, debt service coverage minimum occupancy rates and other requirements on a combined basis. As of June 30, 2005, we were in compliance with all such requirements.

Other Debt
      We have a Margin Securities Account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin is secured by the securities purchased and cannot exceed 50% of the fair market value of the securities. If the balance of the margin account exceeds 50% of the fair market value of the securities, we will be subject to a margin call and required to fund the account to return the margin to 50% of the fair market value of the securities. The Margin Securities Account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the six months ended June 30, 2005 we borrowed and repaid $3,841,000 on margin. At June 30, 2005 and December 31, 2004, we did not have any margin liabilities outstanding.

9.	Identified Intangible Liabilities
      Identified intangible liabilities consisted of the following:

	June 30,	December 31,
	2005	2004

Below market leases, net of accumulated amortization of $7,215,000 and $4,869,000 at June 30, 2005 and December 31, 2004, respectively (with a weighted average life of 65 months)	$16,210,000	$18,419,000

      Amortization expense was $1,021,000 and $960,000 for the three months ended June 30, 2005 and 2004, respectively. Amortization expense was $2,209,000 and $1,591,000 for the six months ended June 30, 2005 and 2004, respectively.

10.	Minority Interests
      Minority interests relate to the interests in the following consolidated properties that are not owned by us:

		TIC Minority Interests
Property	Date Acquired	(unaffiliated)

Bay View Plaza	07/31/03	2.32%
Western Place I & II	07/23/04	21.5%
One Financial Plaza	08/06/04	22.38%
      We have the right to purchase all or any portion of the outstanding undivided TIC interest in Bay View Plaza at fair market value beginning 36 months after the date of purchase. We have the right to purchase all or any portion of the outstanding unrelated TIC interests in Western Place I & II and One Financial Plaza at fair market value beginning 12 months after the date of purchase of the respective property.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stockholders’ Equity

Common Stock
      At June 30, 2005 and December 31, 2004, 43,869,000 and 43,865,000 shares of our common stock were outstanding, respectively. For the six months ended June 30, 2005 and 2004, we declared distributions at 7.50% per annum $16,440,000 and $11,525,000, respectively, to our stockholders.

Stock Option Plans

Independent Director Stock Option Plan
      On July 22, 2002, we adopted the independent director stock option plan, or Director Plan. Only independent or outside directors are eligible to participate in the Director Plan. We have authorized and reserved a total of 100,000 shares of common stock for issuance under the Director Plan. During the year ended December 31, 2004, we granted options to purchase 10,000 shares of our common stock at $9.00 per share to each of the four independent and outside directors. No options were granted during the six months ended June 30, 2005. 40,000 options were granted during the six months ended June 30, 2004. At June 30, 2005 and December 31, 2004, there were options outstanding for the purchase of 80,000 shares of our common stock, of which 40,000 were vested, in accordance with the Director Plan. The Director Plan was approved at our annual meeting of stockholders on June 28, 2003.

Officer and Employee Stock Option Plan
      On July 22, 2002, we adopted the officer and employee stock option plan, or Officer Plan. All of the officers and employees are eligible to participate in the Officer Plan. We have no employees as of June 30, 2005. We have authorized and reserved a total of 400,000 shares of common stock for issuance under the Officer Plan. During the year ended December 31, 2004, we granted options to purchase 275,000 shares of our common stock at $9.00 per share to our officers. No options were granted during the six months ended June 30, 2005. 250,000 options were granted during the six months ended June 30, 2004. As of June 30, 2005 and December 31, 2004, there were options outstanding for the purchase of 340,000 shares of our common stock, of which 65,000 were vested, to our officers. The Officer Plan was approved at our annual meeting of stockholders on June 28, 2003.

2004 Incentive Award Plan
      On May 10, 2004, we adopted the 2004 incentive award plan, or 2004 Plan, to provide for equity awards to our employees, directors and consultants. The 2004 Plan authorizes the grant to our employees, directors and consultants options intended to qualify as incentive stock options under Section 422 of the Code. The 2004 Plan also authorizes the grant of awards consisting of nonqualified stock options, restricted stock, stock appreciation rights, or SARS, and other awards, including cash bonuses. The shares of common stock subject to the 2004 Plan will be our common stock. The aggregate number of shares of common stock subject to such awards will not exceed 6,000,000 shares of our common stock. The 2004 Plan was approved at the annual meeting of stockholders on June 29, 2004.

		Range of
	Number	Exercise	Weighted Average
Options Outstanding at	of Shares	Prices	Exercise Price

December 31, 2004 (85,000 options exercisable)	420,000	$9.00-$9.05	$9.00
Granted	—	—	—
Cancelled	—	—	—

June 30, 2005 (105,000 options exercisable)	420,000	$9.00-$9.05	$9.00

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of outstanding options exercisable under the Plans is presented in the schedule below:

	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price — Options	Exercisable	Price — Options

$9.00-$9.05	420,000	8.16	$9.00-$9.05	105,000	$9.00-$9.05
      The fair value of the options outstanding are calculated using the Black-Scholes option-pricing model, assuming a 7.5% dividend yield, a 4.0% risk free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 3.16 years and a volatility rate of 10%. At June 30, 2005, the fair value per share was $1.12.
      During the six months ended June 30, 2005 and 2004, we granted 5,000 and 20,000 shares under the 2004 Plan. Our independent directors, or Grantees, were issued 5,000 restricted shares of common stock, or Restricted Shares, during the six months ended June 30, 2005 in accordance with the terms of the 2004 Plan, effective April 1, 2005, which fully vest on April 1, 2010 (or sooner upon a change of control of our company), pursuant to the terms and conditions of restricted stock agreements entered into between each of the Grantees and us. In accordance with the terms of the 2004 Plan, 4,000 Restricted Shares vested during the six months ended June 30, 2005. During the six months ended June 30, 2004, our Grantees were issued 20,000 Restricted Shares, in accordance with the terms of the 2004 Plan, effective June 29, 2004, which fully vest on June 29, 2009 (or sooner upon a change of control of our company), pursuant to the terms and conditions of restricted stock agreements entered into between each of the Grantees and us. Compensation expense related to the restricted stock awards under the 2004 Plan are recorded over the related vesting periods based on the fair value of the underlying awards.
      The compensation expense included in the general and administrative expenses in the accompanying consolidated statements of operations is $59,000 and $111,000 for the three and six months ended June 30, 2005, respectively related to such awards.

12.	Related Party Transactions

Advisory Agreement

Advisory Fees
      The Advisory Agreement between our Advisor and us, which is approved by the independent members of our board of directors, expired on July 22, 2005 and is renewable every anniversary thereof for a one-year term. We have entered into negotiations with our Advisor to renew the Advisory Agreement and will continue month to month pending any renewal of the current Advisory Agreement. We expect that our Advisor may require that we bear additional costs under the terms of any new advisory agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that the two entities have common officers and a common director, some of whom also own an equity interest in our Advisor. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2% of average invested assets, as defined, or 25% of net income for the previous four quarters, as defined. As of June 30, 2005 and 2004, such reimbursement had not exceeded these limitations. There were no amounts incurred or paid to our Advisor for services provided to us during the three and six months ended June 30, 2005 and 2004.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Commissions
      We had no real estate acquisitions during the three and six months ended June 30, 2005. Accordingly, we did not pay any real estate sales commissions to Realty during the three and six months ended June 30, 2005. During the three and six months ended June 30, 2004 we paid Realty $7,516,000 and $10,740,000 for real estate sales commissions, respectively, of which 75% were passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Lease Commissions
      We pay Realty a leasing commission for its services in leasing any of our properties of 6% of the value of any lease entered into during the term of the Advisory Agreement and 3% with respect to any renewals. For the three months ended June 30, 2005 and 2004, we paid leasing commissions of $428,000 and $56,000, respectively, to Realty. For the six months ended June 30, 2005 and 2004, we paid leasing commissions of $1,182,000 and $110,000, respectively, to Realty. 100% of leasing fees were passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Property Management Fees
      We pay Realty a property management fee of 5% of the gross revenues, as defined, from our properties. For the three and six months ended June 30, 2005 and 2004, we incurred and paid management fees to Realty of $1,339,000, $2,890,000, $717,000, and $1,248,000, respectively, of which 100% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Incentive Distributions
      Our Advisor owns non-voting incentive performance units in our Operating Partnership and is entitled to incentive distributions of operating cash flow, as defined, after our stockholders have received an 8% annual return on their invested capital. No incentive distributions were made to our Advisor for the three and six months ended June 30, 2005 and 2004.

Offering Expenses

Selling Commissions
      NNN Capital Corp., the dealer manager of our offerings, or the Dealer Manager, which was solely owned during the offering period by Anthony Thompson, our president, chief executive officer and chairman, received selling commissions of 7.5% and 7.0% of the aggregate gross offering proceeds from our initial and second offerings, respectively. We paid the Dealer Manager selling commissions of $0 for the three and six months ended June 30, 2005 and $10,457,000 and $17,603,000 for the three and six months ended June 30, 2004, respectively. The Dealer Manager reallowed 100% of commissions earned by it to unaffiliated participating broker dealers.

Marketing and Due Diligence Expense Reimbursement Fees
      The Dealer Manager also received marketing and due diligence expense reimbursements from us of 2.0% and 3.0% of the aggregate gross offering proceeds from our initial and second offerings, respectively. We paid the Dealer Manager marketing and due diligence expense reimbursement fees of $0 for the three and six months ended June 30, 2005 and $4,645,000 and $7,390,000 for the three and six months ended June 30, 2004, respectively. The Dealer Manager may reallow up to 1% of these fees to unaffiliated participating broker dealers.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Organization and Offering Expenses
      Our Advisor bears some of our organization and offering costs incurred in our offerings. Our Advisor was reimbursed for actual expenses incurred by it for up to 2.5% and 2.0% of the aggregate gross offering proceeds from our initial and second offerings, respectively. Our Advisor was reimbursed $0 for the three and six months ended June 30, 2005 and $93,000 for the three and six months ended June 30, 2004, for organization and offering expenses incurred by it on our behalf.

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
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the non-public programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investments; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.
      Our board of directors continues to consider a variety of potential strategic initiatives, including how we will address the errors in the prior performance tables described above. We expect to provide additional information to stockholders prior to year end regarding the prior performance tables.

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

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $105,511,000 and $105,606,000 at June 30, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $29,631,000 and $29,635,000 at June 30, 2005 and December 31, 2004, respectively.

14.	Discontinued Operations — Properties Held for Sale
      Properties held for sale totaled $107,572,000 and $107,893,000 at June 30, 2005 and December 31, 2004, respectively, which consisted of the following three properties:

•	525 B Street property (Golden Eagle), which was acquired on June 14, 2004, approved for sale by the board of directors on February 8, 2005 and sold on August 10, 2005;

•	Sutter Square Galleria, which was acquired on October 28, 2003 and approved for sale by the board of directors on May 23, 2005; and

•	Atrium Building, which was acquired on January 31, 2003 and approved for sale by the board of directors on May 23, 2005.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 classified as held for sale are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented. For the three and six months ended June 30, 2005 and 2004, discontinued operations included the net income (loss) of three properties held for sale at June 30, 2005. The following table summarizes the income (loss) and expense components that comprise discontinued operations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Rental income	$3,558,000	$1,388,000	$7,200,000	$2,137,000
Rental expenses	1,521,000	621,000	3,072,000	1,236,000
Depreciation and amortization	103,000	430,000	902,000	633,000
Interest expense (including amortization of deferred financing costs)	1,045,000	309,000	2,000,000	418,000

Income (loss) from discontinued operations — properties held for sale	$889,000	$28,000	$1,226,000	$(150,000)

      A summary of the properties held for sale balance sheet information is as follows:

	June 30,	December 31,
	2005	2004

Operating properties, net of accumulated depreciation of $2,970,000 and $2,435,000, respectively	$107,572,000	$107,893,000
Identified intangible assets, net of accumulated amortization of $1,804,000 and $1,492,000 at June 30, 2005 and December 31, 2004, respectively	13,355,000	13,667,000
Total assets	125,988,000	126,247,000
Mortgage loans payable	77,389,000	77,415,000
Identified intangible liabilities, net of accumulated amortization of $1,169,000 and $970,000 at June 30, 2005 and December 31, 2004, respectively	6,945,000	7,144,000
Total liabilities	86,637,000	87,538,000
Total equity	39,351,000	38,709,000

15.	Business Combinations
      During the six months ended June 30, 2005, we did not have any real estate acquisitions. During the year ended December 31, 2004, we completed the acquisition of ten wholly-owned properties and TIC interests in two properties, adding a total of 3,798,000 square feet of GLA to our property portfolio. The aggregate purchase price of all of the foregoing properties and TIC interests was $536,755,000, of which $327,038,000 was financed with mortgage debt. We paid $13,315,000 in commissions to Realty in connection with these acquisitions of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2004, we have allocated and recorded $93,192,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. On certain acquisitions, we have recorded lease intangible liabilities related to the acquired below market leases of $23,433,000 during 2004.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assuming all of the 2004 acquisitions had occurred on January 1, 2004, pro forma revenues, net income (loss) and net income per diluted share would have been $27.5 million, ($1.3) million and ($0.03), respectively, for the three months ended June 30, 2004 and $52.9 million, ($1.0) million and ($0.03), respectively, for the six months ended June 30, 2004. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

16.	Subsequent Events
      On July 1, 2005, United Airlines, a tenant at our Centerpoint Corporate Park property, terminated its lease early and vacated its space at the property. United Airlines occupied 31,000 square feet, or 7.1%, of the GLA at Centerpoint Corporate Park. The lease was scheduled to expire on March 31, 2011. United Airlines declared bankruptcy and, as a result, it is not likely that we will receive any early termination fees. From January 1, 2005 through June 30, 2005, we amortized $697,000 related to the intangible assets associated with United Airlines, thereby fully amortizing all such intangible assets.
      On July 11, 2005, the board of directors approved the purchase of the Eaton Freeway Industrial Portfolio. Our Advisor has entered into a contract on our behalf with an unaffiliated third-party seller for the acquisition of Eaton Freeway Industrial Portfolio, a four-building multi-tenant industrial complex totaling 62,000 square feet located in the South Mountain submarket of Phoenix, Arizona. The property is 92.3% leased by three tenants; Pan-Jit International, Phoenix Logistics, and Everett Charles Technologies. The purchase price for the property is $7,588,000. We expect to pay cash for this property. We will pay Realty an acquisition fee of $152,000, or 2.0% of the purchase price, of which 75% will be passed through to our Advisor pursuant to the Realty-Triple Net Agreement. Closing of this acquisition is anticipated in August 2005. On July 14, 2005 we made a deposit of $250,000 related to this potential acquisition. Under certain circumstances, the deposit may be nonrefundable.
      On July 12, 2005, we refinanced One World Trade Center with a $90,000,000 mortgage at a fixed interest rate of 5.175% per annum, requiring monthly interest only payments for the first five years, and monthly interest and principal payments at a 30-year amortization until the note matures on August 1, 2015, at which time the note will either be refinanced or paid in full. We paid off our existing variable rate debt of $77,000,000 and received excess loan proceeds of $14,049,000.
      On August 10, 2005, we sold the 525 B Street property located in San Diego, California to Hines-Sumisei US Core Office Properties, LP, an unaffiliated third party, for a sales price of $116,000,000. In conjunction with the sale of 525 B Street, we paid off our existing cross-collateralized debt of $126,000,000 on the 525 and 600 B Street properties. The sale resulted in us recording a gain of $11,100,000. At closing, we paid a disposition fee to Realty in the amount of $1,115,000, or 1.0% of the sales price, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement, and sales commissions to unaffiliated brokers of $862,000, or 0.7% of the sales price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of June 30, 2005 and December 31, 2004, together with results of operations and cash flows for the three and six months ended June 30, 2005 and 2004, respectively.
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/ regulatory changes (including changes to laws governing the taxation of REITs); availability of capital; interest rates; competition; supply and demand for operating properties in our current and proposed market areas; the prospect of a continuing relationship with our Advisor (as defined below); generally accepted accounting principles; and policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
      We were incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. On September 27, 2004, we were reincorporated in the State of Maryland in accordance with the approval of our stockholders at the 2004 annual meeting of stockholders. As a real estate investment trust, or REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income, as defined by the Internal Revenue Code, or Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. As of June 30, 2005, we believe we were in compliance with all relevant REIT requirements.
      We were incorporated to acquire ownership interests in office, industrial and service real estate properties with a government-tenant orientation. As of June 30, 2005, we have purchased interests in 25 properties, including 23 consolidated interests in office properties and two unconsolidated undivided tenant-in-common, or TIC, interests in office properties.
      We are externally advised by Triple Net Properties, LLC, or our Advisor, which is 36% owned by Anthony W. Thompson, our chief executive officer, president and chairman of the board of directors. Our Advisor is primarily responsible for managing our day-to-day operations and assets. The advisory agreement between us and our Advisor, or the Advisory Agreement, has a one-year term which expired on July 22, 2005, and is subject to successive renewals with the written consent of the parties, including a majority of our independent directors. We have entered into negotiations with our Advisor to renew the Advisory Agreement and it will continue month to month pending any renewal of the current Advisory Agreement. Our Advisor is affiliated with us in that we and our Advisor have common officers and directors. Our officers and directors own in the aggregate a 40% equity interest in our Advisor. Our

Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 88% owned by Anthony W. Thompson, to provide various services to our properties.
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

Unaudited Interim Statements
      The condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 and 2004 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

Property Held for Sale
      Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. On February 8, 2005 the board of directors approved the listing for sale of the 525 B Street property in San Diego, CA. On May 23, 2005 the board of directors approved the listing for sale of the Atrium Building and Sutter Square Galleria properties. As a result of such listings, we reclassified amounts related to 525 B Street, Atrium Building and Sutter Square Galleria in the condensed consolidated financial statements to reflect the reclassification required by SFAS No. 144.
      Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of 525 B Street, Atrium Building and Sutter Square Galleria have been excluded from our results from continuing operations for all periods presented herein. The financial results for 525 B Street, Atrium Building and Sutter Square Galleria are presented in our condensed consolidated statements of operations in a single line item entitled “Income from discontinued operations” and the related assets and liabilities are presented in the condensed consolidated balance sheets in line items entitled “Property held for sale, net,” “Assets held for sale, net,” “Mortgage loans payable secured by property held for sale” and “Liabilities of property held for sale, net.”

Revenue Recognition and Allowance for Doubtful Accounts
      Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. We determine the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees, if applicable, and current economic conditions.

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
      In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property.
      We have not recorded any impairment losses for the three and six months ended June 30, 2005 and 2004.

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

Scheduled Lease Expirations
      As of June 30, 2005, our consolidated properties were 88.6% leased. 4.3% of the leased gross leaseable area, or GLA, expires during the remainder of 2005. Our leasing strategy for 2005 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. Of the leases expiring in 2005, we anticipate, but cannot assure, that approximately 77.2% of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we will write off all tenant relationship intangible assets associated with such tenants.
      On July 1, 2005, United Airlines, a tenant at our Centerpoint Corporate Park property, terminated its lease early and vacated its space at the property. United Airlines occupied 31,000 square feet, or 7.1%, of the GLA at Centerpoint Corporate Park. The lease was scheduled to expire on March 31, 2011. United Airlines has declared bankruptcy and, as a result, it is not likely that we will receive any early termination fees. From January 1, 2005 through June 30, 2005, we amortized $697,000 related to the intangible assets associated with United Airlines, thereby fully amortizing all such intangible assets.

Sarbanes-Oxley Act
      The Sarbanes-Oxley Act and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing its risks of liability and potential sanctions. We expect that our efforts to comply with these laws and regulations will continue to involve significant, and potentially increasing costs and, any failure to comply, could result in fees, fines, penalties or administrative remedies. These costs were unanticipated at the time of our formation and may have a material impact on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements.
Results of Operations
      The operating results are primarily comprised of income derived from our portfolio of properties. Because of the significant property acquisitions throughout the year ended December 31, 2004, the comparability of financial data from period to period is limited.

Comparison of the Three and Six Months Ended June 30, 2005 and 2004

	Three Months Ended				Six Months Ended

	June 30,	June 30,		Percent	June 30,	June 30,		Percent
	2005	2004	Change	Change	2005	2004	Change	Change

Revenues:
Rental income	$26,274,000	$18,924,000	$7,350,000	38.84%	$53,171,000	$30,681,000	$22,490,000	73.30%
Expenses:
Rental expenses	12,507,000	7,154,000	5,353,000	74.83	24,227,000	11,702,000	12,525,000	107.03
General and administrative	1,491,000	786,000	705,000	89.69	2,132,000	1,218,000	914,000	75.04
Depreciation and amortization	9,337,000	7,142,000	2,195,000	30.73	18,902,000	11,843,000	7,059,000	59.60

	23,335,000	15,082,000	8,253,000	54.72	45,261,000	24,763,000	20,498,000	82.78

Operating income	2,939,000	3,842,000	(903,000)	(23.50)	7,910,000	5,918,000	1,992,000	33.66
Other (expense) income:
Interest (including amortization of deferred financing costs)	(7,448,000)	(3,837,000)	(3,611,000)	94.11	(13,059,000)	(5,732,000)	(7,327,000)	127.83
Interest and dividend income	188,000	209,000	(21,000)	(10.05)	293,000	235,000	58,000	24.68
Gain on sale of marketable securities	188,000	111,000	77,000	69.37	272,000	111,000	161,000	145.05
Equity in earnings of unconsolidated real estate	533,000	97,000	436,000	449.48	686,000	101,000	585,000	579.21
Minority interests	65,000	(4,000)	69,000	(1725.00)	108,000	(6,000)	114,000	(1900.00)

Income (loss) from continuing operations	(3,535,000)	418,000	(3,953,000)	(945.69)	(3,790,000)	627,000	(4,417,000)	(704.47)
Income from discontinued operations	889,000	28,000	861,000	3075.00	1,226,000	(150,000)	1,376,000	(917.33)

Net income (loss)	$(2,646,000)	$446,000	$(3,092,000)	(693.27)%	$(2,564,000)	$477,000	$(3,041,000)	(637.53)%

      Rental income increased $7,350,000, or 38.84%, to $26,274,000 and $22,490,000, or 73.30%, to $53,171,000 during the three and six months ended June 30, 2005, respectively, compared to rental income of $18,924,000 and $30,681,000 for the three and six months ended June 30, 2004, respectively. $8,035,000, or 109%, and $22,972,000, or 102%, of the increase was primarily attributable to the 11 properties acquired in 2004. This was offset by a decrease in rental income of $685,000, or 9%, and $482,000, or 2%, for the three and six months ended June 30, 2005, as a result of a decrease in the amortization of below market rental revenue.
      Rental expenses increased $5,353,000, or 74.83%, to $12,507,000 and $12,525,000, or 107.03%, to $24,227,000 during the three and six months ended June 30, 2005, respectively, compared to rental expense of $7,154,000 and $11,702,000 for the three and six months ended June 30, 2004, respectively.

$5,169,000, or 97%, and $11,716,000, or 94%, of the increase was primarily attributable to the 11 properties acquired in 2004. In addition, $1,219,000, or 24% and 10%, of the increase during the three and six months ended June 30, 2005, respectively, was due to an increase in the property values at seven of our properties due to property value reassessments received during the second quarter of 2005. Rental expenses include, but are not limited to, property tax, utilities, property management and other costs associated with the building operations of the properties.
      General and administrative expenses consist primarily of third party professional legal and accounting fees related to our SEC filings and compliance requirements. General and administrative expenses increased $705,000, or 89.69%, to $1,491,000 and $914,000 or 75.04%, to $2,132,000 during the three and six months ended June 30, 2005, respectively, compared to general and administrative expenses of $786,000 and $1,218,000 for the three and six months ended June 30, 2004, respectively. $264,000, or 37%, and $318,000, or 35%, of the increase was primarily attributable to the 11 properties acquired in 2004. $372,000, or 53%, and $542,000, or 52%, of the increases were attributable to increases in stock compensation expense, board of directors fees and legal and printing fees in 2005.
      Depreciation and amortization expense increased $2,195,000, or 30.73%, to $9,337,000 and $7,059,000, or 59.60%, to $18,902,000 during the three and six months ended June 30, 2005, respectively, compared to depreciation and amortization expense of $7,142,000 and $11,843,000 for the three and six months ended June 30, 2004, respectively. $1,758,000, or 80%, and $7,657,000, or 108%, of the increase was primarily attributable to the 11 properties acquired in 2004. $532,000, representing 24% and 8% of the increases during the three and six months ended June 30, 2005, respectively, was due to the early lease termination of United Airlines at our Centerpoint property and the subsequent write-off of the unamortized portion of SFAS 141 items allocated to the United Airlines lease. These increases were offset by decreases in depreciation and amortization expense as a result of tenant leases expiring during the periods, thereby causing a decrease in the depreciation and amortization expense related to the tenant improvements and lease commissions as the assets were fully amortized.
      Interest expense increased $3,611,000, or 94.11%, to $7,448,000 and $7,327,000, or 127.83%, to $13,059,000 during the three and six months ended June 30, 2005, respectively, compared to interest expense of $3,837,000 and $5,732,000 for the three and six months ended June 30, 2004, respectively. $1,927,000, or 53%, and $4,441,000, or 61%, of the increase was primarily attributable to the 11 properties acquired in 2004. $500,000, or 14%, and $909,000, or 12%, of the increases were due to refinancing $46,534,000 of variable rate debt at an interest rate of 3.9% per annum into a $57,570,000 fixed rate mortgage at 5.2% per annum on May 28, 2004. $274,000, or 8%, and $631,000, or 9%, of the increases during the three and six months ended June 30, 2005, respectively, were due to the refinancing of $28,458,000 of variable rate debt at an interest rate of 3.7% per annum into $33,000,000 of fixed rate debt at 5.48% per annum and the financing of an unencumbered property with $9,740,000 fixed rate debt at 5.48% per annum on April 19, 2005. $382,000, or 11% and 5%, of the increase during the three and six months ended June 30, 2005, respectively, was due to the breakage of a rate lock deposit in June 2005. $823,000, or 11%, of the increase during the six months ended June 30, 2005, was due to increases in interest expense related to mark to market adjustments on the interest rate collar. As of June 30, 2005, the weighted average interest rate on our outstanding debt was 5.53% compared to 3.97% at June 30, 2004.
      Interest and dividend income decreased $21,000, or 10.05% to $188,000 and increased $58,000, or 24.68%, to $293,000 during the three and six months ended June 30, 2005, respectively, compared to interest and dividend income of $209,000 and $235,000 for the three and six months ended June 30, 2004, respectively. The decrease during the three months ended June 30, 2005, as compared to the three months ended June 20, 2004 is primarily attributable to the interest income earned in interest bearing cash accounts in the prior year as a result of higher cash balances in the prior year. During the six months ended June 30, 2005, $15,000, or 26%, of the increase was primarily attributable to the interest and dividend income earned on our investment in marketable equity securities. $42,000, or 72%, of the increases were primarily attributable to the interest income earned on the rate lock deposit in accordance with the terms of the rate lock agreement. $52,000, or 90%, of the increase was due to interest income earned on the refinancing proceeds that were held in an escrow account for two and a half months after the refinancing of the property. These increases were offset by decreases in interest income earned in interest bearing cash accounts in the prior year as a result of higher cash balances in the prior year.
      Equity in earnings of unconsolidated real estate increased by $436,000 or 449.48%, to $533,000 and $585,000, or 579.21%, to $686,000 during the three and six months ended June 30, 2005, respectively, compared to equity in earnings of $97,000 and $101,000 for the three and six months ended June 30, 2004, respectively. The increase was due primarily to the decrease in depreciation and amortization expense as Congress Center was listed for sale on February 8, 2005 and Park Sahara was listed for sale on April 11, 2005, and in accordance with SFAS 144, did not record depreciation after they were listed for sale.
      Income from discontinued operations was $889,000 and $1,226,000 for the three and six months ended June 30, 2005, respectively, and is comprised of the net operating results of the 525 B Street, Atrium Building and Sutter Square Galleria properties. On February 8, 2005, the board of directors approved the listing for sale of 525 B Street. On May 23, 2005, the board of directors approved the listing for sale of Atrium Building and Sutter Square Galleria.
      As a result of the above items, net loss for the three and six months ended June 30, 2005, respectively, were $(2,646,000), or $(0.06) per basic and diluted share, and $(2,564,000), or $(0.06) per basic and diluted share, compared with net income of $446,000, or $0.01 per basic and diluted share and $477,000, or $0.02 per basic and diluted share for the three and six months ended June 30, 2004, respectively.
Liquidity and Capital Resources

Current Sources of Capital and Liquidity

Cash Flows

Six Months Ended June 30, 2005 and 2004
      Cash flows provided by operating activities increased by $955,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase was primarily due to increases in depreciation and amortization relating to the newly acquired assets since June 30, 2004 offset by increased net loss, decreases in accounts payable and accrued liabilities and increases in other assets.
      Cash flows used in investing activities were $6,976,000 for the six months ended June 30, 2005. The use of cash for the six months ended June 30, 2005 was primarily related to capital expenditures and an increase in restricted cash. Cash flows used in investing activities of $209,540,000 for the six months ended June 30, 2004 was primarily due to the purchases of operating properties, investments in unconsolidated real estate and purchases of marketable securities.
      Cash flows used in financing activities were $3,623,000 for the six months ended June 30, 2005. The decrease of $227,859,000 during 2005 compared to 2004 was primarily due to the proceeds received on the second offering which was terminated on April 30, 2004 offset by borrowings under the credit facility and mortgages payable. Further contributing to the decrease were repayments under the credit facility and mortgage debt. In addition, cash distributions paid to stockholders in 2005 were $16,440,000 compared to $9,819,000 in 2004.
      As a result of the above, cash and cash equivalents increased $2,196,000 for the six months ended June 30, 2005 to $19,763,000.
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
      A material adverse change in the net cash provided by operating activities may affect our ability to fund these items and may affect the financial performance covenants we must adhere to under our G REIT credit facility with LaSalle Bank National Association, or LaSalle, discussed below and secured notes. If we fail to meet our financial performance covenants and we are unable to reach a satisfactory resolution with the lenders, the maturity dates for the unsecured notes could be accelerated, and our G REIT credit facility could become unavailable to us or the interest charged on our G REIT credit facility could increase. Any of these circumstances could adversely affect our ability to fund working capital and unanticipated cash needs and to meet acquisition and development costs.
      We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. Moreover, our primary source of liquidity to fund property acquisitions, temporary working capital and unanticipated cash needs is our G REIT credit facility. There is no assurance, however, that we will be able to obtain capital on favorable terms or at all. As of June 30, 2005 and December 31, 2004, our total debt as a percentage of total capitalization was 60.4% and 58.4%, respectively.
      As of June 30, 2005, the terms of our amended credit facility with LaSalle, or the G REIT credit facility, provide for maximum potential borrowings of $175,000,000 to the extent we have secured properties with comparable equity. The G REIT credit facility matures on January 6, 2006. Advances bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.25%. The advances are subject to a floor rate of 3.9%, and require interest-only payments on a monthly basis. In connection with the terms of our G REIT credit facility, we granted LaSalle a right of first refusal to finance any purchases of other properties. We are currently in discussion with LaSalle regarding a modification to our G REIT credit facility which would reduce our maximum potential borrowings and allow us to utilize the credit facility for activities aside from financing acquisitions. At June 30, 2005, borrowings under the G REIT credit facility totaled $58,369,000 and bore interest at the rate of 5.36% per annum.

Factors Which May Influence Future Sources of Capital and Liquidity

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
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the non-public programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investments; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.
      Our board of directors continues to consider a variety of potential strategic initiatives, including how we will address the errors in the prior performance tables described above. We expect to provide additional information to stockholders prior to year end regarding the prior performance tables.

Advisory Agreement
      We have entered into negotiations with our Advisor to renew the Advisory Agreement that expires on July 22, 2005. We will continue month to month pending any renewal of the current Advisory Agreement. We expect that our Advisor may require that we bear additional costs under the terms of any renewal of the advisory agreement.
     Mortgage Loans Payable
      Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of June 30, 2005, we were in compliance with all such covenants.
      The composition of our aggregate debt balances at June 30, 2005 and December 31, 2004 were as follows:

			Weighted Average
	Total Debt		Interest Rate

	June 30,	December 31,	June 30,	December 31,
	2005	2004	2005	2004

Mortgage and credit facility
Mortgage	$456,404,000	$442,275,000	5.5%	4.4%
Credit facility and other debt	58,369,000	58,369,000	5.4%	4.5%
Fixed rate and variable rate
Fixed rate	129,921,000	87,264,000	5.4%	5.4%
Variable rate	384,852,000	413,381,000	5.6%	4.2%
      The percentage of fixed rate debt to total debt at June 30, 2005 and December 31, 2004 does not take into consideration the portion of variable rate debt capped by our interest-rate cap agreements. Including the effects of the interest-rate cap agreements, we had fixed or capped 57.5% and 55.9% of our total outstanding debt at June 30, 2005 and December 31, 2004, respectively.
      At June 30, 2005, 74.8% of our total debt required interest payments based on variable rates. Although the interest payments on 57.5% of our debt are either fixed, or hedged through the employment of interest-rate swap and cap agreements at June 30, 2005, the remaining 42.5% of our debt is exposed to fluctuations in interest rates. We cannot provide assurance that we will be able to replace our interest-rate swap and cap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.

      The following table lists the derivative financial instruments held by us as of June 30, 2005:

Notional Amount	Fair Value	Instrument	Rate	Maturity

$75,000,000	—	Cap	5.75%	01/31/2006
77,000,000	92,000	Collar	1.5% to 4.05%	12/05/2006
14,000,000	—	Cap	5.00%	03/01/2006

$166,000,000	$92,000

      We have restricted cash balances of $18,836,000 as of June 30, 2005 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.
      On February 8, 2005, our board of directors approved the listing for sale of the 525 B Street, San Diego, CA, and the Congress Center, Chicago, IL properties of which we own 100% and a 30% TIC interest, respectively. On May 23, 2005, our board of directors approved the listing for sale of the Atrium Building and Sutter Square Galleria properties of which we own 100%. Our board of directors may also decide, based upon certain facts and circumstances and our disposition strategies from time to time, to dispose of other assets in 2005.
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
      We estimate that we will have expenditures for capital improvements, tenant improvements and lease commissions of up to $17,832,000 in 2005. As of June 30, 2005, we had $18,836,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and the remaining expenditures will be paid with net cash from operations. We cannot assure, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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

Capital Resources

General
      Our primary sources of capital are our real estate operations, our ability to leverage the increased market value in the real estate assets we own and our ability to obtain debt financing from third parties. As of June 30, 2005, our borrowings under this credit facility totaled $58,369,000 and remaining borrowing capacity under our G REIT and AmberOaks credit facilities totaled $22,630,000 and was comprised of undrawn amounts with respect to the secured properties subject to the G REIT credit facility. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments.
      On July 1, 2005, United Airlines, a tenant at our Centerpoint Corporate Park property, terminated it’s lease early and vacated its space at the property. United Airlines occupied 31,000 square feet, or 7.1%, of the GLA at Centerpoint Corporate Park. The lease was scheduled to expire on March 31, 2011. United Airlines has declared bankruptcy and, as a result, it is not likely that we will receive any early termination fees. From January 1, 2005 through June 30, 2005, we amortized $697,000 related to the intangible assets associated with United Airlines, thereby fully amortizing all such intangible assets.
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
      We anticipate our source for the payment of distributions to be funds from operating activities, as well as short-term and long-term debt and the net proceeds from the sale of one or more of our properties. We will require up to $17,832,000 for the remainder of 2005 for capital expenditures, including, without limitation, tenant and/or capital improvements and lease commissions. We intend to incur debt to provide funds to the extent the reserves on deposit with the lender of $18,836,000 as of June 30, 2005, are not sufficient or cannot be used for these expenditures. Our board of directors has approved the listing for sale of our wholly-owned properties 525 B Street, Sutter Square Galleria and Atrium and Congress Center of which we own 30% TIC interest. Upon the sale of these properties, we may use the net proceeds to invest in additional properties.
      Distributions payable to our stockholders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a stockholder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Public Offering of Equity Securities; Use of Proceeds
      Pursuant to a registration statement on Form S-11/ A under the Securities Act declared effective by the SEC on July 22, 2002, or our initial offering, we offered for sale to the public on a “best efforts” basis a maximum of 20,000,000 shares of our common stock at a price of $10.00 per share and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan, or DRIP, pursuant to which our stockholders could elect to have their distributions reinvested in additional shares of our common stock. On February 9, 2004, we terminated our initial offering and began the sale to the public on a “best efforts” basis of 27,000,000 shares of our common stock at a price of $10.00 per share and up to 1,500,000 additional shares of our common stock in accordance with the DRIP pursuant to a registration statement on Form S-11/ A declared effective by the SEC on January 23, 2004, or our second offering and, together with our initial offering, our offerings. On April 30, 2004, we terminated our second offering, the DRIP and our share repurchase plan.
      From July 22, 2002 through June 30, 2005, we sold and issued 43,865,000 shares of our common stock pursuant to our offerings which resulted in gross proceeds of $437,315,000. Net proceeds after selling commissions, marketing and due diligence costs and organization and offering expenses totaled $393,018,000.

Financing
      Mortgages payable, credit facility and other debt as a percentage of total capitalization increased to 60.4% at June 30, 2005 from 58.4% at December 31, 2004. This increase was due to the decrease in stockholders’ equity due to the distributions paid and the increase in total debt as a result of the refinancing of properties during the six months ended June 30, 2005. As of June 30, 2005 and December 31, 2004, our mortgage loans payable balances including mortgage loans payable secured by property held for sale, were $456,404,000 and $442,275,000, respectively. Our G REIT credit facility balances at June 30, 2005 and December 31, 2004 were $58,369,000 and our Margin Security Account balances were $0 at June 30, 2005 and December 31, 2004, respectively.
      The Operating Partnership has a secured credit facility with LaSalle which matures on January 30, 2006. At June 30, 2005, advances under this G REIT credit facility bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.25%. Advances are subject to a floor rate of 3.9%. We are required to make interest only payments on a monthly basis. At June 30, 2005, the terms of the amended G REIT credit facility, provided for maximum potential borrowings of $175,000,000 to the extent we have secured properties with comparable equity. We are currently in discussion with LaSalle regarding a modification to our G REIT credit facility which would reduce our maximum potential borrowings and allow us to utilize the credit facility for activities aside from financing acquisitions. As of June 30, 2005, our borrowings under the G REIT credit facility totaled $58,369,000 and undrawn amounts under our G REIT and AmberOaks credit facilities totaled $22,630,000.
      As of June 30, 2005, we had $19,763,000 in cash and cash equivalents.
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

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $105,511,000 and $105,606,000 at June 30, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $29,631,000 and $29,635,000 at June 30, 2005 and December 31, 2004, respectively.

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
Debt Service Requirements
      One of our principal liquidity needs are payments of interest and principal on outstanding indebtedness, which includes mortgages, our G REIT credit facility and other debt. As of June 30, 2005, 17 of our properties were subject to existing mortgages, including mortgage loans payable secured by property held for sale, which had an aggregate principal amount outstanding of $514,773,000, including our outstanding balance on our G REIT credit facility and other debt, which consisted of $129,921,000, or 25% allocable fixed rate debt at a weighted-average interest rate of 5.40% per annum and $384,852,000 of variable rate debt at a weighted-average interest rate of 5.57% per annum. The variable rate debt includes $58,369,000 on our G REIT credit facility. $166,000,000, or 43%, of our variable rate debt is subject to various interest rate swap, cap and collar agreements that at June 30, 2005 convert some of this debt into fixed rate debt at interest rates ranging from 1.50% to 5.75% per annum. As of June 30, 2005, the weighted-average interest rate on our outstanding debt was 5.53% per annum.

Contractual Obligations
      The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and our G REIT credit facility and scheduled interest payments of our fixed and variable rate debt at June 30, 2005. It also provides information about the minimum commitments due in connection with our ground lease obligations at June 30, 2005. The table does not reflect any available extension options.

	Payments Due by Period

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2005)	(2006-2007)	(2008-2009)	(After 2009)	Total

Principal payments — variable rate debt	$71,000	$225,606,000	$159,175,000	$—	$384,852,000
Principal payments — fixed rate debt	613,000	12,455,000	7,431,000	109,422,000	129,921,000
Interest payments — variable rate debt (based on rate in effect at June 30, 2005)	9,826,000	20,786,000	9,892,000	—	40,504,000
Interest payments — fixed rate debt	3,507,000	13,799,000	12,034,000	16,450,000	45,790,000
Ground lease obligations	185,000	742,000	742,000	1,036,000	2,705,000

Total	$14,202,000	$273,388,000	$189,274,000	$126,908,000	$603,772,000

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
      Following is the calculation of FFO for the six months ended June 30, 2005 and 2004, respectively:

	Six Months Ended
	June 30,

	2005	2004

Net income (loss)	$(2,564,000)	$477,000
Add:
Depreciation and amortization — continuing operations	18,737,000	11,871,000
Depreciation and amortization — discontinued operations	844,000	632,000
Depreciation and amortization — unconsolidated properties	167,000	666,000

Funds from operations	$17,184,000	$13,646,000

Weighted average common shares outstanding — basic and diluted	43,865,000	30,735,000

Gain on the sale of investments included in net income (loss) and FFO	$272,000	$111,000

Subsequent Events
      On July 1, 2005, United Airlines, a tenant at our Centerpoint Corporate Park property, terminated its lease early and vacated its space at the property. United Airlines occupied 31,000 square feet, or 7.1%, of the GLA at Centerpoint Corporate Park. The lease was scheduled to expire on March 31, 2011. United Airlines declared bankruptcy and, as a result, it is not likely that we will receive any early termination fees. From January 1, 2005 through June 30, 2005, we amortized $697,000 related to the intangible assets associated with United Airlines, thereby fully amortizing all such intangible assets.
      On July 11, 2005, the board of directors approved the purchase of the Eaton Freeway Industrial Portfolio. Our Advisor has entered into a contract on our behalf with an unaffiliated third-party seller for the acquisition of Eaton Freeway Industrial Portfolio, a four-building multi-tenant industrial complex totaling 62,000 square feet located in the South Mountain submarket of Phoenix, Arizona. The property is 92.3% leased by three tenants; Pan-Jit International, Phoenix Logistics, and Everett Charles Technologies. The purchase price for the property is $7,588,000. We expect to pay cash for this property. We will pay Realty an acquisition fee of $152,000, or 2.0% of the purchase price, of which 75% will be passed through to our Advisor pursuant to the Realty-Triple Net Agreement. Closing of this acquisition is anticipated in August 2005. On July 14, 2005 we made a deposit of $250,000 related to this potential acquisition. Under certain circumstances, the deposit may be nonrefundable.
      On July 12, 2005, we refinanced One World Trade Center with a $90,000,000 mortgage at a fixed interest rate of 5.175% per annum, requiring monthly interest only payments for the first five years, and monthly interest and principal payments at a 30-year amortization until the note matures on August 1, 2015, at which time the note will either be refinanced or paid in full. We paid off our existing variable rate debt of $77,000,000 and received excess loan proceeds of $14,049,000.
      On August 10, 2005, we sold the 525 B Street property located in San Diego, California to Hines-Sumisei US Core Office Properties, LP, an unaffiliated third party, for a sales price of $116,000,000. In conjunction with the sale of 525 B Street, we paid off our existing cross-collateralized debt of $126,000,000 on the 525 and 600 B Street properties. The sale resulted in us recording a gain of $11,100,000. At closing, we paid a disposition fee to Realty in the amount of $1,115,000, or 1.0% of the sale price, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement, and sales commissions to unaffiliated brokers of $862,000, or 0.7% of the sales price.

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
      There can be no assurance that any or all of the conditions will be satisfied or that we will acquire any such properties.

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
      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of June 30, 2005, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date

	2005	2006	2007	2008	2009	Thereafter	Total

Fixed rate debt	$613,000	$1,279,000	$11,176,000	$5,548,000	$1,883,000	$109,422,000	$129,921,000
Average interest rate on maturing debt	5.36%	5.37%	5.84%	6.38%	5.29%	5.31%	5. 40%
Variable rate debt	$71,000	$188,303,000	$37,303,000	$2,277,000	$156,898,000	$—	$384,852,000
Average interest rate on maturing debt	4.63%	5.78%	6.01%	5.14%	5.22%	—	5.57%
      The weighted average interest rate of our mortgage debt as of June 30, 2005 was 5.53% per annum. At June 30, 2005, our mortgage debt consisted of $129,921,000, or 25%, of the total debt at a fixed interest rate of 5.40% per annum and $384,852,000, or 75%, of the total debt at a variable interest rate of 5.57% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of June 30, 2005, for example a 0.50% increase in LIBOR would have increased our overall annual interest expense by $1,924,000, or less than 9.0%.

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
      Following the signatures section of this Quarterly Report are certifications of our chief executive officer and our chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of its controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.
      During the period covered by this report, we continued an evaluation under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and third-party consultants, together with our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
      In connection with the audit for the year ended December 31, 2004, Deloitte and Touche LLP, or Deloitte, our independent registered public accounting firm, notified our management and audit committee of the existence of “reportable conditions,” which is an accounting term for internal controls deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information. The significant deficiencies identified by Deloitte and Touche LLP, related to, among other things, our need to formalize policies and procedures including accounting for real estate properties, estimating and recording certain fees and charges, reconciling accounts and management information systems, and our need to perform and review certain account and expense reconciliations in a timely and accurate manner.
      As a result of the Evaluation (which is on-going) and the reportable conditions identified by Deloitte, we have, and continue to undertake to: (1) design improved internal control procedures to address a number of financial reporting issues and disclosure controls including, among other things, the timely closing and reporting of financial information, the appropriate review and sign-off of processes and accounts, the design, implementation and standardization of policies and procedures, the adequate staffing and training of personnel and the consistent recording of transactions, through the development of formal policies and procedures; (2) devise, standardize and promulgate policies and procedures to mitigate the risk of similar occurrences in the future and to ensure consistent and improved financial reporting, including the development and implementation of internal testing and oversight procedures and policies; and (3) bifurcate accounting functions, including personnel responsible for each public reporting entity. We believe that adequate controls and procedures have been implemented or are currently being implemented to mitigate the risk of similar occurrences in the future. The Evaluation also concluded that a significant portion of the financial reporting issues were derived from staff turn-over and the corresponding need for training and education of new personnel.
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
      We believe these reportable conditions were compensated during the reporting period through increased substantive testing of transactions by our internal audit staff, along with compensating analytics of all income statement and balances sheet periods presented to ensure that there were no material misstatements for the periods presented.

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
      Pursuant to the Evaluation, after taking into account the above information, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in the SEC rules and forms.
      (b) Changes in internal control over financial reporting. During the six months ended June 30, 2005, we continued to develop our internal controls as follows: we continued to hire qualified and experienced personnel; we bifurcated the accounting department and assigned employees responsibility by public reporting entity; we continued the design process for design and implementation of our policies and procedures; we implemented a balance sheet certification process; we met with the disclosure committee composed of Management representative from each department within the company and instituted a sign-off process; and we designed an internal audit process and tested the financial information presented. We will continue to make changes in our internal control processes in the future and anticipate that the internal controls will be in place and functional over the next several quarters.
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
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the non-public programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investments; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.
      Our board of directors continues to consider a variety of potential strategic initiatives, including how we will address the errors in the prior performance tables described above. We expect to provide additional information to stockholders prior to year end regarding the prior performance tables.
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
      On July 27, 2005, we held our annual meeting of stockholders. At the meeting, stockholders voted on the election of directors to our board of directors and the ratification of the independent registered public accounting firm Deloitte & Touche LLP. The stockholders voted to elect the following persons as directors for one year terms: Anthony W. Thompson; W. Brand Inlow; D. Fleet Wallace; Edward Johnson; Gary Wescombe; Glenn L. Carpenter; and Gary H. Hunt and to ratify the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for 2005.
      We received proxies representing 53.11% of our 43,865,000 shares of common stock outstanding as of June 13, 2005, the record date. The number of votes for, against, abstaining and withheld were as follows:

Directors:	For	Against	Abstain	Withheld

Anthony W. Thompson	22,909,005	388,398	—	—
W. Brand Inlow	22,939,938	357,465	—	—
D. Fleet Wallace	22,931,962	365,441	—	—
Edward Johnson	22,933,028	364,375	—	—
Gary Wescombe	22,937,134	360,269	—	—
Glenn L. Carpenter	22,932,063	365,340	—	—
Gary H. Hunt	22,943,755	353,648	—	—
Ratification of Deloitte & Touche, LLP as independent registered public accounting firm	22,419,906	225,680	651,817	—

Item 5.	Other Information.
      None.

Item 6.	Exhibits.
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
Date: August 11, 2005

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit

1.1	Form of Dealer Manager Agreement between G REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
3.1	Articles of Incorporation of the Registrant (included as Appendix B to our Definitive Proxy Statement on Form 14A filed on May 27, 2004 and incorporated herein by reference).
3.2	Bylaws of the Registrant (included as Appendix C to our Definitive Proxy Statement on Form 14A filed on May 27, 2004 and incorporated herein by reference).
4.1	Form of our Common Stock Certificate (included as Exhibit 4.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.3	Amended and Restated Stock Repurchase Plan (included as Exhibit D to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	Amended and Restated Real Estate Purchase and Sale Agreement dated June 19, 2002 by and between MFPB 290 West, Ltd. And Triple Net Properties, LLC, as assigned to G REIT — 55 Highway 290 West, LP (included as Exhibit 10.8 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).
10.8	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10.9	Agreement of Sale and Purchase dated as of August 14, 2002 by and between ASP Two Corporate Plaza, P.P. and Triple Net Properties, LLC, as amended and reinstated, and as assigned to G REIT — Two Corporate Plaza (included as Exhibit 10.9 to the Current Report on Form 8-K filed on December 13, 2002 and incorporated herein by reference).
10.10	Purchase Agreement dated October 10, 2002 between Congress Center, LLC and Triple Net Properties, LLC, as assigned to NNN Congress Center, LLC, G REIT — Congress Center, LLC and WREIT — Congress Center, LLC (included as Exhibit 10.10 to the Current Report on Form 8-K filed on January 24, 2003 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.11	Agreement of Sale and Purchase dated September 9, 2002 between 1200 N Street, Ltd. And Triple Net Properties, LLC, as assigned to G REIT — Atrium Building LLC (included as Exhibit 10.12 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.12	Agreement of Sale and Purchase dated August 16, 2002 by and between Park Sahara Office Center, Ltd., LLC and Triple Net Properties, LLC, as partially assigned to G REIT — Park Sahara, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2003 and incorporated herein by reference).
10.13	Form of Escrow Agreement with PriVest Bank dated March , 2003 (included as Exhibit 10.13 to Post Effective Amendment No. 2 to our Registration Statement on Form S-11 filed on March 13, 2003 (File No. 333-76498) and incorporated herein by reference).
10.14	Agreement of Purchase and Sale dated as of April 22, 2003 by and between Procacci Financial Group, Ltd. F/K/A Procacci Real Estate Management Co. Ltd. and G REIT — DCF Campus, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).
10.15	Agreement of Purchase and Sale effective as of January 10, 2003 by and between CCI-1150 Gemini, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on May 5, 2003 and incorporated herein by reference).
10.16	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of May 6, 2003 between LNR Harbor Bay, LLC and Triple Net Properties, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).
10.17	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.2 to the Current Report on Form 8-K filed on August 12, 2003 and incorporated herein by reference).
10.18	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of July 2, 2003 by and between Government Property Fund IV, LLC and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by us on August 12, 2003 and incorporated herein by reference).
10.19	First Amendment to Contract of Sale dated as of September 26, 2003 by and between Savannah Teachers Properties, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on October 24, 2003 and incorporated herein by reference).
10.20	Agreement of Purchase and Sale of Real Property and Escrow Instructions dated July 16, 2003 by and between RPD Properties II, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on October 31, 2003 and incorporated herein by reference).
10.21	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 22, 2003 by and between LBWTC Real Estate Partners, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on December 12, 2003 and incorporated herein by reference).
10.22	Purchase and Sale Agreement and Joint Escrow Instructions dated as of September 26, 2003 by and between Intrarock 1, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on January 9, 2004 and incorporated herein by reference).
10.23	Purchase and Sale Agreement dated as of October 17, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on February 4, 2004 and incorporated herein by reference).
10.24	First Amendment and Reinstatement of Purchase and Sale Agreement dated as of December 8, 2003 by and between Austin Jack, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by us on February 4, 2004 and incorporated herein by reference).
10.25	Purchase and Sale Agreement dated as of December , 2003 by and between Consortium Two — Public Ledger, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.26	Letter Agreement (First Amendment) to Purchase and Sale Agreement dated as of January 8, 2004 (included as Exhibit 10.02 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).
10.27	Letter Agreement (Second Amendment) to Purchase and Sale Agreement dated as of January 12, 2004 (included as Exhibit 10.03 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).
10.28	Third Amendment to Purchase and Sale Agreement dated as of February 4, 2004 by and between Consortium Two — Public Ledger, L.P. and G REIT — Public Ledger, LLC (included as Exhibit 10.04 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).
10.29	Fourth Amendment to Purchase and Sale Agreement dated as of February 11, 2004 by and between Consortium Two — Public Ledger, L.P. and G REIT — Public Ledger, LLC (included as Exhibit 10.05 to the Form 8-K filed by us on February 24, 2004 and incorporated herein by reference).
10.30	Agreement for the Purchase and Sale of Property dated as of March 8, 2004 by and between 20770 Madrona, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).
10.31	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of February 11, 2004 by and between Laeroc Partners, Inc., Laeroc Brunswig 2000 and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).
10.32	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).
10.33	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).
10.34	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on April 4, 2004 and incorporated herein by reference).
10.35	Agreement of Purchase dated as of January 21, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.03 to Current Report on Form 8-K filed by us on April 8, 2004 and incorporated herein by reference).
10.36	First Amendment to Agreement of Purchase dated as of February 19, 2004 by and between 2350 North Belt, L.P. and Triple Net Properties, LLC (included as Exhibit 10.04 to Current Report on Form 8-K filed by us on April 8, 2004 and incorporated herein by reference).
10.37	Purchase and Sale Agreement and Joint Escrow Agreement dated as of March 12, 2004 by and between ITW Mortgage Investments II, Inc. and Triple Net Properties, LLC (included as Exhibit 10.05 to Current Report on Form 8-K filed by us on April 8, 2004 and incorporated herein by reference).
10.38	Contract of Sale dated as of March 1, 2004 by and between 1910 PP Limited Partnership and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by us on June 3, 2004 and incorporated herein by reference).
10.39	First Amendment and Reinstatement to Contract of Sale dated as of May 18, 2004 by and between 1910 PP Limited Partnership and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by us on June 3, 2004 and incorporated herein by reference).
10.40	Agreement For the Purchase and Sale of Property dated as of April 27, 2004 by and between 400 West Broadway, LLC and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by us on June 21, 2004 and incorporated herein by reference).
10.41	2004 Incentive Award Plan (included as Appendix A to the Definitive Proxy filed by us on May 27, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit

10.42	Agreement for the Purchase and Sale of Real Property and Escrow Instructions dated as of February 27, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by us on August 4, 2004 and incorporated herein by reference).
10.43	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated March 29, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by us on August 4, 2004 and incorporated herein by reference).
10.44	Reinstatement and Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated May 4, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.03 to Current Report on Form 8-K filed by us on August 4, 2004 and incorporated herein by reference).
10.45	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated July 8, 2004 by and between Western Place Skyrise, Ltd. and Triple Net Properties, LLC (included as Exhibit 10.04 to Current Report on Form 8-K filed by us on August 4, 2004 and incorporated herein by reference).
10.46	Purchase and Sale Agreement dated as of June 17, 2004 by and between EBS Building, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.01 to Current Report on Form 8-K filed by us on August 19, 2004 and incorporated herein by reference).
10.47	First Amendment to Purchase and Sale Agreement dated as of June 25, 2004 by and between EBS Building, L.L.C. and Triple Net Properties, LLC (included as Exhibit 10.02 to Current Report on Form 8-K filed by us on August 19, 2004 and incorporated herein by reference).
10.48	Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of January 31, 2003 (included as Exhibit 10.48 to Annual Report on Form 10-K filed by us on March 31, 2005 and incorporated herein by reference).
10.49	First Amendment to Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of April , 2003 (included as Exhibit 10.49 to Annual Report on Form 10-K filed by us on March 31, 2005 and incorporated herein by reference).
10.50	Amended and Restated Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of July 17, 2003 (included as Exhibit 10.50 to Annual Report on Form 10-K filed by us on March 31, 2005 and incorporated herein by reference).
10.51	First, Second, Third, Fourth, Fifth and Sixth Amendment to the Amended and Restated Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of August 11, 2003, September 19, 2003, November 7, 2003, December 19, 2003, March , 2004 and August 27, 2004, respectively (included as Exhibit 10.51 to Annual Report on Form 10-K filed by us on March 31, 2005 and incorporated herein by reference).
10.52	Agreement for Purchase and Sale of Real Property and Escrow Instructions between G REIT-525 B Street, LP and Hines-Sumisei US Core Office Properties, LP (included as Exhibit 99.1 to Current Report on Form 8-K filed by us on June 29, 2005 and incorporated herein by reference).
14.1	G REIT Code of Business Conduct and Ethics dated May 14, 2004 (included as Exhibit 14.1 to Annual Report on Form 10-K filed by us on March 31, 2005 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.