Form 10-Q
period 2005-09-30
G REIT INC
filed 2005-11-14
CIK 1164246

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
N/A
(Former name)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of November 14, 2005, there were 43,869,000 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	4
	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2005 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 5.	Other Information	48
Item 6.	Exhibits	48
Signatures		49
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS

Item 1.	Financial Statements
      The accompanying September 30, 2005 and 2004 interim financial statements of G REIT, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition, results of operations and cash flows of our company, but should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as amended, previously filed with the Securities and Exchange Commission, or SEC.

G REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$654,167,000	$653,389,000
Properties held for sale, net	11,998,000	107,893,000
Investments in unconsolidated real estate	11,831,000	11,880,000

	677,996,000	773,162,000
Cash and cash equivalents	19,010,000	17,567,000
Investment in marketable securities	5,528,000	2,161,000
Accounts receivable, net	4,439,000	4,760,000
Accounts receivable from related parties	392,000	303,000
Restricted cash	16,867,000	17,868,000
Real estate deposits	405,000	—
Deferred financing costs, net	2,996,000	6,325,000
Identified intangible assets, net	61,680,000	71,317,000
Assets held for sale, net	305,000	14,766,000
Other assets, net	14,536,000	6,821,000

Total assets	$804,154,000	$915,050,000

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Mortgage loans payable	$349,386,000	$364,860,000
Mortgage loans payable secured by properties held for sale	7,423,000	77,415,000
Credit facility and other debt	59,217,000	58,369,000
Accounts payable and accrued liabilities	21,484,000	18,476,000
Accounts payable to related parties	1,528,000	961,000
Security deposits and prepaid rent	4,991,000	4,759,000
Identified intangible liabilities, net	15,116,000	18,419,000
Liabilities of properties held for sale, net	652,000	7,936,000

	459,797,000	551,195,000
Minority interests	6,129,000	6,830,000
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 43,869,000 and 43,865,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	439,000	439,000
Additional paid-in capital	393,003,000	392,836,000
Distributions in excess of earnings	(55,172,000)	(36,305,000)
Accumulated other comprehensive (loss) income	(42,000)	55,000

Total stockholders’ equity	338,228,000	357,025,000

Total liabilities, minority interests and stockholders’ equity	$804,154,000	$915,050,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
Revenues:
Rental	$26,629,000	$25,772,000	$79,800,000	$56,675,000
Expenses:
Rental	12,620,000	11,297,000	36,847,000	23,221,000
General and administrative	678,000	601,000	2,810,000	1,819,000
Depreciation and amortization	9,369,000	9,970,000	28,271,000	21,813,000

	22,667,000	21,868,000	67,928,000	46,853,000

Operating income	3,962,000	3,904,000	11,872,000	9,822,000
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(7,444,000)	(5,796,000)	(20,503,000)	(11,528,000)
Interest and dividend income	373,000	104,000	666,000	339,000
Gain on sale of marketable securities and joint venture	46,000	1,290,000	318,000	1,401,000
Equity in earnings (losses) of unconsolidated real estate	311,000	(356,000)	997,000	(255,000)
Minority interests	75,000	(37,000)	183,000	(43,000)
Income taxes	—	(411,000)	—	(411,000)

Loss from continuing operations before discontinued operations	(2,677,000)	(1,302,000)	(6,467,000)	(675,000)
Discontinued operations:
Gain on sale of real estate	10,554,000	—	10,554,000	—
Income (loss) from discontinued operations	483,000	(16,000)	1,709,000	(166,000)

	11,037,000	(16,000)	12,263,000	(166,000)

Net income (loss)	$8,360,000	$(1,318,000)	$5,796,000	$(841,000)

Comprehensive income (loss):
Net income (loss)	$8,360,000	$(1,318,000)	$5,796,000	$(841,000)
Unrealized gain (loss) on marketable securities	11,000	(54,000)	(97,000)	(68,000)

Comprehensive income (loss)	$8,371,000	$(1,372,000)	$5,699,000	$(909,000)

Net income (loss) per common share:
Continuing operations — basic and diluted	$(0.06)	$(0.03)	$(0.15)	$(0.02)
Discontinued operations — basic and diluted	0.25	0.00	0.28	0.00

Total net income (loss) per common share — basic and diluted	$0.19	$(0.03)	$0.13	$(0.02)

Weighted average number of common shares outstanding — basic and diluted	43,869,000	43,855,000	43,866,000	35,141,000

Distributions declared per share	$0.19	$0.19	$0.56	$0.56

Distributions declared	$8,223,000	$8,269,000	$24,663,000	$19,794,000

G REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005

	Common Stock

		Common	Additional	Distributions	Accumulated
	Number of	Stock	Paid-In	in Excess of	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total

	(Unaudited)
BALANCE — December 31, 2004	43,865,000	$439,000	$392,836,000	$(36,305,000)	$55,000	$357,025,000
Net income	—	—	—	5,796,000	—	5,796,000
Unrealized loss on marketable securities	—	—	—	—	(97,000)	(97,000)
Vesting of restricted stock and stock based compensation	4,000	—	167,000	—	—	167,000
Distributions	—	—	—	(24,663,000)	—	(24,663,000)

BALANCE — September 30, 2005	43,869,000	$439,000	$393,003,000	$(55,172,000)	$(42,000)	$338,228,000

G REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,796,000	$(841,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Gain on sale of real estate	(10,554,000)	—
Gain on sale of marketable securities and joint venture interest	(318,000)	(1,401,000)
Depreciation and amortization (including deferred financing costs, above/below market leases and deferred rent)	26,156,000	21,496,000
Swap collar interest	226,000	(58,000)
Stock compensation expense	167,000	—
Distributions received in excess of equity in earnings from investments in unconsolidated real estate	49,000	2,111,000
Minority interests	(183,000)	43,000
Change in operating assets and liabilities:
Accounts receivable, net	237,000	2,126,000
Other assets	(1,908,000)	100,000
Accounts payable and accrued liabilities	5,000	8,681,000
Security deposits and prepaid rent	411,000	433,000

Net cash provided by operating activities	20,084,000	32,690,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(10,378,000)	(206,115,000)
Purchase of investments in unconsolidated real estate and joint venture	—	(20,000,000)
Capital expenditures	(6,371,000)	(2,135,000)
Sale of real estate operating property	113,014,000	—
Purchase of marketable securities	(20,434,000)	(8,541,000)
Proceeds from sale of marketable securities	17,288,000	6,864,000
Proceeds from the sale of joint venture	—	20,000,000
Restricted cash	1,071,000	(7,325,000)
Real estate and escrow deposits	(1,532,000)	—

Net cash provided by (used in) investing activities	92,658,000	(217,252,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	—	236,110,000
Borrowings under credit facility and mortgages payable and other debt	173,210,000	—
Principal repayments under credit facility and mortgages payable and other debt	(257,828,000)	(26,049,000)
Payment of deferred financing costs	(500,000)	(208,000)
Rate lock deposits	(1,000,000)	—
Minority interests contributions	—	23,000
Minority interests distributions	(518,000)	(215,000)
Distributions	(24,663,000)	(18,089,000)

Net cash (used in) provided by financing activities	(111,299,000)	191,572,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,443,000	7,010,000
CASH AND CASH EQUIVALENTS — beginning of period	17,567,000	15,533,000

CASH AND CASH EQUIVALENTS — end of period	$19,010,000	$22,543,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$20,630,000	$8,948,000

Income taxes	$—	$16,000

NONCASH INVESTING AND FINANCING ACTIVITIES
Investing Activities:
Accrual for tenant improvements and capital expenditures	$3,412,000	$—
The following represents the change in certain assets and liabilities in connection with our acquisitions and dispositions of operating properties:
Increase (decrease) in investment operating properties	$—	$498,171,000
Increase (decrease) in intangible assets less intangible liabilities of acquisitions and dispositions	$(4,861,000)	$53,025,000
Increase (decrease) in assets net of liabilities of acquisitions and dispositions	$(3,440,000)	$13,011,000
Real estate deposits applied	$—	$2,600,000
Mortgage loan upon acquisition of property	$—	$327,038,000
Minority interests contributions	$—	$7,518,000
Financing Activities:
Refinancing of property	$—	$11,605,000
Issuance of common stock for dividends reinvested	$—	$3,191,000

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Description of Business
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
      We were incorporated to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. As of September 30, 2005, we have interests in 25 properties aggregating a total gross leaseable area, or GLA, of 6.2 million square feet, including 23 consolidated interests in office properties and two unconsolidated interests in office properties. At September 30, 2005, 87.6% of the total GLA of our consolidated properties was leased and tenants with a government orientation occupied 42.1% of the total GLA.
      We conduct business and own properties through our Operating Partnership, which was formed as a Virginia limited partnership in December 2001. As of September 30, 2005, we are the sole general partner of the Operating Partnership and have control over the affairs of our Operating Partnership. We own 100% of the equity interests therein, except for 100 incentive non-voting ownership units issued to Triple Net Properties, LLC, or our Advisor, which is 36% owned by Anthony W. Thompson, our chief executive officer, president and chairman of the board of directors. These incentive units entitle our Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to our stockholders. In addition, our Advisor is entitled to incentive distributions from net proceeds from the sale of our properties after our stockholders have received their invested capital, as defined, plus an 8% return on such invested capital.
      Our day-to-day operations are managed by our Advisor under an advisory agreement, or the Advisory Agreement. The Advisory Agreement expired on July 22, 2005, and is renewable every anniversary thereof for a one-year term. Our Advisor has proposed that we bear additional costs under the terms of a new advisory agreement to reflect current market rates in our sector. We have entered into negotiations with our Advisor in response to its proposal. Pending agreement on terms for the renewal of the Advisory Agreement, our Advisor continues to manage us month-to-month pursuant to the terms of the expired Advisory Agreement. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director who own in the aggregate a total of 40% of the equity interest in our Advisor (See Note 12). Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Advisor, to provide various services to us and our properties.

2.	Summary of Significant Accounting Policies
      The summary of significant accounting policies presented below is designed to assist in understanding our condensed consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

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

Allowance for Uncollectible Accounts
      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the individual tenant’s financial condition, security deposits, letters of credit, lease guarantees where applicable, and current economic conditions and other relevant factors. We have established an allowance for uncollectible accounts of $371,000 and $321,000 at September 30, 2005 and December 31, 2004, respectively, to reduce receivables to our estimate of the amount recoverable.

Investment in Marketable Securities
      Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities of public REITs and financial institutions. We classify our marketable securities portfolio as available for sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If we believe that a decline in the value of an equity security is temporary in nature, we record the change in other comprehensive income (loss) in stockholders’ equity. If the decline is believed to be other than temporary, the equity security is written-down to the fair value and a realized loss is recorded on our statement of operations. There was no realized loss recorded by us due to a

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
write-down in value for the three and nine months ended September 30, 2005 and 2004. Our assessment of a decline in value includes, among other things, our current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

Purchase Price Allocation
      In accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, we, with the assistance of independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
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
      These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

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
      An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We recorded no impairment losses for the three and nine months ended September 30, 2005 and 2004.

Property Held for Sale
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. The assets and liabilities of the property are reclassified on the condensed consolidated balance sheet as held for sale and the operations of the property are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented (Note 14). We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At September 30, 2005 and December 31, 2004, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
      As of September 30, 2005, we had interests in eight properties located in California which accounted for 41.9% of our total revenue and seven properties located in Texas which accounted for 25.5% of our total revenue based on contractual base rent from leases in effect at September 30, 2005. As of September 30, 2005, none of our tenants accounted for 10% or more of our aggregate annual rental income.

Income Taxes
      We operate as a real estate investment trust for federal income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income for the year, as defined by the Internal Revenue Code, or Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income. We believe that we have met all of the REIT distribution and technical requirements for the three and nine months ended September 30, 2005 and 2004 and were not subject to any federal income taxes. We intend to continue to adhere to these requirements and maintain our REIT status.

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

Per Share Data
      We report earnings per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares and all potentially dilutive securities, if any. Our potentially dilutive securities were options and non-vested restricted shares of stock. There were 420,000 options as of September 30, 2005 and December 31, 2004, which were accounted for under the treasury stock method. There were 51,000 and 20,000 non-vested restricted shares of stock as of September 30, 2005 and December 31, 2004. The options and restricted stock did not have a dilutive effect on earnings (loss) per share and, therefore, basic and diluted earnings (loss) per share were equivalent.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net income (loss) per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Loss from continuing operations	$(2,677,000)	$(1,302,000)	$(6,467,000)	$(675,000)
Income (loss) from discontinued operations	11,037,000	(16,000)	12,263,000	(166,000)

Net income (loss)	$8,360,000	$(1,318,000)	$5,796,000	$(841,000)

Net income (loss) per share — basic and diluted:
Continuing operations	$(0.06)	$(0.03)	$(0.15)	$(0.02)
Discontinued operations	0.25	0.00	0.28	0.00

Total net income (loss) per share — basic and diluted	$0.19	$(0.03)	$0.13	$(0.02)

Weighted average number of shares outstanding — basic and diluted	43,869,000	43,855,000	43,866,000	35,141,000

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Reported net income (loss)	$8,360,000	$(1,318,000)	$5,796,000	$(841,000)
Add: Stock based employee compensation expense included in reported net income	39,000	—	142,000	—
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(44,000)	(54,000)	(162,000)	(137,000)

Pro forma net income (loss)	$8,355,000	$(1,372,000)	$5,776,000	$(978,000)

Reported net income (loss) per share — basic and diluted	$0.19	$(0.03)	$0.13	$(0.02)

Pro forma net income (loss) per share — basic and diluted	$0.19	$(0.03)	$0.13	$(0.03)

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      No options were granted during the three and nine months ended September 30, 2005. The pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model, assuming a 7.5% dividend yield, a 4.0% risk free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 2.91 years and a volatility rate of 10%.

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
      In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FSP Nos. FAS 115-1 and FAS 124-1 is not anticipated to have a material effect on our condensed consolidated financial statements.

Reclassifications
      Certain reclassifications have been made to prior year and prior period amounts in order to conform to the current period presentation. These reclassifications have not changed the results of operations.

3.	Real Estate Investments

2005 Acquisitions
      On September 12, 2005, through our wholly-owned subsidiary G REIT — Opus Plaza at Ken Caryl, LLC, we purchased a 100% interest in Opus Plaza at Ken Caryl, a single-story office building of 62,000 square feet of GLA located in Littleton, Colorado. The property was purchased from an unaffiliated third party for a purchase price of $10,176,000. The seller paid Realty a sales commission of $296,000, or 2.9% of the purchase price, of which 75% was passed through to our Advisor pursuant to an agreement between our Advisor and Realty, or the Realty-Triple Net Agreement. At the time of

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquisition, we obtained a first mortgage loan from LaSalle Bank National Association, or LaSalle, secured by the property in the amount of $6,700,000. The loan bears interest at a fixed rate of 5.24% per annum and its maturity date is October 1, 2015.

2005 Dispositions
      On August 10, 2005, we sold the 525 B Street property located in San Diego, California to an unaffiliated third party, for a sales price of $116,000,000. In conjunction with the sale of the 525 B Street property, we paid off our existing cross-collateralized debt of $126,000,000 on the 525 B and 600 B Street properties. The sale resulted in us recording a gain of $10,554,000. At closing, we paid a disposition fee to Realty in the amount of $1,115,000, or 1.0% of the sales price, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement, and sales commissions to unaffiliated brokers of $862,000, or 0.7% of the sales price.

Consolidated Properties
      Our investments in our consolidated properties consisted of the following at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004

Buildings and tenant improvements	$575,804,000	$559,606,000
Land	117,397,000	116,220,000

	693,201,000	675,826,000
Less: accumulated depreciation	(39,034,000)	(22,437,000)

	$654,167,000	$653,389,000

      Depreciation expense was $5,594,000 and $6,753,000 for the three months ended September 30, 2005 and 2004, respectively. Depreciation expense was $17,249,000 and $15,810,000 for the nine months ended September 30, 2005 and 2004, respectively.

Investments in Unconsolidated Real Estate
      Investments in unconsolidated real estate consist of our investments in undivided tenant-in-common, or TIC, interests. We had the following investments in unconsolidated real estate at September 30, 2005 and December 31, 2004:

	Percentage	September 30,	December 31,
Property	Owned	2005	2004

Congress Center, Chicago, IL*	30.00%	$11,691,000	$11,727,000
Park Sahara, Las Vegas, NV **	4.75%	140,000	153,000

		$11,831,000	$11,880,000

*	On February 8, 2005, the board of directors approved the listing for sale of Congress Center.

**	Effective April 5, 2005, distributions were suspended at Park Sahara by the manager, who is also our Advisor. On April 11, 2005, Park Sahara was listed for sale.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The summarized condensed combined financial information in our unconsolidated real estate is as follows:

	September 30,	December 31,
	2005	2004

Assets (primarily real estate)	$153,688,000	$152,410,000

Mortgage loans payable	105,462,000	105,606,000
Other liabilities	7,449,000	5,295,000
Equity	40,777,000	41,509,000

Total liabilities and equity	$153,688,000	$152,410,000

Our share of equity	$11,831,000	$11,880,000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	$5,102,000	$4,399,000	$15,218,000	$14,165,000
Rental and other expenses	4,085,000	5,471,000	12,045,000	15,008,000

Net income (loss)	$1,017,000	$(1,072,000)	$3,173,000	$(843,000)

Our equity in earnings (losses)	$311,000	$(356,000)	$997,000	$(255,000)

4.	Marketable Equity Securities
      The historical cost and estimated fair value of our investments in marketable equity securities are as follows:

		Gross Unrealized
	Historical			Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2005
Equity securities	$5,570,000	$91,000	$133,000	$5,528,000

December 31, 2004
Equity securities	$2,106,000	$55,000	$—	$2,161,000

      The fair value of equity securities was estimated using quoted market prices. Sales of equity securities resulted in realized gains of $46,000 and $145,000 for the three months ended September 30, 2005 and 2004, respectively, and $318,000 and $256,000 for the nine months ended September 30, 2005 and 2004, respectively.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Identified Intangible Assets
      Identified intangible assets consisted of the following:

	September 30,	December 31,
	2005	2004

In-place leases and tenant relationships, net of accumulated amortization of $19,595,000 and $10,412,000 at September 30, 2005 and December 31, 2004, respectively (with a weighted average life of 47 months and 106 months for in-place leases and tenant relationships, respectively, at September 30, 2005 and a weighted average life of 62 months and 127 months for in-place leases and tenant relationships, respectively, at December 31, 2004)	$57,729,000	$67,060,000
Above market leases, net of accumulated amortization of $2,334,000 and $1,571,000 at September 30, 2005 and December 31, 2004, respectively (with a weighted average life of 38 months and 74 months at September 30, 2005 and December 31, 2004, respectively)	3,951,000	4,257,000

	$61,680,000	$71,317,000

      Amortization expense was $3,890,000 and $3,578,000 for the three months ended September 30, 2005 and 2004, respectively. Amortization expense was $11,523,000 and $7,083,000 for the nine months ended September 30, 2005 and 2004, respectively.

6.	Other Assets
      Other assets consisted of the following:

	September 30,	December 31,
	2005	2004

Deferred rent receivable	$7,593,000	$4,192,000
Lease commissions, net of accumulated amortization of $405,000 and $94,000 at September 30, 2005 and December 31, 2004, respectively	3,581,000	1,690,000
Prepaid expenses and deposits	3,332,000	909,000
Deferred tax asset	30,000	30,000

Total other assets	$14,536,000	$6,821,000

7.	Mortgage Loans Payable
      We have fixed and variable rate mortgage loans and mortgage loans secured by property, including property held for sale, of $356,809,000 and $442,275,000 as of September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005 and December 31, 2004, the effective interest rates on mortgage loans ranged from 5.08% to 6.89% per annum and 3.63% to 6.89% per annum, respectively, and the weighted-average effective interest rate was 5.48% and 4.39% per annum, respectively. The loans mature at various dates through October 2015.
      On April 19, 2005, we borrowed $11,031,000 on the AmberOaks credit facility with LaSalle secured by our AmberOaks property located in Austin, Texas. The note bears interest at a three-month LIBOR rate plus 300 basis points and is due on January 20, 2007. The note requires monthly interest-only payments.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 19, 2005, we exercised our one-year extension provision under our mortgage at the Hawthorne Plaza property located in San Francisco, California. In conjunction with the extension, we paid down $11,031,000 on the existing mortgage. Interest rate terms remain the same.
      On April 29, 2005, we refinanced the Madrona Building, located in Torrance, California, with a $33,000,000 mortgage at a fixed interest rate of 5.48% per annum, requiring monthly interest-only payments for the first two years, and monthly interest and principal payments at a 30-year amortization until the note matures on May 1, 2015. We paid off our existing variable rate debt of $28,450,000 and received excess loan proceeds of $5,075,000.
      On April 29, 2005, we financed North Belt, located in Houston, Texas, with a $9,740,000 mortgage at a fixed interest rate of 5.48% per annum, requiring monthly principal and interest payments of $55,000 at a 30-year amortization until the note matures on May 1, 2015. We received excess loan proceeds of $9,657,000.
      On July 12, 2005, we refinanced One World Trade Center located in Long Beach, California with a $90,000,000 first mortgage loan. The loan bears a fixed rate of 5.175% per annum and requires monthly interest-only payments for the first five years, and monthly interest and principal payments on a 30-year amortization basis until the note matures on August 1, 2015. We paid off our existing variable rate debt of $77,000,000 and received excess loan proceeds of $14,049,000.
      On August 10, 2005, we sold the 525 B Street property located in San Diego, California and paid off our existing cross-collateralized debt of $126,000,000 on the 525 B and 600 B Street properties.
      On September 12, 2005, we purchased the Opus Plaza at Ken Caryl property located in Littleton, Colorado and obtained a first mortgage loan from LaSalle secured by the property. the loan is in the amount of $6,700,000 and bears interest at a fixed rate of 5.24% per annum, and requires interest only payments for the first three years, and monthly interest and principal payments on a 30-year amortization basis until the note matures on October 1, 2015.
      On September 30, 2005, we refinanced the AmberOaks property located in Austin, Texas with an $18,050,000 first mortgage loan secured by the property. The loan bears interest at a fixed rate of 5.08% per annum and requires monthly interest-only payments for the first two years, and monthly interest and principal payments on a 30-year amortization basis until the note matures on September 11, 2015. We paid off our existing variable rate debt of $11,031,000 and received excess loan proceeds of $6,296,000.
      Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of September 30, 2005, we were in compliance with all such covenants.
      Derivatives are recognized as either assets or liabilities in the condensed consolidated balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Since our derivative instruments are not designed as hedge instruments, they do not qualify for hedge accounting under SFAS No. 133, and accordingly, changes in fair value are included as a component of interest expense in the statement of operations in the period of change.
      The following table lists the derivative financial instruments held by us as of September 30, 2005:

Notional Amount	Fair Value	Instrument	Rate	Maturity

$75,000,000	—	Cap	5.75%	1/31/2006
14,000,000	—	Cap	5.00%	3/1/2006

$89,000,000	$—

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At September 30, 2005, the fair value of the derivatives was $0. We recorded $7,000 and $226,000 as an increase to interest expense for the three and nine months ended September 30, 2005, respectively, and $350,000 as an increase and $58,000 as a reduction to interest expense for the three and nine months ended September 30, 2004, respectively, for interest rate swaps and collars.

8.	Credit Facility and Other Debt

Credit Facility
      In January 2003, we obtained a credit facility from LaSalle, or the Credit Facility, which matures on January 30, 2006. At September 30, 2005, the terms of the Credit Facility, as amended, provided for maximum potential borrowings of $175,000,000 to the extent we have secured properties with comparable equity. Advances under this Credit Facility bear interest, at our election, at either the prime rate or the one-month LIBOR rate plus a margin of 2.25%. Advances are subject to a floor rate of 3.9%. We are required to make interest-only payments on a monthly basis. In connection with the terms of the Credit Facility, we granted LaSalle a right of first refusal to finance the purchase of other properties we may acquire. We are currently in discussions with LaSalle regarding a renewal and modification to our Credit Facility which, if agreed upon, would reduce our maximum potential borrowings and allow us to utilize the Credit Facility for activities in addition to financing acquisitions.
      At September 30, 2005, borrowings under the Credit Facility totaled $58,369,000 and bore interest at the rate of 5.94% per annum compared to borrowings of $58,369,000 at an interest rate of 4.28% per annum at December 31, 2004.
      Properties financed by borrowings under the Credit Facility are required by the terms of the Credit Facility to meet certain minimum loan to value, debt service coverage minimum occupancy rates and other requirements on a combined basis. As of September 30, 2005, we are not presently in compliance with a covenant in our Credit Facility which requires that we maintain a tenant occupancy rate of at least 80% with respect to the properties secured by the Credit Facility. In the event that we are unable to negotiate a waiver from LaSalle with respect to our noncompliance with this and other covenants, or, to the extent applicable, cure such noncompliance, LaSalle can exercise a variety of remedies, including, among others, increasing the base rate of interest on our outstanding debt and preventing us from borrowing additional amounts pursuant to the Credit Facility.
      At the present time (i) our tenant occupancy is 78%, (ii) we have executed a lease which becomes effective on December 1, 2005 which will cause the applicable tenant occupancy to exceed the required 80%, and (iii) we have requested a waiver of the interim covenant non-compliance from LaSalle. In the event, however, that LaSalle does not grant us a waiver regarding these covenants in view of the applicable facts, LaSalle has the right under the Credit Facility to declare an event of default. An event of default by us permits LaSalle, to, among other things, terminate the Credit Facility. In the event that LaSalle pursues their remedies, our liquidity would be constrained and we might be required to seek alternative funding.

Other Debt
      We have a Margin Securities Account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin is secured by the securities we purchase and cannot exceed 50% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50% of the fair market value of the securities purchased, we will be subject to a margin call and required to fund the account to return the margin balance to 50% of the fair market value of the

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
securities purchased. The Margin Securities Account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the nine months ended September 30, 2005, we borrowed $4,689,000 and repaid $3,841,000 on margin. At September 30, 2005, we had $848,000 in margin liabilities outstanding at an interest rate of 7.88% per annum. At December 31, 2004, we did not have any margin liabilities outstanding.

9.	Identified Intangible Liabilities
      Identified intangible liabilities consisted of the following:

	September 30,	December 31,
	2005	2004

Below market leases, net of accumulated amortization of $8,312,000 and $4,869,000 at September 30, 2005 and December 31, 2004, respectively (with a weighted average life of 45 months and 63 months at September 30, 2005 and December 31, 2004, respectively)	$15,116,000	$18,419,000

      Amortization expense was $1,093,000 and $850,000 for the three months ended September 30, 2005 and 2004, respectively. Amortization expense was $3,302,000 and $2,441,000 for the nine months ended September 30, 2005 and 2004, respectively.

10.	Minority Interests
      Minority interests relate to the interests in the following consolidated properties that are not owned by us:

		TIC Minority
		Interest(s)
Property	Date Acquired	(Unaffiliated)

Bay View Plaza	07/31/03	2.32%
Western Place I & II	07/23/04	21.50%
One Financial Plaza	08/06/04	22.38%
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

11.	Stockholders’ Equity

Common Stock
      At September 30, 2005 and December 31, 2004, 43,869,000 and 43,865,000 shares of our common stock were outstanding, respectively. For the nine months ended September 30, 2005 and 2004, we declared distributions to our stockholders at 7.50% per annum or $24,663,000 and $19,794,000, respectively.

Stock Option Plans

Independent Director Stock Option Plan
      On July 22, 2002, we adopted the independent director stock option plan, or Director Plan. Only independent or outside directors are eligible to participate in the Director Plan. We have authorized and

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reserved a total of 100,000 shares of common stock for issuance under the Director Plan. During the year ended December 31, 2004, we granted options to purchase 10,000 shares of our common stock at $9.00 per share to each of the four independent and outside directors. No options were granted during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, 40,000 stock options were granted. At September 30, 2005 and December 31, 2004, there were 80,000 options outstanding for the purchase of 80,000 shares of our common stock, of which 40,000 were vested, in accordance with the Director Plan. The Director Plan was approved at our annual meeting of stockholders on June 28, 2003.

Officer and Employee Stock Option Plan
      On July 22, 2002, we adopted the officer and employee stock option plan, or Officer Plan. All officers and employees are eligible to participate in the Officer Plan; however, we have no employees as of September 30, 2005. We have authorized and reserved a total of 400,000 shares of common stock for issuance under the Officer Plan. During the year ended December 31, 2004, we granted options to purchase 275,000 shares of our common stock at $9.00 per share to our officers under the Officer Plan. No options were granted during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, 250,000 options were granted. As of September 30, 2005 and December 31, 2004, there were options outstanding for the purchase of 340,000 shares of our common stock, of which 65,000 were vested, to our officers. The Officer Plan was approved at our annual meeting of stockholders on June 28, 2003.

2004 Incentive Award Plan
      On May 10, 2004, we adopted the 2004 incentive award plan, or 2004 Plan, to provide for equity awards to our employees, directors and consultants. The 2004 Plan authorizes the grant of options to our employees, directors and consultants intended to qualify as incentive stock options under Section 422 of the Code. The 2004 Plan also authorizes the grant of awards consisting of nonqualified stock options, restricted stock, stock appreciation rights and other awards, including cash bonuses. The shares of common stock subject to the 2004 Plan will be our common stock. The aggregate number of shares of common stock subject to such awards will not exceed 6,000,000 shares of our common stock. The 2004 Plan was approved at our annual meeting of stockholders on June 29, 2004.
      We have granted the following shares of restricted stock to our independent directors pursuant to the 2004 Plan: 35,000 and 20,000 shares during the nine months ended September 30, 2005 and 2004, respectively; and 5,000 and 30,000 shares during the three and nine months ended September 30, 2005, respectively. Restricted shares vest 20% per year on each of the first through fifth anniversaries of the grant date, or sooner upon a change of control of our company. 4,000 restricted shares vested during the nine months ended September 30, 2005. Compensation expense related to the restricted stock awards under the 2004 Plan are recorded over the related vesting periods based on the fair value of the underlying awards.

		Range of
	Number	Exercise	Weighted Average
Options Outstanding at	of Shares	Prices	Exercise Price

December 31, 2004 (85,000 options exercisable)	420,000	$9.00-$9.05	$9.00
Granted	—	—	—
Cancelled	—	—	—

September 30, 2005 (105,000 options exercisable)	420,000	$9.00-$9.05	$9.00

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of outstanding options exercisable under the Plans as of September 30, 2005 is presented in the schedule below:

	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price — Options	Exercisable	Price — Options

$9.00-$9.05	420,000	8.16	$9.00-$9.05	105,000	$9.00-$9.05
      The fair value of the options outstanding are calculated using the Black-Scholes option-pricing model, assuming a 7.5% dividend yield, a 4.0% risk free interest rate based on the 10-year U.S. Treasury Bond, an expected life of 2.91 years and a volatility rate of 10%. At September 30, 2005, the fair value per share was $1.12.
      The compensation expense included in the general and administrative expenses in the accompanying consolidated statements of operations is $73,000 and $184,000 for the three and nine months ended September 30, 2005, respectively, related to such awards.

12.	Related Party Transactions

Advisory Agreement

Advisory Fees
      The Advisory Agreement between our Advisor and us expired on July 22, 2005 and is renewable every anniversary thereof for a one-year term subject to approval by a majority of our independent directors. Our Advisor has proposed that we bear additional costs under the terms of any new advisory agreement to reflect current market rates in our sector. We have entered into negotiations with our Advisor in response to its proposal. Pending agreement on the terms of a renewal of the Advisory Agreement, our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director, some of whom also own an equity interest in our Advisor. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2% of average invested assets, as defined, or 25% of net income for the previous four quarters, as defined. As of September 30, 2005 and 2004, such reimbursement had not exceeded these limitations. There were no amounts incurred or paid to our Advisor for services provided to us during the three and nine months ended September 30, 2005 and 2004.

Real Estate Commissions
      We pay Realty a real estate commission of up to 3% of the purchase price of a property. For each of the three and nine months ended September 30, 2005, we paid Realty $296,000 for real estate commissions. During the three and nine months ended September 30, 2004, we paid Realty $2,575,000 and $13,315,000 for real estate sales commissions, respectively. 75% of the real estate commissions were passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Real Estate Disposition Fee
      We pay Realty a real estate disposition fee equal to the lesser of 3% of the sales price or 50% of the sales commission that would have been paid to third-party sales broker. For each of the three and nine months ended September 30, 2005, we paid Realty $1,115,000 for real estate disposition fees. 75% was

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
passed through to our Advisor pursuant to the Realty-Triple Net Agreement. We did not pay any disposition fees to Realty during the three and nine months ended September 30, 2004.

Lease Commissions
      We pay Realty a leasing commission for its services in leasing any of our properties of 6% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3% with respect to any renewals. For the three months ended September 30, 2005 and 2004, we paid to Realty leasing commissions of $869,000 and $57,000, respectively. For the nine months ended September 30, 2005 and 2004, we paid leasing commissions of $2,051,000 and $167,000, respectively, to Realty. 100% of leasing fees were passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Property Management Fees
      We pay Realty a property management fee of 5% of the gross revenues from our properties. For the three months ended September 30, 2005 and 2004, we incurred and paid management fees to Realty of $1,323,000 and $1,131,000, respectively. For the nine months ended September 30, 2005 and 2004, we incurred and paid management fees to Realty of $4,213,000 and $2,379,000, respectively. 100% of the property management fees were passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Incentive Distributions
      Our Advisor owns non-voting incentive performance units in our Operating Partnership and is entitled to incentive distributions of operating cash flow, as defined, after our stockholders have received an 8% annual return on their invested capital. No incentive distributions were made to our Advisor for the three and nine months ended September 30, 2005 and 2004.

Related Party Accounts Receivable/ Payable
      Related party accounts receivable/payable consists primarily of amounts due from/to us for operating expenses incurred by us and paid by our Advisor or agreed to be borne directly by our Advisor as discussed below.

Unconsolidated Debt Due to Related Parties
      Our properties may obtain financing through our Advisor and Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson. As of September 30, 2005, the following notes were outstanding:

Cunningham Lending Group, LLC
      The following unconsolidated property has an outstanding unsecured note due to Cunningham at September 30, 2005. The note bears interest at 8% per annum and is due 30 days from origination. On October 14, 2005, Park Sahara repaid the note plus all accrued interest.

		G REIT’s
	Amount of	Portion
Property/Issue Date	Loan	of Debt

Park Sahara:
09/27/05	$40,000	$2,000

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Triple Net Properties, LLC
      The following unconsolidated property has outstanding unsecured notes due to our Advisor at September 30, 2005. The notes bear interest at 12% per annum and are due on demand.

		G REIT’s
	Amount of	Portion
Property/Issue Date	Loan	of Debt

Park Sahara:
01/31/04	$14,000	$1,000
04/09/04	30,000	1,000

Total	$44,000	$2,000

Offering Expenses

Selling Commissions
      NNN Capital Corp., the dealer manager of our offerings, or the Dealer Manager, which was solely owned during the offering period by Anthony W. Thompson, received selling commissions of 7.5% and 7.0% of the aggregate gross offering proceeds from our initial and second offerings, respectively. We paid the Dealer Manager selling commissions of $0 for each of the three and nine months ended September 30, 2005 and $0 and $17,588,000 for the three and nine months ended September 30, 2004, respectively. The Dealer Manager reallowed 100% of commissions earned by it to unaffiliated participating broker dealers.

Marketing and Due Diligence Expense Reimbursement Fees
      The Dealer Manager also received marketing and due diligence expense reimbursements from us of 2.0% and 3.0% of the aggregate gross offering proceeds from our initial and second offerings, respectively. We paid the Dealer Manager marketing and due diligence expense reimbursement fees of $0 for each of the three and nine months ended September 30, 2005, and $0 and $7,390,000 for the three and nine months ended September 30, 2004, respectively. The Dealer Manager may reallow up to 1% of these fees paid by us to unaffiliated participating broker dealers.

Organization and Offering Expenses
      Our Advisor bears some of our organization and offering costs incurred in our offerings. Our Advisor was reimbursed by us for actual expenses incurred by it for up to 2.5% and 2.0% of the aggregate gross offering proceeds from our initial and second offerings, respectively. Our Advisor was reimbursed $0 for each of the three and nine months ended September 30, 2005 and $0 and $93,000 for the three and nine months ended September 30, 2004, respectively, for organization and offering expenses incurred by it on our behalf.

13.	Commitments and Contingencies

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in securities offerings (including offerings by us, T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Advisor and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial and other information regarding these entities as well as the limited liability companies advised by our Advisor, including us. Our Advisor has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and private investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investments; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.
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

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $105,462,000 and $105,606,000 at September 30, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $29,628,000 and $29,635,000 at September 30, 2005 and December 31, 2004, respectively.

14.	Discontinued Operations — Properties Held for Sale
      Properties held for sale at September 30, 2005 consisted of the following properties:

Property	Date Purchased	Date Approved for Sale	Date Sold

525 B Street (Golden Eagle)	June 14, 2004	February 8, 2005	August 10, 2005
Sutter Square Galleria	October 28, 2003	May 23, 2005	—
Atrium Building	January 31, 2003	May 23, 2005	—
      In accordance with SFAS No. 144 the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2004 classified as held for sale are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented. For the three and nine months ended September 30, 2005 and 2004, discontinued operations included the net income (loss) of one property sold and two properties held for sale at September 30, 2005. The following table summarizes the income (loss) and expense components that comprise discontinued operations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Rental income	$2,097,000	$3,983,000	$9,297,000	$6,120,000
Rental expenses	967,000	1,558,000	4,039,000	2,794,000
Depreciation and amortization	20,000	1,381,000	922,000	2,014,000
Interest expense (including amortization of deferred financing costs)	627,000	1,060,000	2,627,000	1,478,000

Income (loss) from discontinued operations — properties held for sale	483,000	(16,000)	1,709,000	(166,000)
Gain on sale of real estate	10,554,000	—	10,554,000	—

	$11,037,000	$(16,000)	$12,263,000	$(166,000)

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the properties held for sale balance sheet information is as follows:

	September 30,	December 31,
	2005	2004

Operating properties, net of accumulated depreciation of $1,236,000 and $2,435,000, at September 30, 2005 and December 31, 2004, respectively	$11,998,000	$107,893,000
Identified intangible assets, net of accumulated amortization of $97,000 and $1,492,000 at September 30, 2005 and December 31, 2004, respectively	104,000	13,667,000
Lease commissions, net of accumulated amortization of $23,000 and $20,000 at September 30, 2005 and December 31, 2004, respectively	83,000	90,000
Loan fees, net of accumulated amortization of $26,000 and $521,000 at September 30, 2005 and December 31, 2004, respectively	66,000	908,000
Other assets	52,000	101,000
Total assets	13,979,000	126,247,000
Mortgage loans payable	7,423,000	77,415,000
Identified intangible liabilities, net of accumulated amortization of $158,000 and $970,000 at September 30, 2005 and December 31, 2004, respectively	441,000	7,144,000
Security deposits and prepaid rent	211,000	792,000
Total liabilities	8,829,000	87,538,000
Total equity	5,150,000	38,709,000

15.	Business Combinations
      During the nine months ended September 30, 2005, we completed the acquisition of one wholly-owned property, adding a total of 62,000 square feet of GLA to our property portfolio. The purchase price of the property was $10,176,000, of which $6,700,000 was financed with mortgage debt. We paid $296,000 in commissions to Realty in connection with the acquisition of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2005, we allocated and recorded $1,885,000 of intangible assets associated with in-place lease origination costs and tenant relationships, and above market leases.
      During the year ended December 31, 2004, we completed the acquisition of ten wholly-owned properties and TIC interests in two properties, adding a total of 3,798,000 square feet of GLA to our property portfolio. The aggregate purchase price of all of the foregoing properties and TIC interests was $536,755,000, of which $327,038,000 was financed with mortgage debt. We paid $13,315,000 in commissions to Realty in connection with these acquisitions of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2004, we allocated and recorded $93,192,000 of intangible assets associated with in-place lease origination costs and tenant relationships, and above market leases; on certain acquisitions, we recorded lease intangible liabilities related to the acquired below market leases of $23,433,000.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assuming all of the 2005 and 2004 acquisitions had occurred on January 1, 2004, pro forma revenues, net income and net income per diluted share would have been $26.9 million, $7.8 million and $0.18 respectively, for the three months ended September 30, 2005 and $80.6 million, $5.8 million and $0.13, respectively, for the nine months ended September 30, 2005. Pro forma revenues, net loss and net loss per diluted share would have been $25.4 million, ($1.2) million and ($0.03), respectively, for the three months ended September 30, 2004 and $78.4 million, ($2.3) million and ($0.06), respectively, for the nine months ended September 30, 2004. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

16.	Subsequent Events
      On October 18, 2005, our Advisor entered into an agreement on our behalf for the sale of the Park Sahara property in Las Vegas, Nevada, of which we own a 4.75% interest, to an unaffiliated third party for a total sales price of $17,455,000. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2005.
      On October 21, 2005, through our wholly-owned subsidiary G REIT — Eaton Freeway Industrial Park, LLC, we purchased a 100% interest in Eaton Freeway, a four-building multi-tenant industrial complex totaling 62,000 of GLA square feet located in Phoenix, Arizona. The property was purchased from an unaffiliated third party for a purchase price of $7,588,000. We paid Realty a sales commission of $152,000, or 2.0% of the purchase price, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. At acquisition, we obtained a first mortgage loan secured by the property from Principal Bank in the amount of $5,000,000. The loan bears interest at a fixed rate of 5.21% per annum and the maturity date of the loan is May 1, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of September 30, 2005 and December 31, 2004, together with results of operations for the three and nine months ended September 30, 2005 and 2004, respectively, and the cash flows for the nine months ended September 30, 2005 and 2004, respectively.
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/ regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; availability of capital; interest rates; our ability to service our debt; competition; supply and demand for operating properties in our current and proposed market areas; the prospect of a continuing relationship with our Advisor (as defined below); generally accepted accounting principles; and policies and guidelines applicable to REITs; and litigation, including, without limitation, the investigation by the Securities and Exchange Commission, or the SEC, of our Advisor. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
      We were incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. On September 27, 2004, we were reincorporated in the State of Maryland in accordance with the approval of our stockholders at the 2004 annual meeting of stockholders. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income, as defined by the Internal Revenue Code, or Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. As of September 30, 2005, we believe we were in compliance with all relevant REIT requirements.
      We were incorporated to acquire, manage and invest in office, industrial and service real estate properties with a government-tenant orientation. As of September 30, 2005, we have purchased interests in 25 properties, including 23 consolidated interests in office properties and two unconsolidated undivided tenant-in-common, or TIC, interests in office properties. At September 30, 2005, 87.6% of the total gross leaseable area, or GLA, of the consolidated properties was leased and tenants with a government orientation occupied 42.1% of the total GLA.
      We are externally advised by Triple Net Properties, LLC, or our Advisor, which is 36% owned by Anthony W. Thompson, our chief executive officer, president and chairman of the board of directors. Our Advisor is primarily responsible for managing our day-to-day operations and assets. The advisory agreement between us and our Advisor, or the Advisory Agreement, has a one-year term which expired on

July 22, 2005, and is renewable every anniversary thereof for a one-year term subject to approval by a majority of our independent directors. Our Advisor has proposed that we bear additional costs under the terms for any new advisory agreement to reflect current market rates in our sector. We have entered into negotiations with our Advisor in response to its proposal. Pending agreement on the terms of a renewal of the Advisory Agreement, our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Our Advisor is affiliated with us in that we and our Advisor have common officers and directors. Our officers and directors own in the aggregate a 40% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Advisor, to provide various services to our properties.
Business Strategy
      Our primary business strategy is to actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. We believe that our recent acquisitions and dispositions of real estate investments will have a significant impact on our future results of operations. In the event of subsequent dispositions, if we do not redeploy the funds into additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the uninvested funds. We may also sell existing properties and place the net proceeds into new investment properties we believe will generate long-term value. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities and equity securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.
Critical Accounting Policies

Use of Estimates
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

Unaudited Interim Statements
      The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 and 2004 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

Property Held for Sale
      Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. On August 10, 2005, we sold the 525 B Street property. On May 23, 2005 the board of directors approved the listing for sale of the Atrium Building and Sutter Square Galleria properties. As a result of such listings and sale, we reclassified amounts related to the 525 B Street, Atrium Building and Sutter Square Galleria properties in the condensed consolidated financial statements to reflect the reclassification required by SFAS No. 144.
      Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the 525 B Street, Atrium Building and Sutter Square Galleria properties have been excluded from our results from continuing operations for all periods presented herein. The financial results for the 525 B Street, Atrium Building and Sutter Square Galleria properties are presented in our condensed consolidated statements of operations in a single line item entitled “Income (loss) from discontinued operations” and the related assets and liabilities are presented in the condensed consolidated balance sheets in line items entitled “Properties held for sale, net,” “Assets held for sale, net,” “Mortgage loans payable secured by properties held for sale” and “Liabilities of properties held for sale, net.”

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
      In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimate of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property.
      We have not recorded any impairment losses for the three and nine months ended September 30, 2005 and 2004.

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

      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible assets and below market lease values are included in intangible liabilities in the accompanying condensed consolidated financial statements and are amortized to rental income over the weighted-average remaining term of the acquired leases with each property.
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
      These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

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

Scheduled Lease Expirations
      As of September 30, 2005, our consolidated properties were 87.6% leased. 1.6% of the GLA expires during the remainder of 2005 and 8.2% of the leased GLA expires during 2006. Our leasing strategy for the remainder of 2005 and 2006 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals with the existing tenant. Of the leases expiring in 2005 and 2006, we anticipate, but cannot assure, that approximately 60.2% and 38.9%, respectively, of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we will write-off all tenant relationship intangible assets associated with such tenants.
      On July 1, 2005, United Airlines, a tenant at our Centerpoint Corporate Park property, terminated its lease early and vacated its space at the property. United Airlines occupied 31,000 square feet, or 7.1%, of the GLA at Centerpoint Corporate Park. The lease was scheduled to expire on March 31, 2011. United Airlines has declared bankruptcy and, as a result, it is not likely that we will receive any early termination fees or additional rent or damages. From January 1, 2005 through June 30, 2005, we amortized $697,000 related to the intangible assets associated with United Airlines, thereby fully amortizing all such intangible assets.

Sarbanes-Oxley Act
      The Sarbanes-Oxley Act of 2002 and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs were unanticipated at the time of our formation and may have a material impact on our results of operations and could impact our ability to continue to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders.
      In addition, these laws, rules and regulations create new legal bases for potential administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing its risks of liability and potential sanctions. We expect that our efforts to comply with these laws and regulations will continue to involve significant, and potentially increasing costs and, any failure to comply, could result in fees, fines, penalties or administrative remedies against us.

2005 Acquisitions
      On September 12, 2005, through our wholly-owned subsidiary G REIT — Opus Plaza at Ken Caryl, LLC, we purchased a 100% interest in Opus Plaza at Ken Caryl, a single-story office building of 62,000 of GLA square feet located in Littleton, Colorado. The property was purchased from an unaffiliated third party for a purchase price of $10,176,000. The seller paid Realty a sales commission of $296,000, or 2.9% of the purchase price, of which 75% was passed through to our Advisor pursuant to an agreement between our Advisor and Realty, or the Realty-Triple Net Agreement. At the time of acquisition, we obtained a first mortgage loan from LaSalle Bank National Association, or LaSalle, secured by the property in the amount of $6,700,000. The loan bears interest at a fixed rate of 5.24% per annum and its maturity date is October 1, 2015.

2005 Dispositions
      On August 10, 2005, we sold the 525 B Street property located in San Diego, California to an unaffiliated third party, for a sales price of $116,000,000. In conjunction with the sale of the 525 B Street property, we paid off our existing cross-collateralized debt of $126,000,000 on the 525 B and 600 B Street properties. The sale resulted in us recording a gain of $10,554,000. At closing, we paid a disposition fee to Realty in the amount of $1,115,000, or 1.0% of the sales price, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement, and sales commissions to unaffiliated brokers of $862,000, or 0.7% of the sales price.

Results of Operations
      The operating results are primarily comprised of income derived from our portfolio of properties. Because of the significant property acquisitions throughout the year ended December 31, 2004, the comparability of financial data from period to period is limited.

Comparison of the Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended				Nine Months Ended

	September 30,	September 30,		Percent	September 30,	September 30,		Percent
	2005	2004	Change	Change	2005	2004	Change	Change

Revenues:
Rental income	$26,629,000	$25,772,000	$857,000	3.33%	$79,800,000	$56,675,000	$23,125,000	40.80%
Expenses:
Rental expenses	12,620,000	11,297,000	1,323,000	11.71%	36,847,000	23,221,000	13,626,000	58.68%
General and administrative	678,000	601,000	77,000	12.81%	2,810,000	1,819,000	991,000	54.48%
Depreciation and amortization	9,369,000	9,970,000	(601,000)	(6.03)%	28,271,000	21,813,000	6,458,000	29.61%

	22,667,000	21,868,000	799,000	3.65%	67,928,000	46,853,000	21,075,000	44.98%
Income before other (expense) income, minority interests	3,962,000	3,904,000	58,000	1.49%	11,872,000	9,822,000	2,050,000	20.87%
Other (expense) income:
Interest (including amortization of deferred financing costs)	(7,444,000)	(5,796,000)	(1,648,000)	28.43%	(20,503,000)	(11,528,000)	(8,975,000)	77.85%
Interest and dividend income	373,000	104,000	269,000	258.65%	666,000	339,000	327,000	96.46%
Gain on sale of marketable securities and joint venture	46,000	1,290,000	(1,244,000)	(96.43)%	318,000	1,401,000	(1,083,000)	(77.30%)
Equity in earnings (loss) of unconsolidated real estate	311,000	(356,000)	667,000	(187.36)%	997,000	(255,000)	1,252,000	(490.98%)
Minority interests	75,000	(37,000)	112,000	(302.70)%	183,000	(43,000)	226,000	(525.58%)
Income taxes	—	(411,000)	411,000	(100.00)%	—	(411,000)	411,000	(100.00%)

Loss from continuing operations before discontinued operations	(2,677,000)	(1,302,000)	(1,375,000)	105.61%	(6,467,000)	(675,000)	(5,792,000)	858.07%

Discontinued operations:
Gain on sale of real estate	10,554,000	—	10,554,000	—	10,554,000	—	10,554,000	—
Income (loss) from discontinued operations	483,000	(16,000)	499,000	(3,118.75)%	1,709,000	(166,000)	1,875,000	(1,129.52%)

	11,037,000	(16,000)	11,053,000	(69,081.25)%	12,263,000	(166,000)	12,429,000	(7,487.35%)

Net income (loss)	$8,360,000	$(1,318,000)	$9,678,000	(734.29)%	$5,796,000	$(841,000)	$6,637,000	(789.18%)

      Rental income increased $857,000, or 3.33%, to $26,629,000 and $23,125,000, or 40.80%, to $79,800,000 during the three and nine months ended September 30, 2005, respectively, compared to the same period of the prior year. $1,359,000, or 158%, of the increase was attributable to three properties acquired in the third quarter of 2004 and $24,121,000, or 104%, of the increase was attributable to 11 properties acquired during 2004. $58,000, or 7%, of the increase during the three months ended September 30, 2005 was attributable to the one property acquired in the third quarter of 2005. This was offset by a decrease in rental income of $200,000, or 23%, and $636,000, or 3%, for the three and nine months ended September 30, 2005, as a result of a decrease in the rental income and amortization of below market rental revenue as a result of tenant leases expiring during the periods. In addition, $360,000, or 42% and 2%, of the decrease during the three and nine months ended September 30, 2005, respectively, was attributable to a tenant downsizing at one of our properties.

      Rental expenses increased $1,323,000, or 11.71%, to $12,620,000 and $13,626,000, or 58.68%, to $36,847,000 during the three and nine months ended September 30, 2005, respectively, compared the same period of the prior year. $1,021,000, or 77%, of the increase was attributable to three properties acquired in the third quarter of 2004 and $12,388,000, or 91%, of the increase was attributable to 11 properties acquired in 2004. $1,219,000, or 9%, of the increase during the nine months ended September 30, 2005, was due to increased property taxes as a result of property value reassessments by taxing authorities in the second quarter of 2005. Further contributing to the increase during the three months ended September 30, 2005, were increases in utilities expense as a result of increased usage and increased rates. Rental expenses include, but are not limited to, property tax, utilities, property management and other costs associated with the building operations of the properties.
      General and administrative expenses consist primarily of third party professional legal and accounting fees related to our SEC filings and compliance requirements. General and administrative expenses increased $77,000, or 12.81%, to $678,000 and $991,000 or 54.48%, to $2,810,000 during the three and nine months ended September 30, 2005, respectively, compared to the same period of the prior year. $27,000, or 35%, of the increase was attributable to three properties acquired in the third quarter of 2004 and $100,000, or 10%, of the increase was attributable to 11 properties acquired in 2004. $50,000, or 65%, and $854,000, or 86%, of the increases were attributable to increases in stock compensation expense, board of directors fees and legal and printing fees in 2005.
      Depreciation and amortization expense decreased $601,000, or 6.03%, to $9,369,000 and increased $6,458,000, or 29.61%, to $28,271,000 during the three and nine months ended September 30, 2005, respectively, compared to the same period of the prior year. $624,000, or 104%, of the decrease in depreciation and amortization expense during the three months ended September 30, 2005 was a result of tenant leases expiring during the periods, thereby causing a decrease in the depreciation and amortization expense related to the tenant improvements and lease commissions as the assets were fully amortized. This was offset by an increase in depreciation and amortization expense of $23,000, or 4%, during the three months ended September 30, 2005 as a result of the acquisition of one property in the third quarter of 2005. $7,992,000, or 124%, of the increase during the nine months ended September 30, 2005 was attributable to 11 properties acquired in 2004. $532,000, or 8%, of the increases during the nine months ended September 30, 2005, was due to the early lease termination of United Airlines at our Centerpoint property and the subsequent write-off of the unamortized portion of SFAS No. 141 items allocated to the United Airlines lease. These increases were offset by decreases in depreciation and amortization expense as a result of tenant leases expiring during the periods, thereby causing a decrease in the depreciation and amortization expense related to the tenant improvements and lease commissions as the assets were fully amortized.
      Interest expense increased $1,648,000, or 28.43%, to $7,444,000 and $8,975,000, or 77.85%, to $20,503,000 during the three and nine months ended September 30, 2005, respectively, compared to the same period of the prior year. The increase during the three months ended September 30, 2005 was due to the following: $957,000, or 58%, of the increase was due to the write-off of unamortized loan fees in conjunction with the refinancing of One World Trade Center in July 2005; $493,000, or 30%, of the increase was attributable to three properties acquired in the third quarter of 2004 and one property acquired in the third quarter of 2005; $324,000, or 20%, of the increase was due to the refinancing of variable rate debt at an interest rate of 3.7% per annum into fixed rate debt at 5.48% per annum; $217,000, or 13%, of the increase was due to the breakage of rate lock deposits in September 2005. These increases were offset by decreases of $343,000, or 21%, in interest expense related to market adjustments on the interest rate collar during the three months ended September 30, 2005. The increase during the nine months ended September 30, 2005 was due to the following: $4,639,000, or 52%, of the increase was attributable to 11 properties acquired in 2004 and one property acquired in the third quarter of 2005; $963,000, or 11%, of the increase was due to the refinancing of variable rate debt at an interest rate of 3.7% per annum into fixed rate debt at 5.48% per annum; $959,000, or 11%, of the increase was due to the write-off of unamortized loan fees in conjunction with the refinancing of One World Trade Center in July 2005; $909,000, or 10%, of the increase was due to refinancing of variable rate debt at an interest rate of

3.9% per annum into fixed rate debt at an interest rate of 5.2% per annum in May 2004; $599,000, or 7%, of the increase was due to the breakage of rate lock deposits in June 2005 and September 2005; $165,000, or 2%, of the increase was due to the write-off of unamortized loan fees in conjunction with the refinancing of Madrona in April 2005. As of September 30, 2005, the weighted average interest rate on our outstanding debt was 5.48% per annum compared to 4.18% per annum at September 30, 2004.
      Interest and dividend income increased $269,000, or 258.65%, to $373,000 and $327,000, or 96.46%, to $666,000 during the three and nine months ended September 30, 2005, respectively, compared to the same period of the prior year. $200,000, or 74% and 61%, respectively, of the increase during the three and nine months ended September 30, 2005, is attributable to the breakage of a rate lock deposit in August 2005. $35,000, or 13%, and $28,000, or 9%, of the increase during the three and nine months ended September 30, 2005, was primarily attributable to the interest and dividend income earned on our investment in marketable equity securities. $42,000, or 13%, of the increase during the nine months ended September 30, 2005 was primarily attributable to the interest income earned on the rate lock deposit in accordance with the terms of the rate lock agreement. $52,000, or 16%, of the increase during the nine months ended September 30, 2005 was due to interest income earned on the refinancing proceeds that were held in an escrow account for two and a half months after the refinancing of one of our properties. These increases were offset by decreases in interest income earned in interest bearing cash accounts in the prior year as a result of higher cash balances in the prior year.
      Equity in earnings of unconsolidated real estate increased by $667,000 or 187.36%, to $311,000 and $1,252,000, or 490.98%, to $997,000 during the three and nine months ended September 30, 2005, respectively, compared to the same period of the prior year. The increase was due primarily to the decrease in depreciation and amortization expense resulting from the listing for sale of the Congress Center and Park Sahara properties on February 8, 2005 and April 11, 2005, respectively. In accordance with SFAS No. 144, depreciation was not recorded after the two properties were listed for sale.
      Income taxes consisted of the provision recorded as a result of the gain on sale of the joint venture at the G REIT-TRS, Inc., a taxable REIT subsidiary, in July 2004.
      Income from discontinued operations was $483,000 and $1,709,000 for the three and nine months ended September 30, 2005, respectively, and is comprised of the net operating results of the 525 B Street, Atrium Building and Sutter Square Galleria properties. On August 10, 2005, we sold the 525 B Street property. On May 23, 2005, the board of directors approved the listing for sale of the Atrium Building and Sutter Square Galleria properties.
      Gain on sale of real estate was $10,554,000 for the nine months ended September 30, 2005 and is comprised of the gain on sale of the 525 B Street property which was sold on August 10, 2005.
      As a result of the above, net income for the three and nine months ended September 30, 2005, was $8,360,000, or $0.19 per basic and diluted share, and $5,796,000, or $0.13 per basic and diluted share, respectively, compared with net loss of ($1,318,000), or ($0.03) per basic and diluted share, and ($841,000), or ($0.02) per basic and diluted share, for the three and nine months ended September 30, 2004, respectively.
Liquidity and Capital Resources

Current Sources of Capital and Liquidity

Cash Flows

Nine Months Ended September 30, 2005 and 2004
      Cash flows provided by operating activities decreased by $12,606,000 for the nine months ended September 30, 2005 compared to the same period of the prior year. The decrease was primarily due to decreases in accounts payable and accrued liabilities, accounts and other receivables, other assets, and distributions received in excess of equity in earnings from investments in unconsolidated real estate. The decreases were offset by increases in depreciation and amortization relating to the newly acquired assets since September 30, 2004.
      Cash flows provided by investing activities were $92,658,000 for the nine months ended September 30, 2005 and were primarily related to the sale of the 525 B Street property in August 2005 offset by increases in capital expenditures, the purchase of the Opus Plaza property in September 2005 and decreases in restricted cash. Cash flows used in investing activities of $217,252,000 for the nine months ended September 30, 2004 were primarily due to the purchases of operating properties, purchases of marketable securities, increases in capital expenditures and decreases in restricted cash.
      Cash flows used in financing activities were $111,299,000 for the nine months ended September 30, 2005. The decrease of $302,871,000 during 2005 compared to 2004 was primarily due to the proceeds received on the second offering which terminated on April 30, 2004 offset by borrowings under our Credit Facility and mortgages payable in 2005. Further contributing to the decrease were repayments under the Credit Facility and mortgage debt. In addition, cash distributions paid to stockholders in 2005 were $24,663,000 compared to $18,089,000 in 2004.
      As a result of the above, cash and cash equivalents increased $1,443,000 for the nine months ended September 30, 2005 to $19,010,000.

Factors Which May Influence Future Sources of Capital and Liquidity

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in securities offerings (including offerings by us, T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Advisor and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Advisor, including us. Our Advisor has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and private investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.

      Our board of directors continues to consider a variety of potential strategic initiatives, including how we will address the errors in the prior performance tables described above. We expect to provide additional information to stockholders prior to year end regarding the prior performance tables.

Advisory Agreement
      Our Advisory Agreement expired July 22, 2005. Our Advisor has proposed that we bear additional costs under the terms for any new advisory agreement to reflect current market rates in our sector. We have entered into negotiations with our Advisor in response to its proposal. Pending agreement on the terms of a renewal of the Advisory Agreement, our Advisor continues to manage us month-to-month basis pursuant to the terms of the expired Advisory Agreement.

Mortgage Loans Payable
      Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of September 30, 2005, we are not presently in compliance with a covenant in our Credit Facility which requires that we maintain a tenant occupancy rate of at least 80% with respect to the properties secured by the Credit Facility. In the event that we are unable to negotiate a waiver from LaSalle with respect to our noncompliance with this and other covenants, or, to the extent applicable, cure such noncompliance, LaSalle can exercise a variety of remedies, including, among others, increasing the base rate of interest on our outstanding debt and preventing us from borrowing additional amounts pursuant to the Credit Facility.
      At the present time (i) our tenant occupancy is 78%, (ii) we have executed a lease which becomes effective on December 1, 2005 which will cause the applicable tenant occupancy to exceed the required 80%, and (iii) we have requested a waiver of the interim covenant non-compliance from LaSalle. In the event, however, that LaSalle does not grant us a waiver regarding these covenants in view of the applicable facts, LaSalle has the right under the Credit Facility to declare an event of default. An event of default by us permits LaSalle, to, among other things, terminate the Credit Facility. In the event that LaSalle pursues their remedies, our liquidity would be constrained and we might be required to seek alternative funding.
      The composition of our aggregate debt balances at September 30, 2005 and December 31, 2004 were as follows:

			Weighted Average
	Total Debt		Interest Rate

	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004

Mortgage, credit facility and other debt
Mortgage	$356,809,000	$442,275,000	5.4%	4.4%
Credit facility and other debt	59,217,000	58,369,000	6.0%	4.5%
Fixed rate and variable rate
Fixed rate	275,138,000	87,264,000	5.3%	5.4%
Variable rate	140,888,000	413,380,000	5.8%	4.2%
      The percentage of fixed rate debt to total debt at September 30, 2005 and December 31, 2004 does not take into consideration the portion of variable rate debt capped by our interest-rate cap agreements. Including the effects of the interest-rate cap agreements, we had fixed or capped 80.2% and 55.9% of our total outstanding debt at September 30, 2005 and December 31, 2004, respectively.

      At September 30, 2005, 33.9% of our total debt required interest payments based on variable rates. Although the interest payments on 80.2% of our debt are either fixed, or hedged through the employment of interest-rate swap and cap agreements at September 30, 2005, the remaining 19.8% of our debt is exposed to fluctuations in interest rates. We cannot provide assurance that we will be able to replace our interest-rate swap and cap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.
      The following table lists the derivative financial instruments held by us as of September 30, 2005:

Notional Amount	Fair Value	Instrument	Rate	Maturity

$75,000,000	—	Cap	5.75%	01/31/2006
14,000,000	—	Cap	5.00%	03/01/2006

$89,000,000	$—

      We have restricted cash balances of $16,867,000 as of September 30, 2005 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.
      On February 8, 2005, our board of directors approved the listing for sale of the Congress Center property, of which we own a 30% TIC interest. On May 23, 2005, our board of directors approved the listing for sale of the Atrium Building and Sutter Square Galleria properties, of which we own 100%. On August 10, 2005, 525 B Street was sold.

Other Liquidity Needs
      We are required to distribute 90% of our REIT taxable income, excluding capital gains, on an annual basis in order to qualify as a REIT for federal income tax purposes. All such distributions are at the discretion of our board of directors. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors our board of directors deem relevant. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We have additional unleveraged equity from our consolidated properties, against which we may borrow, that could be used for such purposes. We may be required to use borrowings under our Credit Facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our stockholders. We anticipate that our current distribution rate will meet our REIT distribution requirements for 2005. Amounts accumulated for distribution to our stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.
      We estimate that our expenditures for capital improvements, tenant improvements and lease commissions will require up to $6,859,000 for the remainder of 2005 and $25,888,000 in 2006. As of September 30, 2005, we had $16,867,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and the remaining expenditures will be paid with net cash from operations. We cannot assure, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
      A material adverse change in the net cash provided by operating activities may affect our ability to fund these items and may affect the financial performance covenants to which we must adhere to under our Credit Facility and our secured notes payable. If we fail to meet our financial performance covenants and we are unable to reach a satisfactory resolution with the lenders or we are unable to renew our Credit Facility, the maturity dates for the unsecured notes payable could be accelerated, and our Credit Facility could become unavailable to us or the interest charged on our Credit Facility could increase. Any of these circumstances could adversely affect our ability to fund working capital and to meet unanticipated cash needs and schedules or committed acquisition and development costs.

Capital Resources

General
      Our primary sources of capital are our real estate operations, our ability to leverage the increased market value in the real estate assets we own and our ability to obtain debt financing from third parties. As of September 30, 2005, our borrowings under our Credit Facility totaled $58,369,000. The remaining borrowing capacity under our Credit Facility totaled $4,735,000 and was comprised of undrawn amounts with respect to the secured properties subject to the terms of our Credit Facility. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments.
      We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. Moreover, our primary source of liquidity to fund property acquisitions, temporary working capital and unanticipated cash needs is our Credit Facility. There is no assurance, however, that we will be able to obtain capital on favorable terms or at all. As of September 30, 2005 and December 31, 2004, our total debt as a percentage of total capitalization was 55.2% and 58.4%, respectively.
      On July 1, 2005, United Airlines, a tenant at our Centerpoint Corporate Park property, terminated its lease early and vacated its space at the property. United Airlines occupied 31,000 square feet, or 7.1%, of the GLA at Centerpoint Corporate Park. The lease was scheduled to expire on March 31, 2011. United Airlines has declared bankruptcy and, as a result, it is not likely that we will receive any early termination fees or rent or damages. From January 1, 2005 through June 30, 2005, we amortized $697,000 related to the intangible assets associated with United Airlines, thereby fully amortizing all such intangible assets.

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
      We anticipate our source for the payment of distributions to be funds from operating activities, as well as short-term and long-term debt and the net proceeds from the sale of one or more of our properties. We will require up to $6,859,000 for the remainder of 2005 for capital expenditures, including, without limitation, tenant and/or capital improvements and lease commissions. In addition, we will require up to $25,888,000 for the year ended December 31, 2006 for capital expenditures and lease commissions. We intend to incur debt to provide funds to the extent the reserves on deposit with the lender of $16,867,000 as of September 30, 2005, are not sufficient or cannot be used for these expenditures. On August 10, 2005, we sold the 525 B Street property. Our board of directors has approved the listing for sale of the Sutter Square Galleria and Atrium properties, of which we own 100%, and of the Congress Center property, of which we own a 30% TIC interest. Upon the sale of these properties, we may use the net proceeds to invest in additional properties.
      Distributions payable to our stockholders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a stockholder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Public Offering of Equity Securities; Use of Proceeds
      Pursuant to our initial public offering, or initial offering, under the Securities Act declared effective by the SEC on July 22, 2002, we offered for sale to the public on a “best efforts” basis a maximum of 20,000,000 shares of our common stock at a price of $10.00 per share and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan, or DRIP, whereby our stockholders could elect to have their distributions reinvested in additional shares of our common stock. On February 9, 2004, we terminated our initial offering and began the sale to the public on a “best efforts” basis of 27,000,000 shares of our common stock at a price of $10.00 per share and up to 1,500,000 additional shares of our common stock in accordance with the DRIP pursuant to our second offering and, together with our initial offering, our offerings. On April 30, 2004, we terminated our second offering, the DRIP and our share repurchase plan.
      From July 22, 2002 through September 30, 2005, we sold and issued 43,865,000 shares of our common stock pursuant to our offerings which resulted in gross proceeds of $437,315,000. Net proceeds after selling commissions, marketing costs, due diligence costs and organization and offering expenses totaled $393,018,000.

Financing
      Mortgages payable, our Credit Facility and other debt as a percentage of total capitalization decreased to 55.2% at September 30, 2005 from 58.4% at December 31, 2004. This decrease was due to the decrease in total debt as a result of the sale of the 525 B Street property and the payoff of the cross-collateralized debt of the 525 B and 600 B Street properties offset by the refinancing of four properties and the financing of the Opus Plaza acquisition during the nine months ended September 30, 2005. In addition, the decrease was due to the decrease in stockholders’ equity due to distributions during the nine months ended September 30, 2005. As of September 30, 2005 and December 31, 2004, our mortgage loans payable balances, including mortgage loans payable secured by property held for sale, were $356,809,000 and $442,275,000, respectively. Our Credit Facility balances at September 30, 2005 and December 31, 2004 were $58,369,000, respectively. Our Margin Security Account balances at September 30, 2005 and December 31, 2004 were $848,000 and $0, respectively.
      Our Operating Partnership has a secured Credit Facility with LaSalle which matures on January 30, 2006. At September 30, 2005, advances under this Credit Facility bear interest, at our election, at the either prime rate or the one-month LIBOR rate plus a margin of 2.25%. Advances are subject to a floor rate of 3.9%. We are required to make interest only payments on a monthly basis. In connection with the terms of our Credit Facility, we granted LaSalle a right of first refusal to finance any other purchases of properties we may make. At September 30, 2005, the terms of the amended Credit Facility provided for maximum potential borrowings of $175,000,000 to the extent we have secured properties with comparable equity. We are currently in discussion with LaSalle regarding a potential renewal and modification to our Credit Facility which, if agreed upon, would reduce our maximum potential borrowings and allow us to utilize the Credit Facility for activities in addition to financing acquisitions. As of September 30, 2005, our borrowings under the Credit Facility totaled $58,369,000 and bore interest at the rate of 5.94% per annum. At September 30, 2005, undrawn amounts subject to the terms of our Credit Facility totaled $4,735,000.
      As of September 30, 2005, we had $19,010,000 in cash and cash equivalents.
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

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $105,462,000 and $105,606,000 at September 30, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $29,628,000 and $29,635,000 at September 30, 2005 and December 31, 2004, respectively.

Cunningham Lending Group, LLC
      The following unconsolidated property has an outstanding unsecured note due to Cunningham at September 30, 2005. The note bears interest at 8% per annum and is due 30 days from origination. On October 14, 2005, Park Sahara repaid the note plus accrued interest.

	Amount of	G REIT’s Portion
Property/Issue Date	Loan	of Debt

Park Sahara:
09/27/05	$40,000	$2,000

Triple Net Properties, LLC
      The following unconsolidated property has outstanding unsecured notes due to our Advisor at September 30, 2005. The notes bear interest at 12% per annum and are due on demand.

	Amount of	G REIT’s Portion
Property/Issue Date	Loan	of Debt

Park Sahara:
01/31/04	$14,000	$1,000
04/09/04	30,000	1,000

Total	$44,000	$2,000

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
Debt Service Requirements
      One of our principal liquidity needs are payments of interest and principal on outstanding indebtedness, which includes mortgages, our Credit Facility and other debt. As of September 30, 2005, 16 of our properties were subject to existing mortgages, including mortgage loans payable secured by property held for sale, which had an aggregate principal amount outstanding of $356,809,000. The outstanding balance on our Credit Facility and other debt was $59,217,000. Our total debt consisted of

$275,138,000, or 66% allocable fixed rate debt at a weighted-average interest rate of 5.31% per annum and $140,888,000 of variable rate debt at a weighted-average interest rate of 5.81% per annum. The variable rate debt includes $59,217,000 on our Credit Facility and margin loan on our marketable securities. $58,369,000, or 41%, of our variable rate debt, is subject to an interest rate cap agreement that at September 30, 2005 would convert this variable debt into fixed rate debt at an interest rate of 8.00% per annum if LIBOR rates were to increase above the 5.75% cap rate. As of September 30, 2005, the weighted-average interest rate on our outstanding debt was 5.48% per annum.

Contractual Obligations
      The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and our Credit Facility and to our scheduled interest payments of our fixed and variable rate debt at September 30, 2005. It also provides information about the minimum commitments due in connection with our ground lease obligations at September 30, 2005. The table does not reflect any available extension options.

	Payments Due by Period

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2005)	(2006-2007)	(2008-2009)	(After 2009)	Total

Principal payments — variable rate debt	$881,000	$134,356,000	$5,651,000	$—	$140,888,000
Principal payments — fixed rate debt	299,000	12,342,000	38,157,000	224,340,000	275,138,000
Interest payments — variable rate debt (based on rate in effect at September 30, 2005)	2,047,000	4,203,000	309,000	—	6,559,000
Interest payments — fixed rate debt	3,442,000	27,484,000	24,022,000	44,702,000	99,650,000
Ground lease obligations	93,000	742,000	742,000	1,036,000	2,613,000

Total	$6,762,000	$179,127,000	$68,881,000	$270,078,000	$524,848,000

Off-Balance Sheet Arrangements
      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Inflation
      We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of our cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements on a per square foot allowance. Due to the long-term nature of the leases, among other factors, however, the leases may not re-set frequently enough to cover inflation.
Funds from Operations
      We define Funds from Operations, or FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trust, or NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO.
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
      Following is the calculation of FFO for the nine months ended September 30, 2005 and 2004, respectively:

	Nine Months Ended
	September 30,

	2005	2004

Net income (loss)	$5,796,000	$(841,000)
Add:
Depreciation and amortization — continuing operations	27,959,000	21,735,000
Depreciation and amortization — discontinued operations	844,000	2,005,000
Depreciation and amortization — unconsolidated properties	167,000	1,186,000
Less:
Gain on sale of real estate and joint venture (net of related income tax)	(10,554,000)	(748,000)

Funds from operations	$24,212,000	$23,337,000

Weighted average common shares outstanding — basic and diluted	43,866,000	35,141,000

Gain on the sale of investments included in net income (loss) and FFO	$318,000	$255,000

Subsequent Events
      On October 18, 2005, our Advisor entered into an agreement on our behalf for the sale of the Park Sahara property in Las Vegas, Nevada, of which we own a 4.75% interest, to an unaffiliated third party for a total sales price of $17,455,000. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2005.
      On October 21, 2005, through our wholly-owned subsidiary G REIT — Eaton Freeway Industrial Park, LLC, we purchased a 100% interest in Eaton Freeway, a four-building multi-tenant industrial complex totaling 62,000 of GLA square feet located in Phoenix, Arizona. The property was purchased from an unaffiliated third party for a purchase price of $7,588,000. We paid Realty a sales commission of $152,000, or 2.0% of the purchase price, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. At acquisition, we obtained a first mortgage loan secured by the property from Principal Bank, in the amount of $5,000,000. The loan bears interest at a fixed rate of 5.21% per annum and the maturity date of the loan is May 1, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rate debt to fixed rate debt. We may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to seek to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of September 30, 2005, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date

	2005	2006	2007	2008	2009	Thereafter	Total

Fixed rate debt	$299,000	$1,223,000	$11,119,000	$5,497,000	$32,660,000	$224,340,000	$275,138,000
Average interest rate on maturing debt	5.37%	5.37%	5.84%	6.39%	5.47%	5.23%	5.31%
Variable rate debt	$881,000	$110,218,000	$24,138,000	$146,000	$5,505,000	$—	$140,888,000
Average interest rate on maturing debt	7.79%	5.64%	6.59%	5.54%	5.54%	—	5.81%
      The weighted average interest rate of our mortgage debt as of September 30, 2005 was 5.48% per annum. At September 30, 2005, our mortgage debt consisted of $275,138,000, or 66%, of the total debt at a fixed interest rate of 5.31% per annum and $140,888,000, or 34%, of the total debt at a variable interest rate of 5.81% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of September 30, 2005, for example, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $702,000, or less than 8.6%.

Item 4.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
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
      During the period covered by this report, we continued an evaluation under the supervision and with the participation of our management, including our chief executive officer, chief financial officer, together with our Advisor and audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
      In connection with the audit for the year ended December 31, 2004, Deloitte and Touche LLP, or Deloitte, our independent registered public accounting firm, notified our management and audit committee of the existence of “reportable conditions,” which is an accounting term for internal control deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information. The significant deficiencies identified by Deloitte, related to, among other things, our need to formalize policies and procedures including accounting for real estate properties, estimating and recording certain fees and charges, reconciling accounts and management information systems, and our need to perform and review certain account and expense reconciliations in a timely and accurate manner.
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

      (b) Changes in internal control over financial reporting. During the three months ended September 30, 2005, we continued to develop our internal controls as follows: we continued to hire qualified and experienced personnel; we continued the design process for design and implementation of our policies and procedures, including designing and implementing a training program; and we reviewed, tested and certified the financial information presented. We will continue to make changes in our internal control processes in the future and anticipate that the internal controls will be in place and functional over the next several quarters.
PART II — OTHER INFORMATION
Item 1.     Legal Proceedings.
SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in securities offerings (including offerings by us, T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Advisor and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Advisor, including us. Our Advisor has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and private investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.
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
Date: November 14, 2005

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Exhibit

3.1		Articles of Incorporation of the Registrant (included as Appendix B to our Definitive Proxy Statement on Form 14A filed on May 27, 2004 and incorporated herein be reference).
3.2		Bylaws of the Registrant (included as Appendix C to our Definitive Proxy Statement on Form 14A filed on May 27, 2004 and incorporated herein by reference).

4.1		Form of our Common Stock Certificate (included as Exhibit 4.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.1		Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between GREIT — 525 and 600 B Street, LP and Hines-Sumisei US Core Office Properties, LP dated June 27, 2005 (included as Exhibit 99 to the Form 8-K filed by us on June 29, 2005 and incorporated herein by reference).

10	.2*	Fourth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between GREIT — 525 and 600 B Street, LP and Hines-Sumisei US Core Office Properties, LP dated July 13, 2005.

31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.