Form 10-K
period 2005-12-31
G REIT INC
filed 2006-03-17
CIK 1164246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15	(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Title of Class:

Common Stock
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☐          Accelerated filer ☐          Non-accelerated filer     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $438,365,000. No established market exists for the registrant’s shares of common stock.
      As of March 17, 2006, there were 43,920,000 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.
(A Maryland Corporation)

PART I
FORWARD — LOOKING STATEMENTS

Item 1.	Business
      Significant events occurring since November 14, 2005 (the filing date of the Form 10-Q for the third quarter of 2005) include:

•	On December 19, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our stockholders at a Special Meeting of Stockholders held on February 27, 2006. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged a financial advisor, Robert A. Stanger & Co., Inc., or Stanger, to assist us in identifying, and evaluating the strategic alternatives available to us, and to prepare an estimated per share net asset value analysis of our business. Stanger also rendered an opinion stating that our net real estate liquidation value range estimate and our estimated per share distribution range were reasonable at the time our board of directors approved our plan of liquidation.

•	On December 19, 2005, Anthony W. Thompson, our chairman of the board of directors, chief executive officer and president, voluntarily resigned as the chief executive officer and president of G REIT, Inc. to dedicate additional time to his other business, and philanthropic and educational interests. Effective as of December 19, 2005, Scott D. Peters, our former executive vice-president and chief financial officer, was appointed as our chief executive officer and president. In addition to his other qualifications, Mr. Peters brings substantial focus, direction and experience to the liquidation process based on his past experience as a chief financial officer of a publicly-traded real estate investment trust, or REIT, that also adopted a plan of liquidation. Mr. Thompson will continue to be actively involved on our behalf as our chairman of the board of directors and as the chief executive officer and chairman of Triple Net Properties, LLC, our Advisor.

•	On January 13, 2006, we filed a Current Report on Form 8-K and a definitive proxy in which we included the Revised Prior Performance Tables (as defined below). As we previously disclosed in our public filings, the prior performance information included in our prospectuses dated July 22, 2002 through January 23, 2004 and delivered to investors who purchased an aggregate of 43,865,000 shares of our common stock in our public offerings, or Prospectuses, contained certain errors. In these Prospectuses, we presented information on the prior performance of other real estate investment programs advised, sponsored or managed by our Advisor. Certain of the prior performance tables contained in the Prospectuses, or the Historical Tables, contained errors which in some cases had the effect of misstating the revenue generated by, and other financial data of, these programs. Our Advisor, with the assistance of outside financial consultants, has reviewed the Historical Tables and has provided revised prior performance information, or the Revised Prior Performance Tables, to revise the incorrect information in the Prospectuses. The Revised Prior Performance Tables were filed as Exhibit 99.1 to the Form 8-K and Exhibit C to the definitive proxy.

•	On January 25, 2006, we entered into a Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, for a secured credit facility, or Credit Facility, in the amount of $58,369,000, with lenders: (i) LaSalle Bank National Association, or LaSalle; (ii) Bank of America, National Association; and (iii) Citizens Financial Bank, for the purpose of facilitating our plan of liquidation. The Amended Credit Agreement amends and restates our former Credit Facility under that certain Amended and Restated Credit Agreement dated July 17, 2003, and subsequent amendments, or the Original Credit Agreement, entered into between us and LaSalle and other lenders.

OUR COMPANY
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
      Prior to the adoption of our plan of liquidation, we were incorporated to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. As of December 31, 2005, we owned interests in 25 properties aggregating a total gross leaseable area, or GLA, of 6.2 million square feet, including 24 consolidated and one unconsolidated interest in office properties. As of December 31, 2005, 87.4% of the total GLA of our consolidated properties was leased and tenants with a government orientation occupied 41.1% of the total GLA.
      We conduct business and own properties through our Operating Partnership, which was formed as a Virginia limited partnership in December 2001. As of December 31, 2005, we are the sole general partner of our Operating Partnership and have control over the affairs of our Operating Partnership. We own 100% of the equity interests therein, except for 100 incentive non-voting ownership units issued to our Advisor, which is 36% owned by Anthony W. Thompson, our chairman of the board of directors. These incentive units entitle our Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to our stockholders. In addition, our Advisor is entitled to incentive distributions from net proceeds from the sale of our properties after our stockholders have received their invested capital, as defined, plus an 8% return on such invested capital.
      Our day-to-day operations are managed by our Advisor under an advisory agreement, or the Advisory Agreement. The Advisory Agreement expired on July 22, 2005. Based on the adoption of our plan of liquidation, our Advisor has agreed to continue to provide services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director who own in the aggregate a total of 40% of the equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Advisor, to provide various services to us and our properties.
PLAN OF LIQUIDATION
      On December 19, 2005, following an extensive review of our strategic alternatives, our board of directors and a special committee of our board of directors concluded that a liquidation of our company at this time would more likely provide stockholders with a greater return on their investment within a reasonable period of time than other alternatives and approved a plan of liquidation which was thereafter approved by our stockholders at the Special Meeting of Stockholders held on February 27, 2006, or 2006 Special Stockholders Meeting. Our proposed plan of liquidation was approved by a majority vote of the shares present or represented by proxy at our 2006 Special Stockholders Meeting.
      Based upon the facts and circumstances prevailing at the time our board of directors approved our plan of liquidation, we estimated that the total amount that we will distribute to stockholders based on our plan of liquidation will be between an aggregate of approximately $452,770,000 and $504,930,000, or between $10.31 and $11.50 per share. Moreover, as of December 19, 2005, our independent financial advisor, Stanger, estimated that our probable liquidation value per share is approximately $10.46.
      We expect to sell all of our assets within the 24-month period following the approval of our plan of liquidation. While we expect to make liquidating distributions to our stockholders throughout the 24-month period of the liquidation process, we cannot tell you the number or timing of the liquidating distributions. We will liquidate and dissolve the Operating Partnership and our subsidiaries, and distribute the net proceeds of such liquidation in accordance with the provisions of our Operating Partnership Agreement, our subsidiaries’ charters and the laws of the State of Maryland, the States of California, Delaware, Florida, Illinois, Missouri, Nebraska, Pennsylvania, Texas and Washington, and the Commonwealth of Virginia, as applicable. We will make the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for estimated liabilities.
      If we cannot dispose of our assets and pay or provide for our liabilities within 24 months after approval by our stockholders of our plan of liquidation, or if our board of directors and the special committee otherwise determines that it is advantageous to do so before the end of such 24-month period, we may transfer our remaining assets and liabilities to a liquidating trust. If we transfer our assets to a liquidating trust, our stockholders will receive identical beneficial interests in the liquidating trust. These interests generally will not be transferable. The liquidating trust would be managed by one or more trustees designated by the special committee and would continue the process of selling our assets and paying or providing for payment of our liabilities. Any proceeds from the sale of our assets remaining after payment of our liabilities would be distributed to the holders of beneficial interests in the liquidating trust. For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the Securities and Exchange Commission, or SEC, on January 13, 2006.
      We have been operating and intend to continue operating until the liquidation is complete as a REIT for federal and state income tax purposes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, or Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2005, we believe we are in compliance with all relevant REIT requirements. Although we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT.
      Our Advisor’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and the telephone number is (877) 888-7348. We make our periodic and current reports available on our Advisor’s website at www.1031nnn.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing by any stockholder upon request. We do not maintain our own website or have an address or telephone number separate from our Advisor. Since we pay a management fee to our Advisor, we do not pay rent for the use of its space.
Public Offering of Equity Securities; Use of Proceeds
      Pursuant to our initial public offering, or Initial Offering, under the Securities Act declared effective by the SEC on July 22, 2002, we offered for sale to the public on a “best efforts” basis a maximum of 20,000,000 shares of our common stock at a price of $10.00 per share and up to 1,000,000 additional shares pursuant to a dividend reinvestment plan, or DRIP, whereby our stockholders could elect to have their distributions reinvested in additional shares of our common stock. On February 9, 2004, we terminated our Initial Offering and began the sale to the public on a “best efforts” basis 27,000,000 shares of our common stock at a price of $10.00 per share and up to 1,500,000 additional shares of our common stock in accordance with the DRIP, or our Second Offering and, together with our Initial Offering, our Offerings. On April 30, 2004, we terminated our Second Offering, the DRIP and our share repurchase plan.
      From July 22, 2002 through April 30, 2004, we sold and issued 43,865,000 shares of our common stock pursuant to our Offerings which resulted in gross proceeds of $437,315,000. Net proceeds after selling commissions, marketing costs, due diligence costs and organization and offering expenses totaled $393,018,000.

CURRENT INVESTMENT OBJECTIVES AND POLICIES
General
      Due to the adoption of our plan of liquidation, we will not acquire any new properties, and we are focused on liquidating our properties. In accordance with our plan of liquidation, our primary objective is to obtain the highest possible sales value for our properties, while maintaining current income from these investments. Pursuant thereto, we have sought to:

•	hold our income producing real property (or interests therein) generally through equity investments in a manner which permits us to continue to qualify as a REIT for federal income tax purposes;

•	generate cash through the sale of our properties;

•	preserve and protect stockholder capital; and

•	realize capital appreciation upon the ultimate sale of our properties.
      However, we cannot assure our stockholders that we will attain all of these objectives or that stockholder capital will not decrease.
      As of December 31, 2005, eight of our properties were located in California, seven in Texas and one in each of Florida, Delaware, Illinois, Nebraska, Washington, Maryland, Missouri, Pennsylvania, Arizona and Colorado. Our consolidated properties were 87.4% leased as of December 31, 2005. Most of our leases are “gross” leases with terms of five years or more, usually providing for a base minimum annual rent with periodic increases. Our gross leases typically require that we pay all or a majority of the operating expenses, including real estate taxes, special assessments, utilities, insurance and building repairs related to the property. In addition, most of our government tenant leases may permit tenants to terminate under certain circumstances, including, for example, in the event of their failure to obtain financial appropriations or in the event of the termination or non-renewal of a material contract.
Disposition Strategies
      In accordance with our plan of liquidation, we currently consider various factors when evaluating potential property dispositions. These factors include, without limitation, the following:

•	the ability to sell our properties at the highest possible price in order to maximize the return to our stockholders;

•	the ability of our buyers to finance the transactions; and

•	the ability to complete the transactions within the timeframe of our plan of liquidation.
Operating Strategies
      In accordance with our plan of liquidation, our primary operating strategy is to enhance the performance and value of our properties through management strategies designed to address the needs of current and prospective tenants. Management strategies include:

•	managing costs and seeking to minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	aggressively leasing available space through targeted marketing augmented, where possible, by our Advisor’s local asset and property management offices;

•	improving rental income and cash flow by aggressively marketing rentable space and raising rents when feasible;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize returns; and

•	refinancing properties when favorable financing terms are available to increase the cash flow.

FINANCING POLICIES
      We conduct substantially all of our investment and debt-financing activities through our Operating Partnership. To date, we have financed our investments through a combination of equity as well as secured debt. The terms of our Credit Facility and secured notes contain various financial covenants which require satisfaction of certain total debt-to-asset ratios, secured debt-to-total-asset ratios, debt service coverage ratios, as well as other customary limitations. A primary objective of our financing policy is to manage our financial position to allow us to raise capital at competitive rates. As of December 31, 2005, 17 of our properties were subject to existing mortgages with an aggregate principal amount outstanding of $362,580,000 ($350,402,000 on a liquidation basis), consisting of $269,062,000 on a liquidation basis, or 77%, of fixed rate debt at a weighted-average interest rate of 5.28% per annum and $81,340,000 on a liquidation basis, or 23%, of variable rate debt at a weighted-average interest rate of 6.18% per annum. We utilize certain derivative financial instruments at times to limit interest rate risk. The fixed interest rates and the interest rate swap, cap and collar agreements on the variable interest rates limit the risk of fluctuating interest rates. The derivatives we enter into, and the only derivative transactions approved by our board of directors, are those which are used only for hedging purposes rather than speculation. If an anticipated hedged transaction does not occur, any positive or negative value of the derivative will be recognized immediately in net income.
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
      While we expect to continue to qualify as a REIT until our dissolution, given the change in the nature of our real estate holdings and in our sources of income that could result from dispositions of our real estate assets and the need to retain liquid assets in order to meet our liabilities, no assurance can be given that we will not lose or terminate our status as a REIT.
DISTRIBUTION POLICY
      In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. We intend to continue to pay regular monthly distributions to our stockholders at an annualized rate of approximately 7.50% until we have made liquidating distributions pursuant to our plan of liquidation totaling $150,000,000. Thereafter, we do not expect to pay regular monthly distributions; however, we expect to satisfy the REIT distribution requirements through any liquidating distributions made pursuant to our plan of liquidation. Every payment of distributions will be subject to the availability of cash and the discretion of our board of directors.
COMPETITION
      We compete with a considerable number of other real estate companies seeking to lease office space, some of which have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.
      When we dispose of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds than our estimated liquidation proceeds.
      We hold interests in properties located in California, Texas, Nebraska, Florida, Delaware, Washington, Pennsylvania, Missouri, Maryland, Illinois, Colorado and Arizona. Other entities managed by our Advisor also own property interests in some of the same regions in which we own property interests and such properties are managed by Realty. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by our Advisor or Realty. Our Advisor and Realty have interests that may vary from those we may have in such geographic markets.
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
      Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.
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
SIGNIFICANT TENANTS
      As of December 31, 2005, none of our tenants accounted for 10% or more of our aggregate annual rental income. However, separate agencies of the General Services Administration had 21 leases at nine of our consolidated properties which accounted for 23.0% of our aggregate annual rental income as of December 31, 2005.
      Our ten largest tenants at our consolidated properties, based upon the aggregate annual contractual base rent set forth in leases in effect as of December 31, 2005, accounted for 34.5% of our aggregate annual rental income as of December 31, 2005. These tenants are:

•	General Services Administration (EPA) at Hawthorne Plaza, at 7.7%;

•	Federal Deposit Insurance Corp. at Pacific Place, at 5.4%;

•	City of San Diego at 600 B St. San Diego, at 4.0%;

•	Jacobs Engineering at One Financial Plaza, at 3.3%;

•	General Services Administration (IRS) at North Pointe Corporate Center, at 2.7%;

•	General Services Administration at Public Ledger Building, at 2.7%;

•	Radian International at AmberOaks Corporate Center, at 2.4%;

•	American Honda Finance Corporation at Madrona, at 2.4%;

•	General Services Administration (U.S. Bankruptcy Court) at 824 Market St., at 2.1%; and

•	Stifel, Nicolaus and Company at One Financial, at 1.8%.
      The loss of these above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.
      We are also subject to a concentration of regional economic exposure as 46.1% and 23.9% of our aggregate annual base rental income is generated by our consolidated properties located in California and Texas, respectively. Regional economic downturns in California and Texas could adversely impact our operations.
EMPLOYEES
      We have no employees and our executive officers are all employees of our Advisor. Substantially all of our work is performed by employees of our Advisor and its affiliates.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
      We internally evaluate all of our properties as one industry segment, and, accordingly, we do not report segment information.

Item 1A.	Risk Factors
RISKS RELATED TO OUR LIQUIDATION

If we are unable to find buyers for our assets at our expected sales prices, our liquidating distributions may be delayed or reduced.
      As of March 17, 2006, none of our 25 property interests are subject to a binding sale agreement providing for their sale. In calculating our estimated range of liquidating distributions, we assumed that we will be able to find buyers for our properties at amounts based on our estimated range of market values for each property. However, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s market value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating payments to our stockholders would be delayed or reduced. Furthermore, the projected liquidating distribution is based upon our Advisor’s estimates of the range of market value for each property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from each property may also be affected by the terms of prepayment or assumption costs associated with debt encumbering each property. In addition, minority ownership matters, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net liquidation proceeds from those assets.

Decreases in property values may reduce the amount that we receive upon a sale of our assets.
      The underlying value of our interests in office properties may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

•	adverse changes in economic conditions;

•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;

•	potential major repairs which are not presently contemplated;

•	terminations and renewals of leases by our tenants;

•	changes in interest rates and the availability of financing;

•	competition; and

•	changes in real estate tax rates and other operating expenses.
      Any reduction in the value of our properties would make it more difficult for us to sell our assets for the amounts that we have estimated. Reductions in the amounts that we receive when we sell our assets could decrease or delay the payment of distributions to stockholders.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions may be delayed or reduced.
      In calculating our estimated liquidating distributions, we assumed that we would maintain the occupancy rates of currently-leased space, that we would be able to rent certain currently available space and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the resale value of the properties, which would reduce our liquidating distributions. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.
      Before making the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our board of directors may also decide to establish a reserve fund to pay these contingent claims. The amounts of transaction costs in the liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our projected liquidating distributions. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation value may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our stockholders may be delayed or reduced.

If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions may be delayed or reduced.
      We will seek to enter into binding sale agreements for all of our properties. The consummation of the potential sales for which we will enter into sale agreements in the future will be subject to satisfaction of closing conditions. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the assets which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for this asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating payments to our stockholders would be delayed or reduced.

Pursuing our plan of liquidation may cause us to fail to qualify as a REIT, which would dramatically lower the amount of our liquidating distributions.
      We value our status as a REIT under the Code because for so long as we qualify as a REIT and distribute all of our taxable income, we generally would not be subject to federal income tax. While our board of directors does not presently intend to terminate our REIT status prior to the final distribution of our assets and our dissolution, pursuant to our plan of liquidation, our board of directors may take actions which would result in such a loss of REIT status. Upon the final distribution of our assets and our dissolution, our existence and our REIT status will terminate. However, there is a risk that our actions in pursuit of our plan of liquidation may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We may encounter difficulties satisfying these requirements as part of the liquidation process. In addition, in selling our assets, we may recognize ordinary income in excess of the cash received, especially after deducting from those cash proceeds any amounts that we are contractually obligated to immediately repay to the lenders under any credit facility. The REIT rules require us to pay out a large portion of our ordinary income in the form of a dividend to stockholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we are unable to borrow to fund the required dividend or find another alternative way to meet the REIT distribution requirements, we may cease to qualify as a REIT. While we expect to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):

•	not be allowed a deduction for dividends paid to stockholders in computing our taxable income;

•	be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates;

•	be subject to increased state and local taxes; and

•	be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four following taxable years.
      As a result of these consequences, our failure to qualify as a REIT could substantially reduce the funds available for distribution to our stockholders.

Pursuing our plan of liquidation may cause us to be subject to federal income tax, which would reduce the amount of our liquidating distributions.
      We generally are not subject to federal income tax to the extent that we distribute to our stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year. However, we are subject to federal income tax to the extent that our taxable income exceeds the amount of dividends paid to our stockholders for the taxable year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year, plus 95% of our capital gain net income for that year, plus 100% of our undistributed taxable income from prior years. While we intend to make distributions to our stockholders sufficient to avoid the imposition of any federal income tax on our taxable income and the imposition of the excise tax, differences in timing between the actual receipt of income and actual payment of deductible expenses, and the inclusion of such income and deduction of such expenses in arriving at our taxable income, could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay federal income and excise taxes. The cost of borrowing or the payment of federal income and excise taxes would reduce the funds available for distribution to our stockholders.

The sale of our assets may cause us to be subject to a 100% excise tax on “prohibited transactions,” which would reduce the amount of our liquidating distributions.
      REITs are subject to a 100% excise tax on any gain from “prohibited transactions,” which include sales or other dispositions of assets held for sale to customers in the ordinary course of the REIT’s trade or business. The determination of whether property is held for sale to customers in the ordinary course of our trade or business is inherently factual in nature and, thus, cannot be predicted with certainty. The Code does provide a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions, but we may not be able to satisfy these conditions. While we do not believe that any of our property should be considered to be held for sale to customers in the ordinary course of our trade or business, because of the substantial number of properties that would have to be sold and the active marketing that would be necessary, there is a risk that the Internal Revenue Service would seek to treat some or all of the property sales as prohibited transactions, resulting in the payment of taxes by us as described above, in which case the amount available for distribution to our stockholders could be significantly reduced.

The pending SEC investigation of our Advisor could result in lawsuits or other actions against us or our affiliates.
      On September 16, 2004, our Advisor learned that the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. This investigation could result in fines, penalties or administrative remedies imposed on us, which could reduce and/or delay the amount of distributions under our plan of liquidation.

If we are unable to retain our Advisor, our executives and sufficient staff members to complete our plan of liquidation, our liquidating distributions might be delayed or reduced.
      Our day-to-day operations are managed by our Advisor. We have no employees and our executive officers are all employees of our Advisor. We face the risk that we may lose the services of our Advisor and consequently our executive officers and sufficient staff members. The Advisory Agreement with our Advisor expired on July 22, 2005. Our Advisor proposed that we bear additional costs under the terms of any new advisory agreement to reflect current market rates in our sector; however, in connection with the approval of our plan of liquidation by our stockholders, our Advisor’s board of managers has agreed to continue to provide such services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. However, we have no binding agreement with our Advisor to continue to provide services pursuant to the expired Advisory Agreement and thus face the risk that our Advisor will not continue to provide services to us. If we are unable to retain the services of our Advisor throughout the period of the liquidation process, we may be unable to complete our plan of liquidation in as expeditious a manner as might otherwise be the case or on terms as favorable to us as our Advisor may be able to do so, because of the loss of our Advisor’s experience and familiarity with our assets and business. In addition, we would also incur transitional costs if we were either to become self-managed or enter an advisory relationship with a new advisor.
      Even if we are able to retain the services of our Advisor throughout the period of the liquidation process, our ability to complete our plan of liquidation in a timely manner also depends on the continued services of our executive officers. Our ability to complete any sales, to locate qualified buyers for our other assets and to negotiate and complete any such sales, depends to a large extent upon the experience and abilities of our executive officers, including, without limitation, Scott D. Peters and Andrea R. Biller, their familiarity with our assets, our counter-parties to any sale agreements and the market for our properties, and their ability to efficiently manage the professionals in the process as well as our Advisor. We face the risk that our Advisor’s employees may seek other employment rather than remain with our Advisor throughout the period of the liquidation process. If our Advisor is unable to retain appropriate qualified key executives and staff to complete our plan of liquidation in a reasonably expeditious manner, liquidating distributions might be delayed or reduced. Furthermore, the fees to be paid to our Advisor pursuant to the Advisory Agreement are based in part upon the value of our assets managed by our Advisor. As we sell our properties during the period of the liquidation process, our Advisor’s fees for managing our portfolio of properties will decrease. Accordingly, we face the risk that our Advisor will reassign certain of our executive officers to the management of other entities advised by our Advisor, and/or that our Advisor may reduce the number or the amount of resources dedicated to the management of our properties as we sell our assets during the period of the liquidation process. Moreover, we face the risk that our Advisor will not continue to provide services to us upon the transfer of our assets to a liquidating trust. If we lose the services of our executive officers or if we do not have sufficient resources dedicated to our management, we may be unable to complete our plan of liquidation in as expeditious a manner as we anticipate and, therefore, any liquidating distributions received by our stockholders may be delayed and/or reduced.

Our stockholders may not receive any profits resulting from the sale of one or more of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.
      Our stockholders may experience a delay before receiving their share of the net proceeds of such liquidation. In liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We do not have any limitations or restrictions on the right to take such purchase money obligations. To the extent we receive promissory notes or other property in lieu of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. We may receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments may be spread over a number of years. In such event, our stockholders may experience a delay in the distribution of the net proceeds of a sale until such time as the installment payments are received.

Our entity value may be adversely affected by our adoption of our plan of liquidation.
      Based on the approval of our plan of liquidation, we are committed to winding-up our operations. This may adversely affect the value that a potential acquirer might place on us. It may also preclude other possible courses of action not yet identified by our board of directors or the special committee.

There can be no assurance that our plan of liquidation will result in greater returns to our stockholders on their investment within a reasonable period of time than our stockholders would receive through other alternatives reasonably available to us at this time.
      Our stockholders will no longer participate in any future earnings or growth of our assets or benefit from any increases in the value of our assets once such assets are sold. While our board of directors and the special committee each believe that a liquidation at this time will be more likely to provide our stockholders with a greater return on their investment within a reasonable period of time, than our stockholders would receive through other alternatives reasonably available to us, such belief relies on certain assumptions and judgments concerning future events.

Our board of directors may amend our approved plan of liquidation.
      Our board of directors may amend our plan of liquidation without further stockholder approval, to the extent permitted by Maryland law. Thus, to the extent that Maryland law permits us to do so, we may decide to conduct the liquidation differently than previously described in our definitive proxy statement filed with the SEC on January 13, 2006.

Our board of directors will have the authority to sell our assets under terms less favorable that those assumed for the purpose of estimating our net liquidation value range.
      Our directors will have the authority to sell any and all of our assets on such terms and to such parties as our board of directors determines in its sole discretion. Our stockholders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales.

Approval of our plan of liquidation may lead to stockholder litigation which could result in substantial costs and distract our management.
      Historically, extraordinary corporate actions by a company, such as our plan of liquidation, sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of our plan of liquidation. As of March 17, 2006, no such lawsuits relative to our plan of liquidation were pending. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert management’s attention from implementing our plan of liquidation and otherwise operating our business. If we do not prevail in such a lawsuit, we may be liable for damages. We cannot predict the amount of any such damages, however, if applicable, they may be significant and may reduce our cash available for distribution.

Our officers and directors and our Advisor have conflicts of interest that may influence their implementation of our plan of liquidation and may cause them to manage our liquidation in a manner not solely in the best interests of our stockholders.
      In considering the recommendations of our board of directors and the special committee with respect to our plan of liquidation, our stockholders should be aware that some of our directors and officers and our Advisor have interests in the liquidation that are different from our stockholders interests. Our board of directors and the special committee are aware of these actual and potential conflicts of interest. Some of the conflicts of interest presented by the liquidation are summarized below.
      One of our directors and three of our executive officers are members of our Advisor’s board of managers and all of our executive officers are employees of our Advisor. We do not pay any direct compensation to our executive officers. Instead, such executive officers are compensated by our Advisor. Additionally, Mr. Thompson and certain of our management collectively own approximately 40% of the equity of our Advisor.
      Our Advisor has engaged Realty to perform certain services for us in accordance with the terms of our Advisory Agreement. Based on the estimated sales prices of our properties, we will pay fees to Realty, which we estimate will be between approximately $13,482,000 and $14,343,000 for disposing of our property interests, of which 75% will be passed through to our Advisor pursuant to an agreement between Realty and our Advisor, or the Realty-Triple Net Agreement.
      Our Advisor and Realty also have agreements with certain affiliated co-owners of our properties, pursuant to which Realty will also receive fees for the disposition of the affiliated co-owners’ interests in the underlying property. Based on our estimated sales prices, we estimate that the disposition fees that will be received by Realty from the affiliated co-owners will be between approximately $2,008,000 and $2,103,000, of which 75% will be passed through to our Advisor pursuant to the Realty-Triple Net Agreement. Moreover, if we sell one or more of our properties to one or more of our affiliates, our Advisor and Realty may receive additional fees from the purchaser of the underlying property.
      Our Advisor owns 23,138 shares of our common stock, for which we estimate it will receive liquidating distributions of between approximately $239,000 and $266,000 in connection with our liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.
      Our executive officers and directors own a total of 30,175 shares of our common stock, for which we estimate they will receive liquidating distributions of between approximately $311,000 and $347,000 in connection with our liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.
      As of February 27, 2006, our independent directors own a total of 55,000 vested shares of restricted common stock granted pursuant to our 2004 incentive award plan for which we estimate they will collectively receive liquidating distributions of between approximately $567,000 and $633,000 in connection with our liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows. As of February 27, 2006, all outstanding stock options issued pursuant to our independent director and officer and employee stock options plans were terminated and forfeited.
      Our independent directors will become entitled to receive milestone payments if they remain a member of our board of directors and the special committee at certain specified dates and upon the receipt by our stockholders of at least $11.00 per share in aggregate liquidating distributions. Assuming that these directors receive the maximum amount of milestone payments, they will each receive aggregate payments of up to $100,000.
      We will pay Scott D. Peters and Andrea R. Biller retention bonuses of $50,000 and $25,000, respectively, upon the filing of each of our annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. Additionally, our Advisor will pay to each of Scott D. Peters and Andrea R. Biller a performance-based bonus of $100,000 upon the receipt by our Advisor of net commissions aggregating $5,000,000 or more from the sale of our properties.
      Our plan of liquidation permits us to sell one or more of our properties to one or more of our affiliates, but only if the transaction is approved by the special committee. If we enter such a transaction, the special committee will only approve the transaction if (i) they determine that the consideration to be received by us in connection with such transaction is fair to us and the transaction is in our best interests, and (ii) we have obtained an appraisal of such asset showing that the proposed sale price is within the appraiser’s range of estimated values for the asset, or we have obtained an opinion from Stanger, or another financial advisor with similar qualifications, that the consideration to be received by us in connection with such sale is fair to us from a financial point of view. We expect that the special committee will require that Stanger opine to us, from a financial point of view, as to the fairness of the consideration to be received by us in such transaction or conduct an appraisal of the underlying property. In no event will the special committee approve a transaction if we have received a higher offer for the property from a credible party whom we reasonably believe is ready, able and willing to close the transaction on the proposed terms. Additionally, if we sell one or more of our properties to unaffiliated third parties or our affiliates, our Advisor, Realty or an affiliate of our Advisor may manage one or more of such properties following their sale, which would entitle our Advisor, Realty or an affiliate of our Advisor to receive additional fees.
      Our Advisor also owns 100 non-voting incentive performance units in the Operating Partnership. These incentive units entitle our Advisor to receive certain incentive distributions from net proceeds from the sale of our properties after our stockholders have received their invested capital, as defined in our Operating Partnership Agreement, plus an 8% return on such invested capital. After the sale of the Operating Partnership’s assets, and payment of, or adequate provision for, the debts and obligations of the Operating Partnership, our Advisor will receive an incentive performance distribution between approximately $0 and $9,070,000.
      Consequently, our officers and directors and our Advisor are more likely to support our plan of liquidation than might otherwise be the case if they did not expect to receive those payments. Additionally, because of the above conflicts of interest, our officers and directors and our Advisor may make decisions or take actions based on factors other than the best interests of our stockholders throughout the period of the liquidation process.

Distributing interests in a liquidating trust may cause our stockholders to recognize gain prior to the receipt of cash.
      The REIT provisions of the Code generally require that each year we distribute as a dividend to our stockholders 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). Based on our projected accumulated earnings and profits, our liquidating distributions will not qualify as dividends for this purpose unless, among other things, we make such distributions within 24 months after the adoption of our plan of liquidation. Although we anticipate that we will meet this timetable, conditions may arise which cause us not to be able to liquidate within such 24-month period. For instance, it may not be possible to sell our assets at acceptable prices during such period. In such event, rather than retain our assets and risk losing our status as a REIT, we may elect to contribute our remaining assets and liabilities to a liquidating trust in order to meet the 24-month requirement. We may also elect to contribute our remaining assets and liabilities to a liquidating trust within such 24-month period to avoid the costs of operating as a public company. Such a contribution would be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, a stockholder would recognize gain to the extent his share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder’s basis in his stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability. In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder’s gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the Code.

Our adoption of our plan of liquidation caused our accounting basis to change, which could require us to write-down our assets.
      Due to the adoption of our plan of liquidation, we must change our basis of accounting from the going-concern basis to that of the liquidation basis of accounting.
      In order for our financial statements to be in accordance with generally accepted accounting principles, or GAAP, under the liquidation basis of accounting, all of our assets must be stated at their estimated net realizable value and all of our liabilities must be recorded at the estimated amounts at which the liabilities are expected to be settled. Based on the most recent available information, we may make liquidating distributions that exceed the carrying amount of our net assets. However, we cannot assure our stockholders what the ultimate amounts of such liquidating distributions will be. Therefore, there is a risk that the liquidation basis of accounting may entail write-downs of certain of our assets to values substantially less than their respective carrying amounts, and may require that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation.
      A write-down in our assets could make it more difficult to negotiate amendments to our credit agreements or result in defaults under any restructured credit agreements that we may enter. In addition, write-downs in our assets could reduce the price that a third party would be willing to pay to acquire our assets.

Stockholders could be liable to the extent of liquidating distributions received if contingent reserves are insufficient to satisfy our liabilities.
      If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if we transfer our assets to a liquidating trust and the contingency reserve and the assets held by the liquidating trust are less than the amount ultimately found payable in respect of expenses and liabilities, each stockholder could be held liable for the payment to creditors of such stockholder’s pro rata portion of the excess, limited to the amounts previously received by the stockholder in distributions from us or the liquidating trust.
      If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from making distributions under our plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to stockholders and/or holders of beneficial interests of the liquidation trust under our plan of liquidation.

We may have underestimated the amount of prepayment fees or defeasance charges on our mortgages.
      In calculating our estimated net liquidation value range and our estimated per share distribution range, we have assumed that the purchasers of our properties will assume certain mortgages on the underlying property, which contain penalties in the event of the prepayment of those mortgages. The sale of our properties pursuant to our plan of liquidation will trigger these penalties unless the purchasers assume (and/or are allowed to assume) the corresponding mortgage. We may be unsuccessful in negotiating the assumption of any underlying mortgages in the sale of any of our properties, which could negatively affect the amount of cash available for distribution pursuant to our plan of liquidation. As of

December 31, 2005, the total amount of prepayment fees or defeasance charges on our mortgages, which we may be liable for, is approximately $15,479,000.

We expect to incur increasingly significant costs in connection with Sarbanes-Oxley compliance and we may become subject to liability for any failure to comply.
      The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. We expect that our efforts to comply with the Sarbanes-Oxley Act and applicable laws and regulations will continue to involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risks of liability and potential sanctions.
      While we are not aware of any material non-compliance with the Sarbanes-Oxley Act and related laws and regulations, we were formed prior to the enactment of these new corporate governance standards and as a result we did not have all necessary procedures and policies in place at the time of their enactment. Any failure to comply could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of distributions under our plan of liquidation.
RISKS OF OUR BUSINESS

Erroneous disclosures in the prior performance tables in our public offerings could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations.
      In connection with our Initial and Second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Advisor. Our Advisor determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. In general, the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment, certain operating expenses were not reflected in the operating results, and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results. The overstatement of results could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations.

Distributions by us may include a return of capital.
      Distributions, including liquidating distributions, payable to stockholders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a stockholder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return on our stockholders’ investments and our stockholders may lose some or all of their investment.
      By owning shares of our common stock, our stockholders will be subjected to the risks associated with owning real estate. Ownership of real estate is subject to significant risks. The performance of our stockholders’ investments in us are subject to risks related to the ownership and operation of real estate, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
      If our assets decrease in value, the value of our stockholders’ investments will likewise decrease and they could lose some or all of their investment.

Our properties face significant competition.
      We face significant competition from other owners, operators and developers of office properties. All or substantially all of our properties face competition from similar properties in the same markets. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely impact our results of operations, liquidity and financial condition, which could reduce distributions to our stockholders. As we dispose of each of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return.

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

      Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations, or other early termination of a lease could, depending upon the size of the leased premises and our Advisor’s ability to successfully find a substitute tenant, have a material adverse effect on our revenues and cash available for distribution to its members. Moreover, as of December 31, 2005, rent paid by the ten largest tenants at our consolidated properties represented 34.5% of our annualized revenues. The revenues generated by the properties these tenants occupy is substantially dependent on the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these large tenants may result in the failure or delay of such tenants’ rental payments which may have an adverse impact on our financial performance and our ability to pay distributions to our stockholders.

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

Our properties depend upon the California and Texas economies and the demand for office space.
      As of December 31, 2005, we had a 46.1% and 23.9% concentration of tenants in our California and Texas properties, respectively, based on aggregate annual rental income. We are susceptible to adverse developments in California and Texas (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, California and Texas state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national, California and Texas office space market (such as oversupply of or reduced demand for office space). In addition, the State of California continues to address issues related to budget deficits, shortages of electricity, interruptions in power service, increased energy costs, and the continued solvency of its utility companies, any or all of which may create the perception that the State is not able to effectively manage itself, in turn reducing demand for office space in California. The State of California is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse economic or real estate developments in California and Texas, or any decrease in demand for office space resulting from California’s regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, and our ability to satisfy our debt service obligations and to pay distributions to our stockholders. We cannot assure the continued growth of the California and Texas economies or the national economy or our future growth rate.

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
      We have acquired our interests in the Congress Center, Western Place I & II, One Financial Plaza and Bay View Plaza properties through co-ownership arrangements with other entities managed or advised by our Advisor and its affiliates. These acquisitions were financed, in part, by loans under which we are jointly and severally liable for the entire loan amount along with the other co-owners. The terms of these co-ownership arrangements may be more favorable to the co-owner than to our stockholders. In addition, investing in properties through co-ownership arrangements subjects that investment to risks not present in a wholly-owned property, including, among others, the following:

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

There is currently no public market for our common stock. Therefore, it will likely be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares they will likely do so at a substantial discount from the price they paid.
      There currently is no public market for our common stock. Additionally, our charter contains restrictions on the ownership and transfer of our stock, and these restrictions may inhibit our stockholders’ ability to sell their common stock. It may be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their common stock, they may only be able to do so at a substantial discount from the price they paid.

Our success will be dependent on the performance of our Advisor as well as key employees of our Advisor.
      We are managed by our Advisor, subject to the oversight of our board of directors. Thus, our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor and its key employees in finding purchasers for our assets, the discovery and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. We rely on the management ability of our Advisor and the oversight of our board of directors as well as the management of any entities or ventures in which we co-invest. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our Advisor’s ability to allocate time and/or resources to our operations may be adversely affected. If our Advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted.

Our use of borrowings to partially fund improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow, and restrictive covenants in our loan documents may restrict our operating or acquisition activities.
      We rely on borrowings and other external sources of financing to partially fund the costs of capital expenditures and other items. As of December 31, 2005, we had $518,449,000 of debt outstanding related to properties in which we have interests, including $58,369,000 of credit facility debt due to LaSalle. Based upon our interest in such properties, our aggregate debt approximates $438,021,000 (on a liquidation basis) as of December 31, 2005. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.
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
      We rely on debt financing for meeting capital expenditure obligations, among other things. The SEC investigation of our Advisor described above, or any related other enforcement action by government authorities against our Advisor or us, could result in defaults or alleged defaults under our existing Credit Facility or loan agreements or could make it more difficult for us to obtain new debt financing or prevent us from satisfying customary debt covenants or conditions required by existing loan documents, including conditions for additional advances.

The real estate we purchased may not appreciate or may decrease in value.
      The commercial real estate market is currently experiencing a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchased real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

Because some of our principal tenants are U.S. government and state agencies, our properties may have a higher risk of terrorist attack than similar properties leased to non-governmental tenants.
      Because some of our principal tenants are U.S. government and state agencies, our properties may have a higher risk of terrorist attack than similar properties that are leased to non-government tenants. Some of our properties could be considered “high profile” targets because of the particular government tenant (e.g., the FBI). Certain losses resulting from terrorist attacks may be uninsurable. Additional terrorism insurance may not be available at a reasonable price or at all.

We depend on the U.S. government for a significant portion of our revenues. Any failure by the U.S. government to perform its obligations or renew its leases upon expiration may harm our cash flow and ability to pay distributions.
      Rent from our government tenants represented 49.5% of our revenues from consolidated properties for the year ended December 31, 2005. In addition, our government tenants leased 47.0% of our total leased square feet of property as of December 31, 2005. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenues and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may cause us to find another tenant. We cannot assure our stockholders that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms.

An increase in the operating costs of our government-leased properties would harm our cash flow and ability to pay distributions.
      Leased properties in which the tenant is wholly responsible for any increases in operating costs that apply to the property are not typical of the leases entered into through the General Services Administration, or GSA, the principal leasing agency of the federal government. Under present practice, most GSA leases only cover increases in real estate taxes above a base amount and these GSA leases also increase that portion of the rent applicable to other operating expenses by an agreed upon percentage based upon the Consumer Price Index. Typically, operating expenses in these leases do not include insurance cost. To the extent operating costs other than real estate taxes and insurance increase at a rate greater than the specified percentage, our cash flow would be harmed and our ability to pay distributions may be harmed.

Since our cash flow is not assured, we may not pay distributions in the future.
      Our ability to pay distributions, including liquidating distributions, may be adversely affected by the risks described herein. We cannot assure our stockholders that we will be able to pay distributions in the future at the same level or at all. We also cannot assure our stockholders that the level of our distributions will increase over time or the receipt of income from additional property acquisitions will necessarily increase our cash available for distribution to our stockholders.

Our board of directors may alter our investment policies at any time without stockholder approval.
      Our board of directors may alter our investment policies at any time without stockholder approval. Changes to these policies may adversely affect our financial performance and our ability to maintain or pay distributions.

Our Advisor’s past performance is not a predictor of our future results.
      Neither the performance of our Advisor in managing us, nor its performance with entities similar to ours shall imply or predict (directly or indirectly) any level of our future performance or the future performance of our Advisor. Our Advisor’s performance and our performance is dependent on future events and is, therefore, inherently uncertain. Past performance cannot be relied upon to predict future events for a variety of factors, including, without limitation, varying business strategies, different local and national economic circumstances, different supply and demand characteristics relevant to buyers and sellers of assets, varying degrees of competition and varying circumstances pertaining to the capital markets.

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
      Our Advisor’s officers and members of its board of managers have conflicts of interest relating to the management of our business and properties. Accordingly, those parties may make decisions or take actions based on factors other than in the best interests of our stockholders. Our Advisor also advises T REIT, Inc., NNN 2002 Value Fund, LLC and NNN 2003 Value Fund, LLC and other private syndication programs that may compete with us or otherwise have similar business interests and/or investment objectives. Some of our Advisor’s officers and managers also serve as officers and directors of T REIT and NNN 2003 Value Fund, LLC. Mr. Thompson and the members of our Advisor’s board of managers and key executives of our Advisor collectively own approximately 40% of our Advisor. As officers, directors, managers and partial owners of entities that do business with us or that have interests in competition with our own interests; these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our Advisor and its affiliated entities. These conflicts of interest could:

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
      Any existing or future agreements between us and our Advisor, Realty or their affiliates were not and will not be reached through arm’s length negotiations. Thus, such agreements may not solely reflect our stockholders’ interests. For example, the Advisory Agreement was not the result of arm’s length negotiations. As a result, this agreement may be relatively more favorable to our Advisor than to us.

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
      In order to qualify and maintain our qualification as a REIT, we are required to distribute to our stockholders at least 90% of our annual ordinary taxable income. In addition, the Code will subject us to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year, and (iii) 100% of our undistributed taxable income from prior years.
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

Item 2.	Properties
      As of December 31, 2005, we owned 24 consolidated office properties located in eleven states with an aggregate GLA of 5.7 million square feet. We also owned an interest in one unconsolidated office property located in Illinois with an aggregate GLA of 525,000 square feet. As of December 31, 2005, 41.1% of the aggregate GLA of our consolidated properties was leased to government-oriented tenants.

      The following table presents certain additional information about our consolidated properties as of December 31, 2005:

							% Total		Annual
		GLA	% of	%	Date	Annual	of Annual	Physical	Rent per
Property	Property Location	(Sq Ft)	GLA	Owned	Acquired	Rent(1)	Rent	Occupancy(2)	Sq Ft(3)

5508 West Hwy. 290 Building	Austin, TX	74,000	1.3%	100.0%	09/13/02	$1,222,000	1.3%	98.8%	$16.61
Two Corporate Plaza	Clear Lake, TX	161,000	2.8	100.0	11/27/02	2,418,000	2.6	88.5	16.93
Atrium Building	Lincoln, NE	167,000	3.0	100.0	01/31/03	1,391,000	1.5	81.0	10.29
Department of Children & Family Campus	Plantation, FL	124,000	2.2	100.0	04/25/03	1,367,000	1.5	63.0	17.49
Gemini Plaza	Houston, TX	159,000	2.8	100.0	05/02/03	1,467,000	1.6	100.0	9.25
Bay View Plaza	Alameda, CA	61,000	1.1	97.7	07/31/03	1,298,000	1.4	93.0	22.71
North Pointe Corporate Center	Sacramento, CA	133,000	2.4	100.0	08/11/03	2,920,000	3.2	82.6	26.56
824 Market St.	Wilmington, DE	202,000	3.6	100.0	10/10/03	3,982,000	4.3	86.0	22.95
Sutter Square Galleria	Sacramento, CA	61,000	1.1	100.0	10/28/03	1,225,000	1.3	99.2	20.20
One World Trade Center	Long Beach, CA	573,000	10.1	100.0	12/05/03	11,167,000	12.1	86.9	22.41
Centerpoint Corporate Park	Kent, WA	436,000	7.7	100.0	12/30/03	4,583,000	5.0	66.8	15.75
AmberOaks Corporate Center	Austin, TX	282,000	5.0	100.0	01/20/04	3,040,000	3.3	92.2	11.69
Public Ledger Building	Philadelphia, PA	467,000	8.3	100.0	02/13/04	7,000,000	7.6	81.9	18.30
Madrona Buildings	Torrance, CA	211,000	3.7	100.0	03/31/04	4,601,000	5.0	87.0	25.02
Brunswig Square	Los Angeles, CA	136,000	2.4	100.0	04/05/04	2,791,000	3.0	94.4	21.74
North Belt Corporate Center	Houston, TX	157,000	2.8	100.0	04/08/04	2,538,000	2.7	99.1	16.36
Hawthorne Plaza	San Francisco, CA	422,000	7.5	100.0	04/20/04	10,762,000	11.6	88.1	28.49
Pacific Place	Dallas, TX	324,000	5.7	100.0	05/26/04	5,059,000	5.5	99.7	15.65
600 B Street	San Diego, CA	339,000	6.0	100.0	06/14/04	7,815,000	8.5	99.1	23.28
Western Place I & II	Fort Worth, TX	431,000	7.6	78.5	07/23/04	6,346,000	6.9	87.0	16.91
One Financial Plaza	St. Louis, MO	434,000	7.7	77.6	08/06/04	6,657,000	7.2	94.0	16.30
Pax River Office	Lexington Park, MD	172,000	3.0	100.0	08/06/04	1,495,000	1.6	65.3	13.31
Opus Plaza at Ken
Caryl	Littleton, CO	62,000	1.1	100.0	09/12/05	739,000	0.8	100.0	11.89
Eaton Freeway	Phoenix, AZ	62,000	1.1	100.0	10/21/05	530,000	0.6	100.0	8.52

Totals		5,650,000				$92,413,000		87.4%	$18.71

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2005.

(2)	As of December 31, 2005, approximately 87.4% of the total GLA in our consolidated properties was leased.

(3)	Average annual rent per occupied square foot as of December 31, 2005.
      The following information generally applies to the properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	prior to the adoption of our plan of liquidation, depreciation was provided on a straight-line basis over the estimated useful lives of the buildings, ranging primarily from 15 to 39 years and over the shorter of the lease term or useful lives of the tenant improvements. Properties cease to be depreciated under the liquidation basis of accounting.
G REIT, Inc.
      The following is a summary of our organizational structure and the properties we own and hold interests in as of December 31, 2005:

      The following is a summary of our ownership information for the properties in which we own less than a 100% interest:
Congress Center Ownership
      The following is a summary of our relationships with entities with ownership interests in Congress Center as of December 31, 2005:
Bay View Plaza Ownership
      The following is a summary of our relationships with entities with ownership interests in Bay View Plaza as of December 31, 2005:

Western Place I & II Ownership
      The following is a summary of our relationships with entities with ownership interests in Western Place I & II as of December 31, 2005:

One Financial Plaza Ownership
      The following is a summary of our relationships with entities with ownership interests in One Financial Plaza as of December 31, 2005:
Lease Expiration Table
      The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at our consolidated properties as of December 31, 2005, by number, square feet, percentage of leased area and annual base rent.

					% of Total
		Total Sq.		Annual Rent	Annual Rent
	Number	Ft. of	% of Leased Area	Under	Represented by
	of Leases	Expiring	Represented by	Expiring	Expiring
Year Ending December 31	Expiring	Leases	Expiring Leases	Leases	Leases(1)

2006	92	441,000	9.4%	$8,133,000	8.8%
2007	91	965,000	20.7	17,595,000	19.0
2008	78	567,000	12.1	11,149,000	12.1
2009	80	616,000	13.2	14,077,000	15.2
2010	65	429,000	9.2	7,944,000	8.6
2011	33	621,000	13.3	8,869,000	9.6
2012	33	479,000	10.3	9,525,000	10.3
2013	18	331,000	7.1	7,847,000	8.5
2014	7	65,000	1.4	824,000	0.9
2015	8	140,000	3.0	3,150,000	3.4
Thereafter	1	14,000	0.3	277,000	0.3

Total	506	4,668,000	100%	$89,390,000	96.7%

(1)	The annual rent percentage is based on the total annual base rent as of December 31, 2005, which, in addition to leases with scheduled expirations as included in this table, include certain tenants that have leases extended on a monthly basis.
Concentration of Tenants
      The following table sets forth information as to the ten largest tenants at our consolidated properties as of December 31, 2005, based upon aggregate annual rental income.

			% of
		Current	Total
		Annual Base	Rental	Rentable	Lease	Renewal
Lessee	Property	Rent	Income	Square Feet	Expiration	Options

GSA (EPA)(*)	Hawthorne Plaza	$7,123,000	7.7%	259,000	9/30/2009	None
FDIC(*)	Pacific Place	5,019,000	5.4	321,000	11/30/2007	None
City of San Diego(*)	600 B St.	3,660,000	4.0	168,000	5/31/2013	Two 5 year
Jacobs Engineering	One Financial	3,031,000	3.3	178,000	9/30/2012	One 5 year
GSA (IRS)(*)	North Pointe	2,510,000	2.7	92,000	8/17/2007	None
GSA(*)	Public Ledger	2,462,000	2.7	131,000	4/23/2008	None
Radian International	AmberOaks	2,262,000	2.4	174,000	7/30/2011	Two 5 year
American Honda Finance Corp.	Madrona	2,235,000	2.4	87,000	3/31/2015	One 5 year
GSA (U.S. Bankruptcy Court)(*)	824 Market Street	1,910,000	2.1	69,000	08/05/2013	None
Stifel, Nicolaus and Company	One Financial	1,643,000	1.8	97,000	04/30/2011	Two 5 year

		$31,855,000	34.5%	1,576,000

(*) Government entity or government contractor.
Geographic Diversification; Concentration Table
      The following table lists, in alphabetical order, the states in which our consolidated properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2005.

					Approximate
		Aggregate	Approximate	Current	% of
	No. of	Rentable	% of Rentable	Annual Base	Aggregate
State	Properties	Square Feet	Square Feet	Rent	Annual Rent

Arizona	1	62,000	1.1%	$530,000	0.6%
California	8	1,936,000	34.3	42,579,000	46.1
Colorado	1	62,000	1.1	739,000	0.8
Delaware	1	202,000	3.6	3,982,000	4.3
Florida	1	124,000	2.2	1,367,000	1.5
Maryland	1	172,000	3.0	1,495,000	1.6
Missouri	1	434,000	7.7	6,657,000	7.1
Nebraska	1	167,000	3.0	1,391,000	1.5
Pennsylvania	1	467,000	8.3	7,000,000	7.6
Texas	7	1,588,000	28.0	22,090,000	23.9
Washington	1	436,000	7.7	4,583,000	5.0

Total	24	5,650,000	100.0%	$92,413,000	100.0%

Indebtedness
      As of December 31, 2005, we had secured mortgage loans outstanding on 17 of our consolidated properties, representing aggregate indebtedness in the principal amount of $362,580,000 ($350,402,000 on a liquidation basis) consisting of $269,062,000 on a liquidation basis, or 77%, of fixed rate debt at a weighted-average interest rate of 5.28% per annum and $81,340,000 on a liquidation basis, or 23%, variable rate debt at a weighted-average interest rate of 6.18% per annum. In addition, as of December 31, 2005, advances under our Credit Facility in the amount of $58,369,000, at an interest rate of 6.34% per annum, were collateralized by certain of our consolidated properties. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 10 and 11 to the consolidated financial statements included with this report.

Item 3.	Legal Proceedings
SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including offerings by us).The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Advisor has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.
Prior Performance Tables
      In connection with our Initial and Second public offerings of common stock conducted through “best efforts” offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and private investment programs sponsored by our Advisor. Our Advisor determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for limited liability company investments; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.
      Revised prior performance tables reflecting corrected numbers and disclosures from those initially included in our prospectuses dated July 22, 2002 and January 23, 2004 were included in our definitive proxy statement and our Current Report on Form 8-K filed with the SEC on January 13, 2006.
Litigation
      To our knowledge, there are no material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our properties is subject.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.
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
      The price paid by us per repurchased share of common stock varies in accordance with the terms of the Repurchase Plan. Repurchases, if any, are affected by us on or about the last day of each calendar quarter. Funding for the Repurchase Plan comes from our operations and DRIP. We repurchased 0 and 18,000 shares of our common stock for $0 and $164,000 for the years ended December 31, 2005 and 2004, respectively. The Repurchase Plan was terminated on April 30, 2004.
Stockholders
      As of March 17, 2006, we had 14,000 stockholders of record.
Distributions
      During the years ended December 31, 2005 and 2004, we made monthly distributions to our stockholders of record as of the end of the preceding month at 7.50% per annum of the per share purchase price to the extent of lawfully available funds. Distribution rates are based on a $10.00 per share purchase price. For the years ended December 31, 2005 and 2004, we declared distributions of $32,888,000 and $28,042,000, respectively.
      In accordance with our plan of liquidation, we intend to continue to pay regular monthly distributions to our stockholders at an annualized rate of approximately 7.50% until we have made liquidating distributions pursuant to our plan of liquidation totaling $150,000,000. Thereafter, we do not expect to pay regular monthly distributions; however, we expect to satisfy the REIT distribution requirements through any liquidating distributions made pursuant to our plan of liquidation. Every payment of distributions will be subject to the availability of cash and the discretion of our board of directors.
      Additionally, we are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our stockholders. We anticipate that we will continue to satisfy the requirements necessary to qualify as a REIT throughout the period of our liquidation process and make distributions sufficient to ensure that we will not be required to pay federal income tax. However, in view of the changes in the nature of our assets and our sources of income throughout the period of our liquidation process, and the need to retain assets to meet liabilities, we face the risk that we may not continue to qualify as a REIT and thus might be required to pay federal income tax. While we believe that this is unlikely, if we are unable to retain our status as a REIT or we become subject to federal income tax during the period of our liquidation process, the amount available for distribution to our stockholders would be reduced. Amounts accumulated for distribution to our stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.
Equity Compensation Plan Information
      Our equity compensation plan information as of December 31, 2005 is as follows:

Number of Securities
	to be Issued Upon	Weighted-Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance

Equity compensation plans approved by security holders(1)	475,000	$9.00-$9.05	6,025,000
Equity compensation plans not approved by security holders	—		—

Total	475,000		6,025,000

(1)	Each of our independent director and officer/employee stock option plans was approved at our Annual Meeting of Stockholders held on June 28, 2003. Our 2004 incentive award plan was approved at our Annual Meeting of Stockholders held on June 29, 2004.
      In accordance with the adoption of our plan of liquidation by our stockholders on February 27, 2006, all outstanding options under our equity compensation plans were forfeited and the plans were terminated.

Item 6.	Selected Financial Data
      The following sets forth our selected consolidated financial and operating information on a historical basis. The following should be read with the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.
SELECTED FINANCIAL DATA
G REIT, INC.
(a Maryland corporation)

Liquidation Basis
As of December 31,
Selected Financial Data(1)	2005

STATEMENT OF NET ASSETS:
Total assets	$887,499,000
Mortgage loans payable, including properties held for sale	350,402,000
Credit facility and other debt	60,964,000
Net assets in liquidation	453,459,000
Net asset value per share	$10.34

	Going Concern Basis
	As of December 31,

Selected Financial Data(1)	2004	2003	2002	2001

BALANCE SHEET DATA:
Total assets	$915,050,000	$345,399,000	$36,461,000	$100
Mortgage loans payable, including properties held for sale	442,275,000	97,257,000	16,860,000	—
Credit facility and other debt	58,369,000	81,534,000	—	—
Stockholders’ equity	357,025,000	150,522,000	18,350,000	—

	Going Concern Basis				Period from
	Years Ended December 31,				December 18, 2001
					through
	2005	2004	2003	2002	December 31, 2001

OPERATING DATA (BY YEAR):
General and administrative expense	$4,006,000	$2,419,000	$1,287,000	$142,000	$—
Interest (including amortization of deferred financing costs)	2,054,000	1,243,000	293,000	15,000	—
Income from discontinued operations, including gain on sale	6,335,000	1,225,000	1,337,000	166,000	—
Net income (loss)	2,629,000	(1,876,000)	78,000	26,000	—
Income (loss) per common share, basic and diluted(2):
Loss from continuing operations	(0.08)	(0.08)	(0.15)	(0.35)
Income (loss) from discontinued operations	0.14	0.03	0.16	0.41
Net income (loss)	0.06	(0.05)	0.01	0.06	—
Distributions declared	32,888,000	28,042,000	6,211,000	280,000	—
Distributions per common share(2)	$0.75	$0.75	$0.74	$0.69	—
Weighted-average number of shares outstanding(2):
Basic and diluted	43,867,000	37,336,000	8,243,000	405,000	10
OTHER DATA:
Cash flows provided by (used in) operating activities	$19,697,000	$39,905,000	$7,878,000	$(609,000)	—
Cash flows provided by (used in) investing activities	80,432,000	(563,218,000)	(291,418,000)	(26,101,000)	—
Cash flows (used in) provided by financing activities	(110,351,000)	525,347,000	290,694,000	35,089,000	100
Funds from operations(2)(3)	$30,661,000	$33,818,000	$5,019,000	$128,000	—
Number of consolidated properties	24	23	11	2	—
Rentable square feet	5,650,000	5,972,000	2,146,000	235,000	—
Occupancy of portfolio	87%	88%	88%	96%	—

(1)	The above selected financial data should be read in conjunction with the historical consolidated financial statements and related notes appearing elsewhere in this report.

(2)	Net income (loss) and distributions per share are based upon the weighted-average number of shares of common stock outstanding. Distributions by us of the current and accumulated earnings and profits for federal income tax purposes are taxable to our stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of our stockholder’s basis in the shares of common stock to the extent thereof (a return of capital for tax purposes), and thereafter as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s shares. For the years ended December 31, 2005, 2004, 2003 and 2002, 53.54%, 51.64%, 53.61% and 34.71%, respectively, represented a return of capital for tax purposes. In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income. REIT taxable income does not include net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors our board of directors may deem relevant.

(3)	Prior to the adoption of our plan of liquidation, one of our objectives was to provide cash distributions to our stockholders from cash generated from operations. We consider Funds From Operations, or FFO, to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. We compute FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, but including real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO and, accordingly, our FFO calculations may not be comparable to other REITs.

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

Non-cash adjustments to arrive at FFO consisted of adjustments for, depreciation and amortization and net gain (loss) from the sale of real estate and a joint venture. For additional information, see “Funds from Operations,” which includes a reconciliation of our GAAP net income available to our stockholders to FFO for the years ended December 31, 2005 and 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with Item 6: “Selected Financial Data” and our consolidated financial statements and notes appearing elsewhere in this report.
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts, or REITs); availability of capital; interest rates; our ability to service our debt, competition; supply and demand for operating properties in our current market areas; the prospect of a continuing relationship with our Advisor (as defined below); generally accepted accounting principles, or GAAP, and policies and guidelines applicable to REITs; predictions of the amount of liquidating distributions to be received by stockholder; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; and litigation, including, without limitation, the investigation by the Securities and Exchange Commission, or the SEC, of our Advisor. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
      We were incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. On September 27, 2004, we were reincorporated in the State of Maryland in accordance with the approval of our stockholders at the 2004 Annual Meeting of Stockholders. We have been operating and intend to continue operating as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2005, we believe we were in compliance with all relevant REIT requirements.
      We were incorporated to acquire, manage and invest in office, industrial and service real estate properties with a government-tenant orientation. As of December 31, 2005, we own interests in 25 properties, including interests in 24 consolidated and one unconsolidated office properties. As of December 31, 2005, 87.4% of gross leaseable area, or GLA, of the consolidated properties was leased and tenants with a government orientation occupied 41.1% of the total GLA.
      We are externally advised by our Triple Net Properties, LLC, or our Advisor, which is 36% owned by Anthony W. Thompson, the chairman of our board of directors and the chairman and chief executive officer of our Advisor. Our Advisor is primarily responsible for managing our day-to-day operations and assets. The advisory agreement between us and our Advisor, or the Advisory Agreement, has a one-year term which expired on July 22, 2005. Based on the approval of our plan of liquidation, our Advisor has agreed to continue to provide such services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Our Advisor is affiliated with us in that we and our Advisor have common officers and directors. Our officers and directors own in the aggregate a 40% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Advisor, to provide various services to our properties.

Business Strategy and Plan of Liquidation
      As set forth in our original registration statement filed in 2002, we were formed with the intent to have our board of directors determine by July 1, 2008 whether our common stock should be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are so listed or quoted. At that time, we intended that if we were not so listed or quoted by 2012, we would submit for stockholders’ vote a proposal to liquidate. In February 2004, we began to evaluate the possibility of pursuing an underwritten offering and listing of our common stock on a national securities exchange, and on February 8, 2004, a special committee of our independent directors at that time was formed to evaluate this alternative. In late 2004 the special committee broadened the scope of its examination and began to generally examine the strategic alternatives reasonably available to us, including the alternative of liquidating all of our assets. We initiated this examination at this time, rather than waiting until 2008, because of the inherent uncertainty of the future and our view of: (i) the current market conditions; (ii) the current increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act); (iii) the current possible need to reduce our monthly distributions; and (iv) the other factors discussed in more detail in our definitive proxy statement filed with the SEC on January 13, 2006.
      To assist the special committee in its examination, we engaged Robert A. Stanger & Co., Inc., or Stanger, as our financial advisor to (i) assist in a review of the pros and cons of those alternatives, including a potential plan of liquidation and (ii) render opinions as to the fairness of the consideration to be received in any potential transactions. Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. On December 19, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our stockholders at the Special Meeting of Stockholders held on February 27, 2006.
      Our plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined by our board of directors. Although we can provide no assurances, we currently expect that the liquidation will be completed within 24 months after approval of our plan of liquidation. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005 and for all periods subsequent to December 31, 2005.
      In accordance with our plan of liquidation, we continue to actively manage our property portfolio to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. However, due to the adoption of our plan of liquidation, we will not acquire any new properties, and are focused on liquidating our properties.
Acquisitions in 2005
      We acquired the following properties during 2005 (for further discussion on these properties, see Note 6 to the consolidated financial statements):

Opus Plaza at Ken Caryl — Littleton, Colorado — September 12, 2005 — we own 100%

Eaton Freeway — Phoenix, Arizona — October 21, 2005 — we own 100%
      During the year ended December 31, 2005, we completed the acquisition of two wholly-owned properties, adding a total of 124,000 square feet of GLA to our property portfolio. The aggregate purchase price of the two consolidated properties was $17,764,000, of which $11,700,000 was financed with mortgage debt. Realty was paid $448,000 in commissions in connection with these acquisitions, of which 75% was passed through to our Advisor pursuant to an agreement between Realty and our Advisor, or the Realty-Triple Net Agreement. In accordance with Statement of Financial Accounting Standards, or SFAS,

No. 141, Business Combinations, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2005, we have allocated and recorded $2,846,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Such intangible assets are being amortized over the term of each of the underlying tenant leases ranging from 44 to 140 months. Total amortization of the lease intangible assets for 2005 was $109,000. On one of our acquisitions, we have recorded a lease intangible liability related to the acquired below market lease which aggregated $127,000 during 2005. The lease intangible liability is being amortized over the term of the underlying tenant lease of 56 months. Amortization of $5,000 was recorded for this lease intangible liability during 2005.
Dispositions in 2005
      We disposed of the following properties during 2005 (for further discussion on these properties, see Note 6 to the consolidated financial statements):

525 B Street — San Diego, California — August 10, 2005 — we owned 100%

Park Sahara — Las Vegas, Nevada — December 20, 2005 — we owned 4.75%
      During the year ended December 31, 2005, we completed the disposition of one wholly-owned property, 525 B Street, and one property of which we owned 4.75%, Park Sahara. 525 B Street was sold to an unaffiliated third party, for a sales price of $116,000,000. In conjunction with the sale of the 525 B Street property, we paid off our existing cross-collateralized debt of $126,000,000 on the 525 B and 600 B Street properties. The sale resulted in us recording a gain of $10,550,000. At closing, we paid a disposition fee to Realty in the amount of $1,115,000, or 1.0% of the sales price, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement, and sales commissions to unaffiliated brokers of $862,000, or 0.7% of the sales price. Park Sahara was sold to an unaffiliated third party for a total sales price of $17,455,000. We received net cash proceeds totaling approximately $273,000 after repayment of debt, closing costs and other transaction expenses. The sale resulted in us recording a net gain of approximately $132,000. A property disposition fee was paid to Realty of $320,000, or approximately 1.8% of the total sales price, and sales commissions to unaffiliated brokers of $639,000, or approximately 3.7% of the total sales price.
Acquisitions in 2004
      We acquired the following properties during 2004 (for further discussion on these properties, see Note 6 to the consolidated financial statements):

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

Western Place I & II — Fort Worth, Texas — July 23, 2004 — we own 78.50%

Pax River Office Park — Lexington Park, Maryland — August 6, 2004 — we own 100%

One Financial Plaza — St. Louis, Missouri — August 6, 2004 — we own 77.63%
      During the year ended December 31, 2004, we completed the acquisition of ten wholly-owned properties and two TIC interests in two properties with TIC interests of 78.50% and 77.63%, adding a total of 3,798,000 square feet of GLA to our property portfolio. The aggregate purchase price was $536,755,000, of which $327,038,000 was financed with mortgage debt. We paid $13,315,000 in commissions to Realty in connection with these acquisitions, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2004, we have allocated and recorded $93,192,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Such intangible assets are being amortized over the term of each of the underlying tenant leases ranging from one to 107 months. Total amortization of the lease intangible assets for 2005 and 2004 was $14,775,000 and $14,132,000, respectively. On certain acquisitions, we have recorded lease intangible liabilities related to the acquired below market leases of $23,433,000 during 2004. The lease intangible liabilities are being amortized over the term of each of the underlying tenant leases ranging from two to 123 months. Amortization of $3,349,000 and $5,406,000 was recorded for these lease intangibles during 2005 and 2004, respectively.
Acquisitions in 2003
      We acquired the following consolidated properties during 2003; for further discussion on these properties, see Note 6 to the consolidated financial statements.

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

North Pointe Corporate Center — Sacramento, California — August 11, 2003 — we own 100%

824 Market Street — Wilmington, Delaware — October 10, 2003 — we own 100%

Sutter Square — Sacramento, California — October 28, 2003 — we own 100%

One World Trade Center — Long Beach, California — December 5, 2003 — we own 100%

Centerpoint Corporate Center — Kent, Washington — December 30, 2003 — we own 100%
      During the year ended December 31, 2003, we completed the acquisition of eight wholly-owned properties, one property with a TIC interest of 97.68% and two unconsolidated TIC interests in two properties with TIC interests of 30.00% and 4.75%, adding a total of 2,564,000 square feet of GLA to our property portfolio. The aggregate purchase price of the nine consolidated properties was $274,980,000, of which $125,673,000 was financed with mortgage debt. We paid $7,079,000 in commissions to Realty in connection with these acquisitions, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2003, we have allocated and recorded $6,192,000 of intangible assets associated with in-place lease origination costs, as well as above market leases. Such intangible assets are being amortized over the term of each of the underlying tenant leases ranging from 14 to 94 months. Total amortization of the lease intangible assets for 2005, 2004 and 2003 was $977,000, $1,481,000 and $599,000. On certain acquisitions, we have recorded lease intangible liabilities related to the acquired below market leases which aggregated $7,969,000 during 2003. The lease intangible liabilities are being amortized over the term of each of the underlying tenant leases ranging from 13 to 120 months. Amortization of $1,063,000, $1,991,000 and $472,000 was recorded for these lease intangibles during 2005, 2004 and 2003.
Critical Accounting Policies

Use of Estimates
      The preparation of financial statements in accordance with GAAP and under the liquidation basis of accounting requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets (including net assets in liquidation), liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate and intangible assets, purchase price allocation, deferred assets and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Liquidation Basis of Accounting
      As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005, and for all periods subsequent to December 31, 2005. Accordingly, on December 31, 2005, assets were adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenants -in-common, or TICs, were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows there from, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets included in the consolidated financial statements. The net assets represent the estimated liquidation value of our assets available to our stockholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation
      Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. We currently estimate that we will have operating cash outflows from our estimated costs in excess of the estimated receipts of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up of our operations. These costs are estimated and are expected to be paid over the liquidation period.

      The liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2005 is as follows:

December 31,
2005

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$24,390,000
Liabilities:
Liquidation costs	(4,418,000)
Distributions	(8,226,000)
Capital expenditures	(13,265,000)

(25,909,000)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(1,519,000)

Net Assets in Liquidation
      The following is a reconciliation of total stockholders’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of December 31, 2005:

Stockholders’ equity as of December 31, 2005 — going concern basis	$327,078,000
Increase due to estimated net realizable value of operating properties	180,852,000
Increase due to estimated net realizable value of unconsolidated investment	4,895,000
Decrease due to the write-off of intangible assets and liabilities	(57,847,000)
Liability for estimated costs in excess of estimated receipts during liquidation	(1,519,000)

Adjustment to reflect the change to the liquidation basis of accounting	126,381,000

Estimated value of net assets in liquidation as of December 31, 2005	$453,459,000

      The net assets in liquidation as of December 31, 2005 would result in liquidating distributions per share of approximately $10.34. These estimates for liquidating distributions per share include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

Properties Held for Sale
      Prior to the adoption of our plan of liquidation, we accounted for our properties held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. On August 10, 2005, we sold the 525 B Street property. On May 23, 2005 the board of directors approved the listing for sale of the Atrium Building and Sutter Square Galleria properties. As a result of such listings and sale, prior to the adoption of our plan of liquidation, we reclassified amounts related to the 525 B Street, Atrium Building and Sutter Square Galleria properties in the consolidated financial statements to reflect the reclassification required by SFAS No. 144. In accordance with our plan of liquidation, we have reclassified all of our consolidated properties to properties held for sale as of December 31, 2005 and 2004.
      Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of all consolidated properties have been excluded from our results from continuing operations for all periods presented herein. The financial results for all consolidated properties are presented in our consolidated statements of operations in a single line item entitled “Income (loss) from discontinued operations” and the related assets and liabilities are presented in the consolidated balance sheets in line items entitled “Properties held for sale, net,” “Assets of properties held for sale, net,” “Mortgage loans payable secured by properties held for sale,” “Credit facility secured by properties held for sale,” “Liabilities of properties held for sale, net” and “Minority interests — properties held for sale.”

Revenue Recognition and Allowance for Doubtful Accounts
      Prior to the adoption of our plan of liquidation, we recognized base rental income on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements were credited or charged, as applicable, to rent receivable. We maintained an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintained an allowance for deferred rent receivables arising from the straight-lining of rents. We determined the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees, if applicable, and current economic conditions. Tenant reimbursement revenue, which is comprised of additional amounts recoverable fro m tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Rental revenue is recorded on a contractual basis under the liquidation basis of accounting. In accordance with our plan of liquidation, as of December 31, 2005, we adjusted tenant receivables and deferred rent receivable to their net realizable value.

Impairment
      Prior to the adoption of our plan of liquidation, our properties were carried at the lower of historical cost less accumulated depreciation or fair value. We assessed the impairment of a real estate asset when events or changes in circumstances indicated that the net book value may not be recoverable. Indicators we considered important and which we believed could trigger an impairment review include the following:

•	significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.
      In the event that the carrying amount of a property exceeded the sum of the undiscounted cash flows (excluding interest) that were expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows was inherently uncertain and relied on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It required us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. We did not record any impairment losses for the years ended December 31, 2005 and 2004.
      As of December 31, 2005, the operating properties were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to December 31, 2005, all changes in the estimated fair value of the operating properties, less estimated costs to sell, are adjusted to fair value with a corresponding change to our net assets in liquidation.

Purchase Price Allocation
      Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 141, Business Combinations, we, with assistance from independent valuation specialists, allocated the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) was based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us included an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property was allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases was determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases were included in the intangible assets and below market lease values were included in intangible liabilities in the accompanying consolidated financial statements and are amortized to rental income over the weighted-average remaining term of the acquired leases with each property.
      The total amount of other intangible assets acquired was further allocated to in-place lease costs and the value of tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values included the nature and extent of the credit quality and expectations of lease renewals, among other factors.
      These allocations were subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirmed the value of an asset or liability received in an acquisition of property.

Deferred Assets
      Prior to the adoption of our plan of liquidation, costs incurred for debt financing and property leasing were capitalized as deferred assets. Deferred financing costs included amounts paid to lenders and others to obtain financing. Such costs were amortized over the term of the related loan. Amortization of deferred financing costs was included in interest expense in the consolidated statements of operations. Deferred leasing costs included leasing commissions that were amortized using the straight-line method over the term of the related lease. Unamortized financing and leasing costs were charged to expense in the event of debt prepayment or early termination of the lease.

Qualification as a REIT
      Since our taxable year ended December 31, 2002, we were organized and have operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Code. Our qualification and taxation as a REIT depends on our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, numerous requirements established under highly technical and complex Code provisions subject to interpretation.
      If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Moreover, unless entitled to relief under specific statutory provisions, we also would be disqualified as a REIT for four taxable years following the year during which qualification was lost.

Recently Issued Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in the first quarter of 2006 did not have a material effect on our consolidated financial statements.
      In June 2005, the FASB ratified its consensus in EITF Issue 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (Issue 04-05). The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. The adoption of the provisions of EITF 04-05 in the first quarter of 2006 did not have a material effect on our consolidated financial statements.
      In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FSP Nos. FAS 115-1 and FAS 124-1 in the first quarter of 2006 did not have a material effect on our consolidated financial statements.
Factors Which May Influence Future Changes in Net Assets in Liquidation

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

Scheduled Lease Expirations
      As of December 31, 2005, our consolidated properties were 87.4% leased. 9.4% of the leased GLA expires during 2006. Our leasing strategy for 2006 and through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals with the existing tenant. Of the leases expiring in 2006, we anticipate, but cannot assure, that approximately 51.5% of the tenants will renew for another term.
      On July 1, 2005, United Airlines, a tenant at our Centerpoint Corporate Park property, terminated its lease early and vacated its space at the property. United Airlines occupied 31,000 square feet, or 7.1%, of the GLA at Centerpoint Corporate Park. The lease was scheduled to expire on March 31, 2011. United Airlines has emerged from bankruptcy and, as part of United Airlines bankruptcy settlement, we received 3,038 shares of UAL Corporation. common stock in settlement of our claim. From January 1, 2005 through June 30, 2005, we amortized $697,000 related to the intangible assets associated with United Airlines, thereby fully amortizing all such intangible assets.

Sarbanes-Oxley Act
      The Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by December 31, 2007, we expect that our efforts to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of liquidating distributions to our stockholders under our plan of liquidation.
Results of Operations
      The operating results are primarily comprised of income derived from our portfolio of properties. Because of the significant property acquisitions throughout the years ended December 31, 2005 and 2004, the comparability of financial data from period to period is limited.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

	Year Ended December 31,

	2005	2004	Change	Percent Change

Expenses:
General and administrative	$4,006,000	$2,419,000	$1,587,000	65.61%

Operating loss	(4,006,000)	(2,419,000)	(1,587,000)	65.61%
Other (expense) income:
Interest (including amortization of deferred financing costs)	(2,054,000)	(1,243,000)	(811,000)	65.25%
Interest and dividend income	695,000	332,000	363,000	109.34%
Gain on sale of marketable securities, unconsolidated real estate and joint venture	572,000	1,231,000	(659,000)	(53.53)%
Equity in earnings (losses) of unconsolidated real estate	1,337,000	(604,000)	1,941,000	(321.36)%
Income taxes	—	(398,000)	398,000	(100.00)%
Other expense, net	(250,000)	—	(250,000)	—

Loss from continuing operations before discontinued operations	(3,706,000)	(3,101,000)	(605,000)	19.51%
Discontinued operations:
Gain on sale of real estate	10,550,000	—	10,550,000	—
Income (loss) from discontinued operations	(4,215,000)	1,225,000	(5,440,000)	(444.08)%

	6,335,000	1,225,000	5,110,000	417.14%

Net income (loss)	$2,629,000	$(1,876,000)	$4,505,000	(240.14)%

General and Administrative Expenses
      General and administrative expenses consist primarily of third party professional legal and accounting fees related to our SEC filing requirements. General and administrative expenses increased $1,587,000, or 66%, to $4,006,000 during the year ended December 31, 2005 compared to general and administrative expenses of $2,419,000 for the year ended December 31, 2004. The increases were attributable to an increase in fees for services rendered by the independent auditors, outside consultants and outside counsel in 2005.

Interest Expense
      Interest expense increased $811,000, or 65%, to $2,054,000 during the year ended December 31, 2005 compared to interest expense of $1,243,000 for the year ended December 31, 2004. $599,000, or 74%, of the increases were due to the breakage of mortgage rate lock deposits in June 2005 and September 2005.

$75,000, or 9%, of the increases were due to an increase in margin loan interest due to the margin borrowings on our Margin Securities Account with the Margin Lending Program at Merrill Lynch in 2005. Further contributing to the increase was the increase in loan fee amortization as a result of the increase in loan fees related to our credit facility, or Credit Facility, with LaSalle Bank National Association, or LaSalle, in April 2004.

Interest and Dividend Income
      Interest and dividend income increased $363,000, or 109%, to $695,000 during the year ended December 31, 2005 compared to interest and dividend income of $332,000 for the year ended December 31, 2004. $200,000, or 55%, of the increase was attributable to the breakage of a rate lock deposit in August 2005. $52,000, or 14%, of the increase was due to interest income earned on the refinancing proceeds that were held in an escrow account for two and a half months after the refinancing of one of our properties. $39,000, or 11%, of the increase was attributable to the interest income earned on the mortgage rate lock deposit in accordance with the terms of the rate lock agreement. $21,000, or 6%, of the increase was primarily attributable to the interest and dividend income earned on our investment in marketable equity securities. The remaining increase of $51,000, or 14%, is primarily attributable to higher cash balances in interest bearing accounts during the year ended December 31, 2005.

Gain on Sale of Marketable Securities, Unconsolidated Real Estate and Joint Venture
      Gain on sale of marketable securities, unconsolidated real estate and joint venture of $572,000 for the year ended December 31, 2005 was due to the purchase and sale of the investments in our Merrill Lynch account of $440,000 and the gain on sale of Park Sahara of $132,000 in 2005. Gain on sale of marketable securities and joint venture of $1,231,000 for the year ended December 31, 2004 was due to the purchase and sale of the investment in the joint venture at G REIT-TRS, Inc. resulting in a gain of $980,000 and the gain on sale of marketable securities of $251,000.

Equity in Earnings (Losses) of Unconsolidated Real Estate
      Equity in earnings (losses) of unconsolidated real estate increased by $1,941,000, or 321%, to earnings of $1,337,000 during the year ended December 31, 2005 compared to equity in (losses) of ($604,000) for the year ended December 31, 2004. The increase was due primarily to the decrease in depreciation and amortization expense resulting from the listing for sale of the Congress Center and Park Sahara properties on February 8, 2005 and April 11, 2005, respectively. In accordance with SFAS No. 144, depreciation was not recorded after the two properties were listed for sale. Park Sahara was sold on December 20, 2005.

Income Taxes
      Income taxes decreased by $398,000, or 100%, to income taxes of $0 during the year ended December 31, 2005 compared to income taxes of $398,000 for the year ended December 31, 2004. Income taxes for the year ended December 31, 2004 consisted of the provision recorded as a result of the gain on sale of the joint venture at G REIT-TRS, Inc., a taxable REIT subsidiary, in July 2004.

Other Expense
      Other expense during the year ended December 31, 2005 is comprised of $309,000 of defeasance costs associated with the refinancing of Sutter Square on November 18, 2005 offset by other income of $59,000 associated with property management and accounting fee reimbursements related to our investments in Congress Center and Park Sahara in 2005.

Loss From Continuing Operations
      Loss from continuing operations was $3,706,000, or $0.08 per basic and diluted share, for the year ended December 31, 2005, compared to $3,101,000, or $0.08 per basic and diluted share, for the year ended December 31, 2004.

Income (Loss) from Discontinued Operations
      Income (loss) from discontinued operations was ($4,215,000) and $1,225,000 for the years ended December 31, 2005 and 2004, respectively, and is comprised of the net operating results of consolidated properties. In accordance with our plan of liquidation, all consolidated properties are included in discontinued operations.

Gain on Sale of Real Estate — Discontinued operations
      Gain on sale of real estate was $10,550,000 for the year ended December 31, 2005 and is comprised of the gain on sale of the 525 B Street property which was sold on August 10, 2005.

Net Income (Loss)
      Net income for the year ended December 31, 2005 was $2,629,000, or $0.06 per basic and dilutive share, compared with net loss of ($1,876,000), or ($0.05) per basic and dilutive share, for the year ended December 31, 2004.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003
      The operating results are primarily comprised of income derived from our portfolio of properties. Because of the significant property acquisitions throughout the years ended December 31, 2004 and 2003, the comparability of financial data from period to period is limited.

	Year Ended December 31,

	2004	2003	Change	Percent Change

Expenses:
General and administrative	$2,419,000	$1,287,000	$1,132,000	87.96%

Operating loss	(2,419,000)	(1,287,000)	(1,132,000)	87.96%
Other (expense) income:
Interest (including amortization of deferred financing costs)	(1,243,000)	(293,000)	(950,000)	324.23%
Interest and dividend income	332,000	117,000	215,000	183.76%
Gain on sale of marketable securities and joint venture	1,231,000	—	1,231,000	—
Equity in earnings (losses) of unconsolidated real estate	(604,000)	204,000	(808,000)	(396.08)%
Income taxes	(398,000)	—	(398,000)	—

Loss from continuing operations before discontinued operations	(3,101,000)	(1,259,000)	(1,842,000)	146.31%
Discontinued operations:
Income from discontinued operations	1,225,000	1,337,000	(112,000)	(8.38)%

	1,225,000	1,337,000	(112,000)	(8.38)%

Net income (loss)	$(1,876,000)	$78,000	$(1,954,000)	(2,505.13)%

General and Administrative Expenses
      General and administrative expenses consist primarily of third party professional legal and accounting fees related to our SEC filing requirements. General and administrative expenses increased $1,132,000, or 88%, to $2,419,000 during the year ended December 31, 2004 compared to general and administrative expenses of $1,287,000 for the year ended December 31, 2003. $257,000, or 23%, of the increases were attributable to stock compensation expense related to the stock option and restricted stock grants in 2004. In addition, $723,000, or 64%, of the increases were attributable to an increase in fees for services rendered by the independent auditors and outside council in 2004.

Interest Expense
      Interest expense increased $950,000, or 324%, to $1,243,000 during the year ended December 31, 2004 compared to interest expense of $293,000 for the year ended December 31, 2003. $908,000, or 96%, of the increase was due to the increase in loan fee amortization as a result of the increase in loan fees related to our Credit Facility. Further contributing to the increase was an increase in margin loan interest due to the margin borrowings on our investment in marketable securities account in 2004.

Interest and Dividend Income
      Interest and dividend income increased $215,000, or 184%, to $332,000 during the year ended December 31, 2004 compared to interest and dividend income of $117,000 for the year ended December 31, 2003. $125,000, or 58%, of the increases were primarily attributable to the interest and dividend income earned on our investment in marketable equity securities. The remaining increase of $90,000, or 42%, is primarily attributable to higher cash balances in interest bearing accounts as of December 31, 2004.

Gain on Sale of Marketable Securities and Joint Venture
      Gain on sale of marketable securities and joint venture was due to the purchase and sale of the investment in the joint venture at G REIT-TRS, Inc. resulting in a gain of $980,000 and the gain on sale of marketable securities of $251,000 during the year ended December 31, 2004.

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

Loss From Continuing Operations
      Loss from continuing operations was $3,101,000, or $0.08 per basic and diluted share, for the year ended December 31, 2004, compared to $1,259,000, or $0.15 per basic and diluted share, for the year ended December 31, 2003.

Income from Discontinued Operations
      Income from discontinued operations was $1,225,000 and $1,337,000 for the years ended December 31, 2004 and 2003, respectively, and is comprised of the net operating results of consolidated properties. In accordance with our plan of liquidation, all consolidated properties are included in discontinued operations.

Net Income (Loss)
      Net loss for the year ended December 31, 2004 was ($1,876,000), or ($0.05) per basic and dilutive share, compared with net income of $78,000, or $0.01 per basic and dilutive share, for the year ended December 31, 2003.
Liquidity and Capital Resources
      As of December 31, 2005, our total assets and net assets in liquidation were $887,499,000 and $453,459,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

Current Sources of Capital and Liquidity
      We anticipate, but can not assure, that our cash flow from operations and sales of property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities. Due to the timing of property sales and the maturity of certain debt obligations coming due, we may need to refinance some properties and/or request extensions of the terms of existing financing agreements.
      Our plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined at the discretion of our board of directors. Although we can provide no assurances, we currently expect that the liquidation will be completed within 24 months after approval of our plan of liquidation.

Factors Which May Influence Future Sources of Capital and Liquidity

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents Our Advisor has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our Initial and Second public offerings of common stock conducted through “best efforts” offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and private investment programs sponsored by our Advisor. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for limited liability company investments; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.
      Revised prior performance tables reflecting corrected numbers and disclosures from those initially included in our prospectuses dated July 22, 2002 and January 23, 2004 were included in our definitive proxy statement and our Current Report on Form 8-K filed with the SEC on January 13, 2006.

Debt Financing
      Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of December 31, 2005, we were in compliance with all such requirements.
      The composition of our aggregate debt balances as of December 31, 2005 (liquidation basis) and 2004 (going-concern basis) were as follows:

			Weighted-
			Average
	Total Debt		Interest Rate
	December 31,		December 31,

	2005	2004	2005	2004

	(Liquidation basis)	(Going-concern basis)
Mortgage, credit facility and other debt Mortgage	$350,402,000	$442,275,000	5.5%	4.4%
Credit facility and other debt	$60,964,000	$58,369,000	6.4%	4.5%
Fixed rate and variable rate
Fixed rate	$269,062,000	$87,264,000	5.3%	5.4%
Variable rate	$142,304,000	$413,380,000	6.3%	4.2%
      The percentage of fixed rate debt to total debt as of December 31, 2005 and 2004 does not take into consideration the portion of variable rate debt capped by our interest-rate cap agreements. Including the effects of the interest-rate cap agreements, we had fixed or capped 79.6% and 55.9% of our total outstanding debt as of December 31, 2005 and 2004, respectively.
      As of December 31, 2005, 34.6% of our total debt required interest payments based on variable rates. Although the interest payments on 79.6% of our debt are either fixed, or hedged through the employment of interest-rate swap and cap agreements as of December 31, 2005, the remaining 20.4% of our debt is exposed to fluctuations on the one-month LIBOR rate. We cannot provide assurance that we will be able to replace our interest-rate swap and cap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.
      The following table lists the derivative financial instruments held by us as of December 31, 2005:

Notional
Amount	Carrying Value	Instrument	Rate	Maturity

$75,000,000	$—	Cap	5.75%	01/31/2006
14,000,000	—	Cap	5.00%	03/01/2006

$89,000,000	$—

      We have restricted cash balances of $14,288,000 as of December 31, 2005 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

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
      We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We made cash distributions to our stockholders of $32,888,000 during the year ended December 31, 2005. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties. In accordance with our plan of liquidation, we intend to continue to pay regular monthly distributions to our stockholders at an annualized rate of 7.50% until we have made liquidating distributions pursuant to our plan of liquidation totaling $150,000,000. Thereafter, we do not expect to pay regular monthly distributions; however, we expect to satisfy the REIT distribution requirements through any liquidating distributions made pursuant to our plan of liquidation. Each distribution payment will be subject to the availability of cash and the discretion of our board of directors.
      As of December 31, 2005 we estimate that we will have $25,909,000 of commitments and expenditures during the liquidation period comprised of the following: $4,418,000 of liquidation costs; $8,226,000 of monthly distributions, and $13,265,000 of capital expenditures. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.
      A material adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of real estate assets may affect our ability to fund these items and may affect our ability to satisfy the financial performance covenants under our mortgages. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured notes could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.
      Liquidating distributions will be determined by our board of directors in their sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the board of directors may deem relevant. To the extent any distributions are made to our stockholders in excess of accumulated earnings, the excess distributions are considered a return of capital to stockholders for Federal income tax purposes.
      The stated range of stockholder distributions disclosed in our plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs that could reduce net assets actually realized; (ii) winding up our business significantly faster than anticipated which could eliminate some of the anticipated costs and result in higher net liquidation proceeds; (iii) a delay in our liquidation that could result in higher than anticipated costs and lower net liquidation proceeds; and (iv) circumstances that may change and lower the actual net proceeds realized from the sale of some of the assets, or significantly lower actual net proceeds, than currently estimated, including, for example, the discovery of new environmental issues or loss of a tenant.
      Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders. The income tax treatment for distributions reportable for the years ended December 31, 2005, 2004 and 2003, was as follows:

	2005

			2004

	December 31,

					2003

Ordinary income	$3,333,000	10.12%	$12,774,000	48.36%	$2,432,000	46.39%
Capital gain	11,963,000	36.34%	—	—	—	—
Return of capital	17,628,000	53.54%	13,642,000	51.64%	2,810,000	53.61%

	$32,924,000	100.00%	$26,416,000	100.00%	$5,242,000	100.00%

      Subject to our board of directors’ determinations and in accordance with our plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, dispositions of assets, and additional long-term secured and unsecured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We will instead, seek to refinance such debt at maturity or retire such debt through the disposition of the underlying property.
      If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If any or all of these events occur and if our board of directors continues to declare distributions to our stockholders at current levels, we may experience a cash flow deficit in subsequent periods. In connection with such a shortfall in net cash available, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in thes e assumptions could impact the financial results and our ability to fund working capital and unanticipated cash needs. To the extent any distributions are made to our stockholders in excess of accumulated earnings, the excess distributions are considered a return of capital to our stockholders for federal income tax purposes.

Cash Flows

Years Ended December 31, 2005 and 2004
      Cash flows provided by operating activities decreased by $20,208,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004. The decrease was primarily due to decreases in accounts payable and accrued liabilities, accounts and other receivables, other assets, and distributions received in excess of equity in earnings from investments in unconsolidated real estate. The decreases were offset by increases in depreciation and amortization relating to the assets acquired in 2005 and 2004.
      Cash flows provided by investing activities were $80,432,000 for the year ended December 31, 2005 and were primarily related to the sale of the 525 B Street property in August 2005 offset by increases in capital expenditures, the purchase of the Opus Plaza and Eaton Freeway properties in September 2005 and October 2005, respectively, and increases in restricted cash. Cash flows used in investing activities of $563,218,000 for the year ended December 31, 2004 were primarily due to the purchases of operating properties, purchases of marketable securities, increases in capital expenditures and decreases in restricted cash.
      Cash flows used in financing activities were $110,351,000 for the year ended December 31, 2005. The decrease of $635,698,000 during 2005 compared to 2004 was primarily due to the proceeds received on the second offering which terminated on April 30, 2004 plus borrowings under the Credit Facility and through mortgages payable throughout 2004 offset by borrowings under our Credit Facility and mortgages payable in 2005. Further contributing to the decrease were repayments under the Credit Facility and mortgage debt. In addition, cash distributions paid to stockholders in 2005 were $32,888,000 compared to $26,335,000 in 2004.
      As a result of the above, cash and cash equivalents decreased $10,222,000 for the year ended December 31, 2005 to $7,345,000.

Years Ended December 31, 2004 and 2003
      Cash flows provided by operating activities increased by $32,027,000 for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase was primarily due to increases in depreciation and amortization relating to the newly acquired assets and related accounts payable of the twelve properties acquired in 2004.
      Cash flows used in investing activities were $563,218,000 for the year ended December 31, 2004. The use of cash was primarily for the acquis ition of twelve consolidated properties purchased during 2004.
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

Capital Resources

General
      Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage the increased market value in the real estate assets we own and our ability to obtain debt financing from third parties. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments.
      Our primary uses of cash are to fund distributions to our stockholders, to fund capital investment in our existing portfolio of operating assets and for debt service. We may also regularly require capital to invest in our existing portfolio of operating assets in connection with routine capital improvements, deferred maintenance on our properties recently acquired and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.
      In accordance with our plan of liquidation, we anticipate our source for the payment of distributions to be primarily from the net proceeds from the sale of our properties and funds from operating activities. We will require up to $13,265,000 for the year ended December 31, 2006 for capital expenditures, including, without limitation, tenant and/or capital improvements and lease commissions. We intend to use proceeds from the sale of properties to provide funds to the extent the reserves on deposit with the lender of $14,288,000 as of December 31, 2005, are not sufficient or cannot be used for these expenditures.
      Distributions payable to our stockholders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a stockholder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Financing
      Mortgages payable, the Credit Facility and other debt as a percentage of total capitalization decreased to 56.4% as of December 31, 2005 from 58.4% as of December 31, 2004. This decrease was due to the decrease in total debt as a result of the sale of the 525 B Street property and the payoff of the cross-collateralized debt of the 525 B and 600 B Street properties offset by the refinancing of five properties and the financing of the Opus Plaza and Eaton Freeway acquisitions during the year ended December 31, 2005. In addition, the decrease was due to the decrease in stockholders’ equity due to distributions during the year ended December 31, 2005. As of December 31, 2005 and December 31, 2004, our mortgage loans payable balances, including mortgage loans payable secured by property held for sale, were $350,402,000 and $442,275,000, respectively. Our Credit Facility balance was $58,369,000 as of December 31, 2005 and 2004, respectively. Our Margin Security Account balances as of December 31, 2005 and 2004 were $2,595,000 and $0, respectively.
      As of December 31, 2005, advances under our Credit Facility bear interest, at our election, at the either prime rate or the one-month LIBOR rate plus a margin of 2.25%. Advances are subject to a floor interest rate of 3.5%. We are required to make interest only payments on a monthly basis. In connection with the terms of our Credit Facility, we granted LaSalle a right of first refusal to finance any other purchases of properties we may make. As of December 31, 2005, the terms of the Credit Facility provided for maximum potential borrowings of $175,000,000 to the extent we have secured properties with comparable equity. As of December 31, 2005, our borrowings under the Credit Facility totaled $58,369,000 and bore interest at the rate of 6.34% per annum.
      Our Credit Facility with LaSalle matured on January 30, 2006. On January 25, 2006, G REIT, Inc., as the general partner for G REIT, L.P., entered into a Second Amended and Restated Credit Agreement, or Amended Credit Agreement, for our Credit Facility in the amount of $58,369,000, with lenders: (i) LaSalle; (ii) Bank of America, National Association; and (iii) Citizens Financial Bank; with LaSalle acting as agent for the lenders. The Credit Facility matures on January 30, 2007. Advances under this Credit Facility are collateralized by our mortgaged properties and proceeds thereof. Advances bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.25%, when we meet certain conditions, which include no default on advances, and full compliance with the other covenants. The advances are subject to a floor rate of 3.5% and require interest only payments on a monthly basis.
      The Amended Credit Agreement contains covenants that are comparable to those of other real estate investment trusts and facilitates our plan of liquidation which was thereafter approved by our stockholders on February 27, 2006. These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, investments, acquisitions, and dividend distributions; and maintenance of specified financial ratios. The Amended Credit Agreement contains normal events of default for an agreement of this type. The nonpayment of any outstanding principal, interest, fees or amounts due under the Credit Facility and the failure to perform or observe covenants in the loan documents, among other things, could result in events of default. Additionally, under the terms of the Amended Credit Agreement, at no time during the loan shall the borrowing base be made up of less than two properties or our minimum net worth equal to less than $150,000,000.
      As of December 31, 2005, we had $7,173,000 in cash and cash equivalents . In addition, we have restricted cash balances of $14,288,000 as of December 31, 2005 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $97,500,000 and $105,606,000 as of December 31, 2005 and 2004, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $29,250,000 and $29,635,000 as of December 31, 2005 and 2004, respectively. The decrease of $385,000 in unconsolidated debt was due to the sale of Park Sahara in December 2005.

      Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis . Compliance with such covenants is dis cussed in our Debt Financing disclosure included herein.

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

Type of Insurance Coverage	Loss Exposure/Deductible

Property damage and business interruption	$300 million per occurrence loss limit, subject to a $10,000 per occurrence deductible
Boiler and machinery	$100 million per occurrence loss limit, subject to a $10,000 per occurrence deductible
Property Terrorism	$100 million per occurrence loss limit, subject to a $10,000 per occurrence deductible
Earthquake (all states, except CA & OK)	$20 million annual aggregate loss sublimit, subject to a $50,000 per occurrence deductible
Earthquake (California properties only)	$100 million annual aggregate loss sublimit, subject to a 5% ($100,000 minimum) per occurrence deductible
Flood — named storm	$35 million annual aggregate loss, subject to a 5% total insurable value of the property ($100,000 minimum) per occurrence deductible
Flood — Zone A	$20 million annual aggregate loss sublimit, subject to a 5% ($1,000,000 minimum) per occurrence deductible
Flood — Zone B	$35 million annual aggregate loss sublimit, subject to a 5% $(25,000 minimum/$100,000 maximum) per occurrence deductible
Flood — all other	$100 million annual aggregate loss sublimit, subject to a 5% ($25,000 minimum/$100,000 maximum) per occurrence deductible
General liability	$1 million each occurrence limit of liability and $25 million annual general aggregate limit of liability, including terrorism
Automobile liability	$1 million per accident for all Owned, Hired and Non — Owned
Umbrella (excess liability)	$100 million annual aggregate limit of liability excess of underlying General Liability, including terrorism

Debt Service Requirements
      One of our principal liquidity needs are payments of interest and principal on outstanding indebtedness, which includes mortgages, our Credit Facility and other debt. As of December 31, 2005,

17 of our properties were subject to existing mortgages, including mortgage loans payable secured by property held for sale, which had an aggregate principal amount outstanding of $362,580,000 ($350,402,000 liquidation basis). The outstanding balance on our Credit Facility and other debt was $60,964,000. Our total debt consisted of $269,062,000 on a liquidation basis , or 65%, of allocable fixed rate debt at a weighted-average interest rate of 5.28% per annum and $142,304,000 on a liquidation basis , or 35%, of variable rate debt at a weighted-average interest rate of 6.27% per annum. The variable rate debt includes $58,369,000 on our Credit Facility and a $2,595,000 margin loan on our marketable securities. As of December 31, 2005, our margin loan liability was at an interest rate of 7.75% per annum. $58,369,000, or 40%, of our variable rate debt, is subject to an interest rate cap agreement that as of December 31, 2005 would convert this variable debt into fixed rate debt at an interest rate of 8.00% per annum if LIBOR rates were to increase above the 5.75% cap rate. The interest rate cap agreement expired on January 31, 2006. As of December 31, 2005, the weighted-average interest rate on our outstanding debt was 5.62% per annum. The scheduled principal payments for the next five years, as of December 31, 2005 (liquidation basis) are as follows:

Year	Amount

2006	$118,968,000
2007	30,069,000
2008	2,199,000
2009	31,499,000
2010	2,769,000
Thereafter	225,862,000

$411,366,000

Contractual Obligations
      The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and our Credit Facility and to our scheduled interest payments of our fixed and variable rate debt as of December 31, 2005. It also provides information about the minimum commitments due in connection with our ground lease obligations as of December 31, 2005. The table does not reflect any available extension options.

	Payments Due by Period (Liquidation Basis)

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2006)	(2007-2008)	(2009-2010)	(After 2010)	Total

Principal payments — variable rate debt	$117,810,000	$19,116,000	$5,378,000	$—	$142,304,000
Principal payments — fixed rate debt	1,158,000	13,152,000	28,890,000	225,862,000	269,062,000
Interest payments — variable rate debt (based on rate in effect as of December 31, 2005)	3,044,000	1,210,000	25,000	—	4,279,000
Interest payments — fixed rate debt	14,722,000	28,595,000	24,310,000	44,805,000	112,432,000
Ground lease obligations	371,000	742,000	742,000	665,000	2,520,000
Tenant improvement and lease commission obligations	6,003,000	—	—	—	6,003,000

Total	$143,108,000	$62,815,000	$59,345,000	$271,332,000	$536,600,000

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

      Our FFO reporting complies with NAREIT’s policy described above.
      The following is the calculation of FFO for the years ended December 31, 2005, 2004 and 2003, respectively:

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

Net income (loss)	$2,629,000	$(1,876,000)	$78,000
Add:
Depreciation and amortization — discontinued operations	38,519,000	34,730,000	3,718,000
Depreciation and amortization — unconsolidated properties	195,000	1,457,000	1,223,000
Less:
Gain on sale of real estate and joint venture (net of related income tax)	(10,682,000)	(493,000)	—

Funds from operations	$30,661,000	$33,818,000	$5,019,000

Weighted-average common shares outstanding — basic and diluted	43,867,000	37,336,000	8,243,000

Gain on the sale of investments included in net income (loss) and FFO	$440,000	$251,000	$—

Subsequent Events
      On January 25, 2006, we entered into a Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, for our Credit Facility in the amount of $58,369,000, with lenders: (i) LaSalle; (ii) Bank of America, National Association; and (iii) Citizens Financial Bank, with LaSalle acting as agent for the banks, for the purpose of facilitating our plan of liquidation. The Amended Credit Agreement amends and restates our former credit facility under that certain Amended and Restated Credit Agreement dated July 17, 2003, and subsequent amendments entered into between us and LaSalle.
      On February 27, 2006, at the Special Meeting of Stockholders, our stockholders approved a plan of liquidation. Our plan of liquidation contemplates the orderly sale of all our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company.

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

      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2005 (on a liquidation basis), the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Fixed rate debt	$1,158,000	$11,095,000	$2,057,000	$26,121,000	$2,769,000	$225,862,000	$269,062,000	$269,062,000
Average interest rate on maturing debt	5.29%	5.83%	5.27%	5.46%	5.25%	5.23%	5.28%
Variable rate debt	$117,810,000	$18,974,000	$142,000	$5,378,000	$—	$—	$142,304,000	$142,304,000
Average interest rate on maturing debt (based on rate in effect as of December 31, 2005)	6.16%	7.18%	5.54%	5.54%	—	—	6.27%
      The weighted-average interest rate of our mortgage debt as of December 31, 2005 was 5.62% per annum. As of December 31, 2005, our mortgage debt consisted of $269,062,000, or 65%, of the total debt at a fixed interest rate of 5.28% per annum and $142,304,000, or 35%, of the total debt at a variable interest rate of 6.27% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2005, for example a 0.50% increase in LIBOR would have increased our overall annual interest expense by $705,000, or less than 7.9%.
      Our exposure to market changes in interest rates is similar to that which we faced as of December 31, 2004. The table below presents, as of December 31, 2004, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed rate debt	$695,000	$1,280,000	$10,843,000	$4,952,000	$1,252,000	$68,242,000	$87,264,000	$93,228,000
Average interest rate on maturing debt	5.46%	5.37%	5.85%	6.48%	5.20%	5.20%	5.36%
Variable rate debt	$62,910,000	$165,043,000	$26,272,000	$2,278,000	$156,877,000	$—	$413,380,000	$424,077,000
Average interest rate on maturing debt (based on rate in effect as of December 31, 2005)	3.88%	4.36%	4.56%	3.66%	4.02%	—	4.17%
      The weighted-average interest rate of our mortgage debt as of December 31, 2004 was 4.37% per annum. As of December 31, 2004, our mortgage debt consisted of $87,264,000, or 17%, of the total debt at a fixed interest rate of 5.36% per annum and $413,380,000, or 83%, of the total debt at a variable interest rate of 4.17% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2005, for example a 0.50% increase in LIBOR would have increased our overall annual interest expense by $1,992,000, or less than 11.6%.

Item 8.	Financial Statements and Supplementary Data
      See the index included at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures that we adopt outweigh their costs.
      Following the signatures section of this Annual Report are certifications of our chief executive officer and our chief financial officer required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a -14(a) and 15d-14(a) under Exchange Act, or the Section 302 Certification. This portion of our Annual Report on Form 10-K is our disclosure of the results of its controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.
      During the period covered by this report, we commenced an evaluation under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and third-party consultants, together with our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act, as amended). Effective February 8, 2004, the board of directors retained Deloitte & Touche, LLP, or Deloitte, as our new independent certified public accountant based on the recommendation of our audit committee.
      Pursuant to the Evaluation, our chief executive officer and chief accounting officer conclude as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in the SEC and forms.
      (b) Changes in internal control over financial reporting. During the three months ended December 31, 2005, we continued to develop our internal controls as follows: we implemented a review of our lease expiration reports and rent rolls to ensure the proper and appropriate write-off of the intangible assets allocated to our tenants in conjunction with our SFAS No. 141 purchase price allocation; we continued to hire qualified and experienced personnel; we continued the design process for design and implementation of our policies and procedures, including designing and implementing a training program; we increased the training of our finance and accounting staff/personnel in SEC financial reporting; and we reviewed, tested and certified the financial information presented. We will continue to make changes in our internal control processes in the future and anticipate that the internal controls will continue to be in place and function over the next several quarters.
Item 9B.     Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table and biographical descriptions set forth information with respect to our executive officers and directors as of March 17, 2006.

Name	Age	Position	Term of Office

Anthony W. Thompson(1)	59	Chairman of the Board of Directors	Since 2001
Gary T. Wescombe	63	Director	Since 2001
Edward A. Johnson	54	Director	Since 2001
D. Fleet Wallace	38	Director	Since 2002
W. Brand Inlow	52	Director	Since 2002
Glenn L. Carpenter	63	Director	Since 2005
Gary Hunt	57	Director	Since 2005
Scott D. Peters(2)	48	Chief Executive Officer, President	Since 2005
Talle A. Voorhies	58	Vice President	Since 2001
Jack R. Maurer	61	Executive Vice President	Since 2001
Andrea R. Biller	55	Secretary	Since 2004
		Executive Vice President	Since 2005
Courtney Gulledge	27	Chief Accounting Officer	Since 2006

(1)	Mr. Thompson previously served as our Chief Executive Officer and President from December 2001 until December 2005.

(2)	Mr. Peters previously served as our Executive Vice President and Chief Financial Officer from September 2004 until December 2005.
      There are no family relationships between any directors, executive officers or between any director and executive officer.
      Anthony W. (“Tony”) Thompson has served as the chairman of our board of directors and a director since December 2001, and previously served as our chief executive officer and president from December 2001 until December 2005. Mr. Thompson is a co-founder and owns 36% of our Advisor, Triple Net Properties, LLC, and has been its chief executive officer and chairman of the board of managers since its inception in April 1998. He is also president and 84% owner of Realty, an affiliated real estate brokerage and management company that provides certain real estate brokerage and management services to us. Mr. Thompson served as chief executive officer and president of T REIT, Inc., an affiliate, from December 1999 through August 2004. Prior to April of 1998, Mr. Thompson was co-founder, co-owner, director and officer of a number of real estate investment entities trading under the name The TMP Companies, including the TMP Group, Inc., a full-service real estate investment firm founded in 1978. Mr. Thompson has been the president and 100% owner, through December 31, 2004, of our dealer manager, NNN Capital Corp., since 1986 and is a registered securities principal with the National Association of Securities Dealers, or NASD. Mr. Thompson serves as the chairman of the board of directors of T REIT, Inc. He is a 1969 graduate of Sterling College with a BS degree in economics. He is a member of the Sterling College board of trustees and various other charitable and civic organizations.
      Gary T. Wescombe has served as a director of our company since December 2001. Mr. Wescombe provides consulting services to various entities in the real estate sector. From October 1999 to December 2001, he was a partner in Warmington Wescombe Realty Partners in Costa Mesa, California, where he focused on real estate investments and financing strategies. Prior to retiring in 1999, Mr. Wescombe was a Partner with Ernst & Young, LLP (previously Kenneth Leventhal & Company) from 1970 to 1999. In addition, Mr. Wescombe is director, chief financial officer and treasurer of the Arnold and Mabel Beckman Foundation, a nonprofit foundation established for the purpose of supporting scientific research.

Mr. Wescombe received a BS degree in accounting and finance from California State University, San Jose in 1965 and is a member of the American Institute of Certified Public Accountants and California Society of Certified Public Accountants.
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
      D. Fleet Wallace has served as a director of our company since April 2002. He is a principal and co-founder of McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment properties in the Southeast formed in October 2004. Mr. Wallace also serves as a principal of Greystone Capital Management, LLC, formed in September 2001, and helps manage Greystone Fund, L.P. Greystone Fund, L.P. is a professionally managed opportunity fund invested primarily in promising venture capital opportunities and distressed assets in the form of real estate, notes and accounts receivable, inventory and other assets. From April 1998 to August 2001, Mr. Wallace served as corporate counsel and Assistant Secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. At United Dominion, he managed general corporate matters for over 150 affiliated entities, negotiated and executed numerous real estate acquisitions and dispositions and provided legal support on over $1 billion in financing transactions. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with the firm of McGuire Woods in Richmond, Virginia. Mr. Wallace also serves as a director of T REIT, Inc. Mr. Wallace received a BA degree in history from the University of Virginia in 1990 and a JD degree from University of Virginia in 1994.
      W. Brand Inlow has served as a director of our company since April 2002. He is a principal, co-founder and serves as director of acquisitions for McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment communities in the Southeast formed in October 2004. Since October 2003, Mr. Inlow has provided professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations and through an affiliation with LAS Realty in Richmond, VA, conducts commercial real estate brokerage. Mr. Inlow also is president of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as president of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through October 2003. Prior to joining Summit Realty, from November 1999 to September 2001 he was vice president of acquisitions for EEA Realty, LLC in Alexandria, Virginia where he was responsible for acquisition, disposition and financing of company assets, which were primarily garden apartment properties. Prior to joining EEA Realty, from November 1991 to November 1999 Mr. Inlow worked for United Dominion Realty Trust, Inc. a publicly traded real estate investment trust, as assistant vice president and senior acquisition analyst, where he was responsible for the acquisition of garden apartment communities. Mr. Inlow also serves as a director of T REIT, Inc.
      Glenn L. Carpenter has served as a director of our company since March 2005. Mr. Carpenter is the president, chief executive officer and chairman of FountainGlen Properties, LP, a privately held company in Newport Beach, California that develops, owns and operates apartment communities for active seniors. Prior to serving with FountainGlen, from 1994 to 2001 Mr. Carpenter was the chief executive officer and founder of Pacific Gulf Properties Inc., a publicly traded REIT that developed and operated industrial business parks and various types of apartment communities. From 1970 to 1994, Mr. Carpenter served as president and chief executive officer and other officer positions of Santa Anita Realty Enterprises Inc., a publicly traded REIT that owned and managed industrial office buildings, apartments and shopping centers. Mr. Carpenter received his BS degree in accounting in 1967 from California State University, Long Beach. He has received numerous honors in the real estate field including the 2000 Real Estate Man of the Year Award and was voted the 1999 Orange County Entrepreneur of the Year. Mr. Carpenter sits on the board of councilors of the School of Gerontology at the University of Southern California and is a council member of the American Seniors Housing Association and Urban Land Institute.
      Gary Hunt has served as the managing partner of California Strategies, a privately held consulting firm in Irvine, California that works with large homebuilders, real estate companies and government entities since 2001. Prior to serving with California Strategies, Mr. Hunt was the executive vice president of The Irvine Company, a 110-year-old privately held company that plans, develops and invests in real estate primarily in Orange County, California for 25 years. At The Irvine Company, Mr. Hunt worked at local, regional, state and federal levels directing the company’s major entitlement, regional infrastructure, planning and strategic government, media and community relations activities. Additionally, Mr. Hunt served on the Board of Directors and the Executive Committee of The Irvine Company for 10 years. Some of Mr. Hunt’s other work experience includes staff positions with the California State Legislature, U.S. House of Representatives, California Governor Ronald Reagan and Executive Director of the Californian Republican Party. Mr. Hunt holds a JD from the Irvine University School of Law and teaches courses on business and government at the Graduate School of Management, UC Irvine. He also serves on the Board of Directors of Glenair Inc., The Beckman Foundation and the Irvine Health Foundation.
      Scott D. Peters has served as our chief executive officer and president since December 2005, having previously served as our executive vice president and chief financial officer since September 2004. Effective September 2004, Mr. Peters also serves as the executive vice president and chief financial officer of T REIT and executive vice president, chief financial officer and member of the board of managers of our Advisor. From September 2004 through January 2005, he also served as executive vice president and chief financial officer of A REIT. Since July 1996, Mr. Peters has served as senior vice president, chief financial officer and a director of Golf Trust of America, Inc., a real estate investment trust, which became publicly traded in February 1997. Mr. Peters received a BBA degree in accounting and finance from Kent State University.
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
      Jack R. Maurer has served as our executive vice president since December 2001. Mr. Maurer has served as a member of our Advisor’s board of managers since 1998. He also served as chief financial officer of our Advisor from April 1998 to December 2001, when he became financial principal of NNN Capital Corp. Mr. Maurer has served as chief executive officer and president of T REIT since August 2004 and previously served as its secretary and treasurer. Mr. Maurer has over 33 years of real estate financial management experience in residential and commercial development and the banking industry. Mr. Maurer received a BS degree from California University at Northridge in 1973 and is a registered general securities principal with the NASD.
      Andrea R. Biller has served as our executive vice president since December 2005 and as our secretary since June 2004. She has served as general counsel for our Advisor since March 2003, overseeing all legal functions for our Advisor and coordinating with outside counsel. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the Securities and Exchange Commission from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller earned a BA degree in psychology from Washington

University, an MA degree in psychology from Glassboro State University and a JD degree from George Mason University School of Law in 1990, where she graduated first in her class “With Distinction.” Ms. Biller is a member of the California, Virginia and the District of Columbia State Bars.
      Courtney Gulledge has served as our chief accounting officer since January 2006. She has served as a financial reporting manager for our Advisor since July 2004 and as a senior REIT accountant for our Advisor from October 2003 to July 2004. From September 2001 to October 2003, Ms. Gulledge gained public accounting experience while employed at Deloitte & Touche, LLP . Ms. Gulledge is a Certified Public Accountant and received her BA degree in business economics with a minor in accounting from the University of California, Los Angeles.
Our Advisor’s Managers and Executive Officers
      As of March 17, 2006, Anthony W. Thompson, Scott D. Peters, Jack R. Maurer, Talle A. Voorhies, Daniel R. Baker and Louis J. Rogers serve as members of our Advisor’s board of managers. None of the members of our Advisor’s board of managers are independent. The members of our Advisor’s board of managers serve for unlimited terms and our Advisor’s executive officers serve at the discretion of our Advisor’s board of managers. The members of our Advisor’s Board of Managers and our Advisor’s executive officers as of March 17, 2006 are as follows:

Anthony W. (“Tony”) Thompson also serves as our chairman of the board of directors. See disclosure under G REIT Executive Officers above.

Scott D. Peters also serves as one of our executive officers. See disclosure under G REIT Executive Officers above.

Jack R. Maurer also serves as one of our executive officers. See disclosure under G REIT Executive Officers above.

Talle A. Voorhies also serves as one of our executive officers. See disclosure under G REIT Executive Officers above.

Andrea R. Biller also serves as one of our executive officers. See disclosure under G REIT Executive Officers above.

Louis J. Rogers has served as president and a member of the board of managers of our Advisor since August 2004 and September 2004, respectively. Mr. Rogers has been a member of Hirschler Fleischer since 1988, was a shareholder from 1994 to December 31, 2004, and, since January 2005, has served as their senior counsel. At Hirschler Fleischer he specialized in structuring like-kind (Section 1031) exchanges, private placements and syndications, formation and operation of real estate investment trusts and acquisitions and financings for real estate transactions. Mr. Rogers earned a B.S. degree from Northeastern University in 1979 (with highest honors), a BA degree (with honors) in 1981, an MA degree in 1985 in jurisprudence from Oxford University and a JD degree in 1984 from the University of Virginia School of Law. Mr. Rogers is a member of the Virginia State Bar. Mr. Rogers is a member of the Virginia State Bar and is a registered securities principal and broker with the NASD.

Daniel R. “Dan” Baker has served as a member of the board of managers of our Advisor since April 1998. Mr. Baker founded SugarOak Corporation in 1984 and served as its president until 2004. SugarOak Corporation provides asset management, construction management, property management and real estate development services. Since 2004, Mr. Baker has served as chairman of the board of SugarOak Holdings, a successor to SugarOak Corporation. SugarOak Holdings has three subsidiaries whose activities include construction, asset management and syndication. Mr. Baker is also president and chairman of the board of Union Land and Management Company and director and president of Coastal American Corporation. In these positions, Mr. Baker has managed commercial real estate assets in excess of $200 million in market value. In addition, Mr. Baker is a founding and former director of the Bank of the Potomac, a former board member of F&M Bank and currently an advisory board member of BB&T Bank. A cum laude graduate of Harvard College with a BA degree in government, Mr. Baker participates in numerous community organizations and is a former Citizens of the Year in Herndon, Virginia and a Paul Harris Fellow in Rotary.

Richard T. Hutton Jr. has served as a member of the board of managers of our Advisor since September 2005 and as the chief investment officer of our Advisor since August 2003. Mr. Hutton has also served as our interim chief financial officer from October 2003 through December 2003 and April 2004 through September 2004 and also serves as the chief executive officer of NNN 2003 Value Fund, LLC. From April 1999 to August 2003, Mr. Hutton served as senior vice president — real estate acquisitions and vice president — property management of our Advisor. In that position, Mr. Hutton was responsible for the oversight of the management of the real estate portfolios and property management staff of our Advisor and its affiliates. Mr. Hutton’s previous experience includes serving as controller for the TMP Group from November 1997 to April 1999. Mr. Hutton has also served as the interim chief financial officer of T REIT and our Advisor from October 2003 through December 2003 and April 2004 through September 2004. Mr. Hutton has a BA degree in psychology from Claremont McKenna College and has been licensed as a Certified Public Accountant in California since 1984.

Shannon Alter has served as executive vice president — public real estate for our Advisor since October 2005. Prior to that, Ms. Alter served as senior vice president-director of operations for our Advisor since June 2002. Ms. Alter oversees our Advisor’s portfolio, manages the property management staff and is responsible for managing third party property managers. Ms. Alter owned and managed Retail Management Services, a commercial real estate consulting firm, from 1996 to June 2002. Ms. Alter’s experience includes prior positions as manager of property management for The Vons Companies, Inc. and director of property management for Diversified Shopping Centers. She was the 2004 President of the Orange County IREM chapter and teaches IREM courses on a national and local basis. Ms. Alter was awarded the Journal of Property Management Article of the Year award for 1998 and 1999. Ms. Alter holds a BA degree from the University of Southern California.

Fiduciary Relationship of our Advisor to Us
      Our Advisor is a fiduciary of us and has fiduciary duties to us and our stockholders pursuant to the Advisory Agreement and under applicable law. Our Advisor’s fiduciary duties include responsibility for our control and management and exercising good faith and integrity in handling our affairs. Our Advisor has a fiduciary responsibility for the safekeeping and use of all of our funds and assets, whether or not they are in its immediate possession and control, and may not use or permit another to use such funds or assets in any manner except for our exclusive benefit.
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

Committees of the Board of Directors

Audit Committee
      Our audit committee, consisting of a majority of independent directors, is comprised of Messrs. Inlow, Wallace and Wescombe. The board of directors has determined that Mr. Wescombe qualifies as an “audit committee financial expert” under the rules of the SEC. Our audit committee:

•	makes recommendations to our board of directors concerning the engagement of independent public accountants;

•	reviews the plans and results of the audit engagement with the independent public accountants;

•	approves professional services provided by, and the independence of, the independent public accountants;

•	considers the range of audit and non -audit fees;

•	consults with the independent public accountants regarding the adequacy of the internal accounting controls; and

•	periodically meets with representatives of our disclosure committee on various subjects within the scope of the disclosure committee’s charter (the disclosure committee is comprised of representatives of our management).
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

Executive Compensation Committee
      Our board of directors has established an executive compensation committee consisting of up to three directors, including at least two independent directors, to establish compensation policies and programs for our directors and executive officers. Currently, our executive compensation committee is comprised all members of our board of directors. At present, the executive compensation committee serves only to review recommendations of management for awarding stock option grants, restricted stock and other awards available under our two stock option plans and the 2004 incentive award plan. Pursuant to our plan of liquidation, as of February 27, 2006, all plans were terminated and all options under the plans were forfeited.

Special Committee
      Effective February 8, 2004, the board of directors formed the special committee consisting of our independent directors to consider and review several proposed corporate transactions. Mr. Wallace was elected chairperson of the special committee. The special committee engaged an independent financial advisor and independent counsel to assist them in their review. On December 19, 2005, each of our special committee and our board of directors approved a plan of liquidation which was thereafter approved by our stockholders at the Special Meeting of Stockholders held on February 27, 2006.

Compensation of Directors
      Effective June 29, 2004, we pay each independent and outside director an annual retainer fee of $15,000. In addition, each independent and outside director is paid the following fees for attending board of directors and committee meetings:

•	$1,000 per regular monthly board of directors meeting, whether in person or by telephone;

•	$500 per committee meeting, whether in person or by telephone, unless the committee meeting follows a regularly scheduled monthly board meeting; and

•	an additional $500 per committee meeting to the committee chairperson for each meeting attended in person or by telephone.
      The independent and outside directors also qualify for the independent director stock option plan and 2004 incentive award plan. Pursuant to our plan of liquidation, as of February 27, 2006, all plans were terminated.
Independent Director Stock Option Plan
      On July 22, 2002, we adopted the independent director stock option plan, or Director Plan. Only outside and independent directors are eligible to participate in the Director Plan. We have authorized and reserved a total of 100,000 shares of common stock for issuance under the Director Plan. The Director Plan provides for the grant of initial and subsequent options. During the year ended December 31, 2004, we granted options to purchase 10,000 shares at $9.00 per share to each of the four independent and outside directors. No options were granted during the year ended December 31, 2005. As of December 31, 2005, there were 80,000 options outstanding for the purchase of 80,000 shares of our common stock, of which 40,000 were vested, in accordance with the Director Plan. The Director Plan was approved at our annual meeting of stockholders on June 28, 2003. Pursuant to our plan of liquidation, as of February 27, 2006, the plan was terminated and all options under the plan were forfeited.
Officer and Employee Stock Option Plan
      On July 22, 2002, we adopted the officer and employee stock option plan, or Officer Plan. All of the officers and employees are eligible to participate in the Officer Plan; however, we have no employees as of December 31, 2005. We have authorized and reserved a total of 400,000 shares of common stock for issuance under the Officer Plan. Our board of directors, acting on the recommendation of management, has discretion to grant options to officers and employees. During the year ended December 31, 2004, we granted options to purchase 275,000 shares of our common stock at $9.00 per share to our officers under the Officer Plan. No options were granted during the year ended December 31, 2005. As of December 31, 2005, there were options outstanding for the purchase of 340,000 shares of our common stock, of which 65,000 were vested, to our officers. The Officer Plan was approved at our annual meeting of stockholders on June 28, 2003. Pursuant to our plan of liquidation, as of February 27, 2006, the plan was terminated and all options under the plan were forfeited.
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

      We have granted the following shares of restricted stock to our independent directors pursuant to the 2004 Plan: 35,000 and 20,000 shares during the year ended December 31, 2005 and 2004, respectively. Restricted shares vest 20% per year on each of the first through fifth anniversaries of the grant date, or sooner upon a change of control of our company. 4,000 restricted shares vested during the year ended December 31, 2005. Compensation expense related to the restricted stock awards under the 2004 Plan are recorded over the related vesting periods based on the fair value of the underlying awards. Pursuant to our plan of liquidation, as of February 27, 2006, all 51,000 unvested shares of restricted stock became vested and the plan was terminated.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our officers and directors, and persons who own 10% or more of our common stock, to report their beneficial ownership of our common stock (and any related options) to the SEC. Their initial reports must be filed using the SEC’s Form 3 and they must report subsequent stock purchases, sales, option exercises and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on Form 5. Officers, directors and stockholders owning more than 10% of our common stock are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a). We have made the services of our legal counsel available to our officers and directors to assist them in meeting their filing obligations.
      Based solely on our review of copies of these reports filed by or on behalf of our officers and directors (or oral representations that no such reports were required) as of March 17, 2006, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2005 were complied with.
Code of Business Conduct and Ethics
      We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all directors, consultants and employees, including the chief executive officer and the principal financial officers and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to G REIT, Inc. at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705, Attention: Secretary.

Item 11.	Executive Compensation
Compensation of Executive Officers
      We have no employees and our executive officers are all employees of our Advisor and/or its affiliates. These executive officers are compensated by our Advisor and/or its affiliates and will not receive any compensation from us for their services, outside of the Officer Plan.
Option/ SAR Grants in Last Fiscal Year
      We did not grant any options to purchase shares of our common stock or stock appreciation rights to our officers in the last fiscal year ended December 31, 2005.

Aggregated Option/ SAR Exercises and Fiscal Year-End Option/ SAR Value Table

			(d)	(e)
	(b)		Number of Securities	Value of Unexercised
	Shares	(c)	Underlying Unexercised	In-the-Money
(a)	Acquired on	Value	Options/SARs at FY- End	Options/SARs at FY- End ($)
Name	Exercise ($)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Anthony W. Thompson(1)	-0-	-0-	45,000/50,000	$43,000/$50,000
Scott D. Peters(2)	-0-	-0-	0	0

(1)	Mr. Thompson previously served as our Chief Executive Officer and President until December 19, 2005.

(2)	Mr. Peters previously served as our Executive Vice President and Chief Financial Officer until December 19, 2005, when he was appointed as our Chief Executive Officer and President.
Compensation Committee Interlocks and Insider Participation
      During 2005, all of our directors served on the executive compensation committee. Mr. Thompson also served as our chief executive officer and president until December 19, 2005.
Board Compensation Committee Report on Executive Compensation
      The executive compensation committee may recommend awards of stock options to officers and other employees under the Officer Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
PRINCIPAL STOCKHOLDERS
      The following table shows, as of March 17, 2006, the number and percentage of shares of our common stock owned by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (2) our chief executive officer (and each of the four most highly compensated executive officers if such officer’s salary and bonus for 2005 exceeded $100,000), (3) each director and (4) all directors and executive officers as a group.

	Number of Shares of
	Common Stock		Percent of
Name of Beneficial Owner	Beneficially Owned(1)		Class

Anthony W. Thompson, Chairman	29,313	(2)	*
Gary T. Wescombe, Director	10,000		*
Edward A. Johnson, Director	10,000		*
D. Fleet Wallace, Director	10,000		*
W. Brand Inlow, Director	10,000		*
Glenn L. Carpenter, Director	10,000		*
Gary H. Hunt, Director	5,000		*

All Named Executive Officers and Directors as a Group	84,313		*

*	Represents less than 1% of the outstanding common stock.

(1)	All outstanding options were forfeited on February 27, 2006 pursuant to the adoption of our plan of liquidation by stockholders.

(2)	Includes 6,175 shares of our common stock owned by AWT Family LP, a limited partnership controlled by Mr. Thompson and 23,138 shares of our common stock owned by our Advisor. Mr. Thompson is the chief executive officer and 36% owner of our Advisor.

Equity Compensation Plan Information
      Our equity compensation plan information as of December 31, 2005 is as follows:

Number of Securities
		Weighted-Average	Remaining Available
	Number of Securities to be Issued	Exercise Price of	for Future Issuance
	Upon Exercise of Outstanding	Outstanding Options,	Under Equity
Plan Category	Options, Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders(1)	475,000	$9.00-$9.05	6,025,000
Equity compensation plans not approved by security holders	—		—

Total	475,000		6,025,000

(1)	Each of the independent director and officer/employee stock option grants was approved at our Annual Meeting of Stockholders held on June 28, 2003. Our 2004 incentive award plan was approved at our Annual Meeting of Stockholders held on June 29, 2004 . Pursuant to our plan of liquidation, as of February 27, 2006, all of the plans were terminated and all outstanding options and warrants under the plans were forfeited and all restricted stock awards under the 2004 Incentive Award Plan became fully vested.

Item 13.	Certain Relationships and Related Transactions
      Our Advisor is primarily responsible for managing the day to day business affairs and assets and carrying out the directives of our board of directors. Our Advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets. All of our officers and one of our directors are affiliated with our Advisor and these officers and directors collectively own 40% of the equity interest in our Advisor. Our Advisor currently advises more than 100 entities that have invested in properties located in 20 states.
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
      The Advisory Agreement expired on July 22, 2005, and is renewable every anniversary thereof for a one-year term. Based on the adoption of our plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day to day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor bears expenses incurred for the performance of its services and is entitled to reimbursement subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2% of average invested assets or 25% of net income for the previous four quarters. As of December 31, 2005, 2004 and 2003, such reimbursement had not exceeded these limitations. During the years ended December 31, 2005, 2004 and 2003, we paid our Advisor $0, $1,804,000 and $1,167,000, respectively, for organizational and offering expenses.
Dealer Manager Agreement
      We entered into a dealer manager agreement, or the Dealer Manager Agreement, with NNN Capital Corp. whereby NNN Capital Corp. served as the managing broker dealer for each of our offerings. During the period of our offerings, NNN Capital Corp. was 100% owned by Anthony W. Thompson. Pursuant to the terms of the Dealer Manager Agreement, for the years ended December 31, 2005, 2004 and 2003, we incurred and paid $0, $25,149,000, and $14,108,000, respectively, of selling commissions and marketing and due diligence fees.
Real Estate Commissions
      Under the terms of the Advisory Agreement, an affiliate of our Advisor that serves as our real estate broker may receive a real estate or acquisition fee of up to 3% of the purchase price of our properties. For the years ended December 31, 2005, 2004 and 2003, $448,000, $13,315,000 and $7,079,000, respectively, has been earned by Realty, an affiliate of our Advisor, in connection with the acquisition of our properties. 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. During the year ended December 31, 2004, Realty was 100% owned by Anthony W. Thompson. As of December 31, 2005, Realty was 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers.
Real Estate Disposition Fee
      We pay Realty a real estate disposition fee equal to the lesser of 3% of the sales price or 50% of the sales commission that would have been paid to third-party sales broker. For the year ended December 31, 2005, we paid Realty $1,115,000 for real estate disposition fees. 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. We did not pay any disposition fees to Realty during the years ended December 31, 2004 and 2003.
Lease Commissions
      We pay Realty a leasing commission for its services in leasing any of our properties of 6% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3% with respect to any renewals. For the years ended December 31, 2005, 2004 and 2003, we paid leasing commissions of $2,756,000, $869,000 and $57,000, respectively, to Realty. 100% of leasing fees were passed through to our Advisor pursuant to the Realty-Triple Net Agreement.
Property Management Fee
      Under the terms of the Advisory Agreement, we pay Realty a property management fee equal to 5% of the gross income from our properties; however, a portion of this fee may be re-allowed to a third-party property manager. These fees are paid monthly. For the years ended December 31, 2005, 2004 and 2003, we have incurred $5,617,000, $4,293,000 and $458,000, respectively, in property management fees for our properties payable to Realty.

Incentive Distributions
      Our Advisor owns 100 non-voting incentive performance units in G REIT, L.P., our Operating Partnership and is entitled to incentive distributions of operating cash flow after our stockholders have received an 8.0% annual return on their invested capital. No incentive distributions were made to our Advisor for the years ended December 31, 2005, 2004 and 2003.
Related Party Accounts Receivable/ Payable
      Related party accounts receivable/payable consists primarily of amounts due from/to us and our Advisor.
Unconsolidated Debt Due to Related Parties
      Our properties may obtain financing through our Advisor and Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson. As of December 31, 2005 and 2004, the following notes were outstanding:
Cunningham Lending Group, LLC
      Park Sahara borrowed $40,000 in September 2005 at an interest rate of 8% per annum, which was due 30 days from origination. On October 14, 2005, Park Sahara repaid the note plus all accrued interest.
Triple Net Properties, LLC
      Park Sahara had $44,000 due to our Advisor as of December 31, 2004. This unsecured note bore interest at 12.0% per annum and was due and payable upon demand. The note, plus all accrued interest was repaid on December 20, 2005 in conjunction with the sale of Park Sahara.
Business Relationships with Legal Counsel
      Hirschler Fleischer, a Professional Corporation, acts as legal counsel to us. During the year ended December 31, 2005, we paid legal fees to Hirschler Fleischer of $134,000. Mr. Rogers has been a member of Hirschler Fleischer since 1988, was a shareholder from 1994 to December 31, 2004, and, since January 2005, has served as their senior counsel. Effective August 15, 2004, Mr. Rogers was appointed president of our Advisor and effective September 27, 2004, Mr. Rogers was appointed a member of our Advisor’s board of managers. As of December 31, 2005, Mr. Rogers owned 2% of our Advisor and 16% of Realty, an affiliated entity of our Advisor.

Item 14.	Principal Accounting Fees and Services
      Grant Thornton LLP served as our independent auditors from August 22, 2002 until they were dismissed by us on February 8, 2004. Deloitte has served as our independent auditors since February 8, 2004 and has audited our financial statements for the years ended December 31, 2005, 2004 and 2003.
      The following table lists the fees for services rendered by the independent auditors for 2005 and 2004:

Services	2005	2004

Audit Fees(1)	$574,000	$658,000
Audit-Related Fees(2)	—	116,000
Tax Fees(3)	85,000	146,000
All Other Fees(4)	—	—

Total	$659,000	$920,000

(1)	Audit fees billed in 2005 and 2004 consisted of the audit of our annual financial statements, acquisition audits, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees billed in 2005 and 2004 consisted of financial accounting and reporting consultations.

(3)	Tax services billed in 2005 and 2004 consisted of tax compliance and tax planning and advice.

(4)	There were no fees billed for other services in 2005 and 2004.
      The audit committee has determined that the provision by Deloitte of non-audit services for us in 2005 is compatible with Deloitte’s maintaining its independence.
      The audit committee has approved Deloitte to perform the following non-audit services for us during 2005:

•	consultations and consents related to SEC filings and registration statements;

•	consultation of accounting matters; and

•	tax planning and tax compliance for the U.S. income and other taxes.
      The audit committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minims exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a)(1) Financial Statements:
      (a)(2) Financial Statement Schedules:
      The following financial statement schedules for the year ended December 31, 2005 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	113
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	113
      All schedules other than the ones listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

      (a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.
      (b) Exhibits:

See Item 15(a)(3) above.
      (c) Financial Statement Schedules:

Page

Valuation and Qualifying Accounts (Schedule II)	113
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	113

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of G REIT, Inc.
      We have audited the consolidated statement of net assets in liquidation of G REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2005. In addition, we have audited the accompanying consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows in each of the three years ended December 31, 2005. Our audits also include the consolidated financial statement schedules listed in the index to the consolidated statements. These financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.
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
      As described in Note 2 to the consolidated financial statements, the stockholders of the Company approved a Plan of Liquidation and, as a result, the Company has changed its basis of accounting to the liquidation basis effective December 31, 2005.
      In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statement of net assets in liquidation of G REIT, Inc. and subsidiaries as of December 31, 2005 applied on the basis described in the preceding paragraph and their financial position as of December 31, 2004, and the results of their operations and their cash flows in each of the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE, LLP
Los Angeles, California
March 17, 2006

G REIT, INC.
CONSOLIDATED STATEMENT OF NET ASSETS
As of December 31, 2005 (Liquidation Basis)

December 31,
2005

ASSETS
Real estate investments:
Real estate held for sale	$835,474,000
Investments in unconsolidated real estate	16,578,000

852,052,000
Cash and cash equivalents	7,173,000
Restricted cash	14,288,000
Investment in marketable securities	7,617,000
Accounts receivable, net	5,974,000
Accounts receivable from related parties	395,000

Total assets	887,499,000

LIABILITIES
Mortgages payable secured by properties held for sale	350,402,000
Credit facility secured by properties held for sale and other debt	60,964,000
Accounts payable and accrued liabilities	14,140,000
Accounts payable due to related parties	2,026,000
Security deposits and prepaid rent	4,989,000
Liability for estimated costs in excess of estimated receipts during liquidation	1,519,000

Total liabilities	434,040,000

Net assets in liquidation	$453,459,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.
CONSOLIDATED BALANCE SHEET
(Going Concern Basis)
December 31, 2004

December 31,
2004

ASSETS
Real estate investments:
Properties held for sale, net	$761,282,000
Investments in unconsolidated real estate	11,880,000

773,162,000
Cash and cash equivalents	17,567,000
Investment in marketable securities	2,161,000
Accounts receivable, net	4,760,000
Accounts receivable from related parties	303,000
Restricted cash	17,868,000
Deferred financing costs, net	2,657,000
Assets of properties held for sale, net	96,409,000
Other assets, net	163,000

Total assets	$915,050,000

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Mortgage loans payable secured by properties held for sale	$442,275,000
Credit facility secured by properties held for sale	58,369,000
Accounts payable and accrued liabilities	18,476,000
Accounts payable to related parties	961,000
Liabilities of properties held for sale, net	31,114,000

551,195,000
Minority interests — properties held for sale	6,830,000
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 43,865,000 shares issued and outstanding as of December 31, 2004	439,000
Additional paid-in capital	392,836,000
Distributions in excess of earnings	(36,305,000)
Accumulated other comprehensive income	55,000

Total stockholders’ equity	357,025,000

Total liabilities, minority interests and stockholders’ equity	$915,050,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Going Concern Basis)
For the Years Ended December 31, 2005, 2004 and 2003

	Year Ended December 31,

	2005	2004	2003

Expenses:
General and administrative	$4,006,000	$2,419,000	$1,287,000

Operating loss	(4,006,000)	(2,419,000)	(1,287,000)
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(2,054,000)	(1,243,000)	(293,000)
Interest and dividend income	695,000	332,000	117,000
Gain on sale of marketable securities, unconsolidated real estate and joint venture	572,000	1,231,000	—
Equity in earnings (losses) of unconsolidated real estate	1,337,000	(604,000)	204,000
Income taxes	—	(398,000)	—
Other expense, net	(250,000)	—	—

Loss from continuing operations before discontinued operations	(3,706,000)	(3,101,000)	(1,259,000)
Discontinued operations:
Gain on sale of real estate	10,550,000	—	—
Income (loss) from discontinued operations	(4,215,000)	1,225,000	1,337,000

	6,335,000	1,225,000	1,337,000

Net income (loss)	$2,629,000	$(1,876,000)	$78,000

Comprehensive income (loss):
Net income (loss)	$2,629,000	$(1,876,000)	$78,000
Unrealized gain on marketable securities	78,000	55,000	—

Comprehensive income (loss)	$2,707,000	$(1,821,000)	$78,000

Net income (loss) per common share:
Continuing operations — basic and diluted	$(0.08)	$(0.08)	$(0.15)

Discontinued operations — basic and diluted	$0.14	$0.03	$0.16

Total net income (loss) per common share — basic and diluted	$0.06	$(0.05)	$0.01

Weighted-average number of common shares outstanding — basic and diluted	43,867,000	37,336,000	8,243,000

Distributions declared per share	$0.75	$0.75	$0.74

Distributions declared	$32,888,000	$28,042,000	$6,211,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Going Concern Basis)
For the Years Ended December 31, 2005, 2004 and 2003

	Common Stock

		Common		Distributions in	Accumulated
	Number of	Stock Par	Additional	Excess of	Comprehensive
	Shares	Value	Paid-In Capital	Earnings	Income	Total

BALANCE — December 31, 2002	2,158,000	$22,000	$18,583,000	$(254,000)	$—	$18,351,000
Net income	—	—	—	78,000	—	78,000
Issuance of common stock, net of offering costs of $15,311,000	15,404,000	154,000	138,150,000	—	—	138,304,000
Distributions	—	—	—	(6,211,000)	—	(6,211,000)

BALANCE — December 31, 2003	17,562,000	176,000	156,733,000	(6,387,000)	—	150,522,000
Net loss	—	—	—	(1,876,000)	—	(1,876,000)
Unrealized gain on marketable securities	—	—	—	—	55,000	55,000
Stock based compensation expense			257,000			257,000
Issuance of common stock, net of offering costs of $26,050,000	26,303,000	263,000	235,846,000	—	—	236,109,000
Distributions	—	—	—	(28,042,000)	—	(28,042,000)

BALANCE — December 31, 2004	43,865,000	439,000	392,836,000	(36,305,000)	55,000	357,025,000
Net income				2,629,000		2,629,000
Unrealized gain on marketable securities					78,000	78,000
Vesting of restricted stock and stock based compensation expense	4,000		234,000			234,000
Distributions	—	—	—	(32,888,000)	—	(32,888,000)

BALANCE — December 31, 2005	43,869,000	$439,000	$393,070,000	$(66,564,000)	$133,000	$327,078,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
For the Years Ended December 31, 2005, 2004 and 2003

	Year Ended December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,629,000	$(1,876,000)	$78,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate	(10,550,000)	—	—
Gain on sale of marketable securities, unconsolidated real estate and joint venture	(572,000)	(1,231,000)	—
Depreciation and amortization (including deferred financing costs and above/below market leases and deferred rent)	34,536,000	29,529,000	3,756,000
Swap collar interest	226,000	(347,000)	36,000
Stock compensation expense	234,000	257,000	—
Distributions received in excess of equity in earnings from investments in unconsolidated real estate	56,000	2,256,000	610,000
Minority interests	(183,000)	(9,000)	3,000
Change in operating assets and liabilities:
Accounts receivable	(1,374,000)	1,543,000	(1,804,000)
Other assets	(2,475,000)	(468,000)	1,186,000
Accounts payable and accrued liabilities	(2,773,000)	9,072,000	3,039,000
Security deposits and prepaid rent	(57,000)	1,179,000	974,000

Net cash provided by operating activities	19,697,000	39,905,000	7,878,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(18,419,000)	(550,530,000)	(272,299,000)
Purchase of investments in unconsolidated real estate and joint venture	—	(20,000,000)	(14,767,000)
Capital expenditures	(12,158,000)	(7,583,000)	(217,000)
Proceeds from sale of real estate operating property	113,014,000	—	—
Proceeds from sale of unconsolidated real estate	273,000	—
Purchases of marketable securities	(23,849,000)	(12,065,000)	—
Proceeds from sales of marketable securities	18,910,000	10,210,000	—
Proceeds from sale of joint venture	—	21,000,000	—
Restricted cash	2,661,000	(4,250,000)	(1,535,000)
Real estate and escrow deposits	—	—	(2,600,000)

Net cash provided by (used in) investing activities	80,432,000	(563,218,000)	(291,418,000)

G REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,

	2005	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	—	236,109,000	138,305,000
Borrowings under credit facility, mortgages payable and other debt	185,806,000	394,537,000	188,784,000
Principal repayments under credit facility, mortgages payable and other debt	(262,905,000)	(72,684,000)	(26,823,000)
Refund (payment) of deferred financing costs	310,000	(5,927,000)	(4,213,000)
Minority interests contributions	—	23,000	—
Minority interests distributions	(674,000)	(376,000)	(74,000)
Distributions	(32,888,000)	(26,335,000)	(5,285,000)

Net cash (used in) provided by financing activities	(110,351,000)	525,347,000	290,694,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,222,000)	2,034,000	7,154,000
CASH AND CASH EQUIVALENTS — beginning of year	17,567,000	15,533,000	8,379,000

CASH AND CASH EQUIVALENTS — end of year	$7,345,000	$17,567,000	$15,533,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$26,616,000	$14,212,000	$1,739,000

Income taxes	$—	$428,000	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investing Activities:
Accrual for tenant improvements and capital expenditures	$242,000	$—	$—

The following represents the change in certain assets and liabilities in connection with our acquisitions and dispositions of operating properties:
Real estate deposits applied	$—	$2,600,000	$2,271,000

Mortgage loan assumed upon acquisition of property	$—	$—	$4,024,000

Financing Activities:
Refinancing of property	$—	$11,605,000	$6,695,000

Issuance of common stock for dividends reinvested	$—	$3,129,000	$2,377,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

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
      We were incorporated to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. As of December 31, 2005, we have interests in 25 properties aggregating a total gross leaseable area, or GLA, of 6.2 million square feet, including 24 consolidated interests in office properties and one unconsolidated interest in an office property. As of December 31, 2005, 87.4% of the total GLA of our consolidated properties was leased and tenants with a government orientation occupied 41.1% of the total GLA.
      We conduct business and own properties through our Operating Partnership, which was formed as a Virginia limited partnership in December 2001. As of December 31, 2005, we are the sole general partner of the Operating Partnership and have control over the affairs of our Operating Partnership. We own 100% of the equity interests therein, except for 100 incentive non-voting ownership units issued to Triple Net Properties, LLC, or our Advisor, which is 36% owned by Anthony W. Thompson, our chairman of the board of directors. These incentive units entitle our Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to our stockholders. In addition, our Advisor is entitled to incentive distributions from net proceeds from the sale of our properties after our stockholders have received their invested capital, as defined, plus an 8% return on such invested capital.
      Our day-to-day operations are managed by our Advisor under an advisory agreement, or the Advisory Agreement. The Advisory Agreement expired on July  22, 2005. Based on the adoption of our plan of liquidation (See Note 2 below), our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director who own in the aggregate a total of 40% of the equity interest in our Advisor (See Note 15). Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Advisor, to provide various services to us and our properties.

2.	Plan of Liquidation
      On December 19, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our stockholders at the Special Meeting of Stockholders held on February 27, 2006. Our plan of liquidation contemplates the orderly sale of all our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc. to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable.
      Our plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined by our board of directors. Although we can provide no assurances, we currently expect that

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the liquidation will be completed within 24 months after approval of our plan of liquidation. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005 and for all periods subsequent to December 31, 2005. As of February 27, 2006, pursuant to our plan of liquidation, all outstanding options were forfeited and our Advisor will receive an incentive performance distribution between approximately $0 and $9,070,000 in connection with its incentive performance units, based on the liquidation value of our portfolio as of December 31, 2005.

3.	Summary of Significant Accounting Policies
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

Principles of Consolidation
      The accompanying consolidated financial statements include our accounts and those of the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All significant intercompany balances and transactions have been eliminated in consolidation and all references to us include our operating partnership and its subsidiaries. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings of these real estate investments is included in consolidated net income.

Use of Estimates
      The preparation of our financial statements in conformity with GAAP and the liquidation basis of accounting requires management to make estimates and assumptions that affect the reported amounts of the assets, including net assets in liquidation, and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ, perhaps in adverse ways, and those estimates could be different under different assumptions or conditions from those estimates.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the discontinued operations presentation. These reclassifications have not changed the results of operations. See “Property Held for Sale” below.

Liquidation Basis of Accounting
      As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005, and for all periods subsequent to December 31, 2005. Accordingly, on December 31, 2005, assets were adjusted to their estimated fair value (on an undiscounted

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenants-in-common, or TICs, were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows there from, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our stockholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

Real Estate Investments

Operating Properties
      Prior to the adoption of our plan of liquidation, operating properties were carried at the lower of historical cost less accumulated depreciation or fair value. The cost of the operating properties included the cost of land and completed buildings and related improvements. Expenditures that increased the service life of properties were capitalized; the cost of maintenance and repairs was charged to expense as incurred. The cost of building and improvements were depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property was retired or disposed of, the related costs and accumulated depreciation were removed from the accounts and any gain or loss reflected in operations.
      Prior to the adoption of our plan of liquidation, an operating property was evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses were recorded on long-lived assets used in operations. Impairment losses were recorded on an operating property when indicators of impairment were present and the carrying amount of the asset was greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We recorded no impairment losses for the years ended December 31, 2005, 2004 and 2003.
      As of December 31, 2005, the operating properties were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to December 31, 2005, all changes in the estimated fair value of the operating properties, less estimated costs to sell, are adjusted to fair value with a corresponding change to our net assets in liquidation.

Property Held for Sale
      Statement of Financial Accounting Standard, or SFAS, No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. We have reclassified all amounts related to the operating properties in the consolidated financial statements to reflect the reclassification required by SFAS No. 144. Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the operating properties have been excluded from our results from continuing operations for all periods presented herein. The financial results for the operating properties are presented in our consolidated statements of operations in a single line item entitled “Income

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(loss) from discontinued operations” and the related assets and liabilities are presented in the consolidated balance sheet in line items entitled “Properties held for sale, net,” “Assets of properties held for sale, net,” “Mortgage loans payable secured by properties held for sale,” “Credit facility secured by properties held for sale,” “Liabilities of properties held for sale, net” and “Minority interests — properties held for sale.”
      In accordance with SFAS No. 144 at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. Prior to the adoption of our plan of liquidation, we classified operating properties as property held for sale in the period in which all of the following criteria were met:

•	management, having the authority to approve the action, committed to a plan to sell the asset;

•	the asset was available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset had been initiated;

•	the sale of the asset was probable and the transfer of the asset was expected to qualify for recognition as a completed sale within one year;

•	the asset was being actively marketed for sale at a price that was reasonable in relation to its current fair value; and

•	given the actions required to complete the plan, it was unlikely that significant changes to the plan would be made or that the plan would be withdrawn.
      As a result of our adoption of our plan of liquidation, we revised presentations to reflect the reclassification of the operating properties as discontinued operations pursuant to the requirements of SFAS No. 144.

Cash and Cash Equivalents
      Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Restricted Cash
      Restricted cash is comprised of credit enhancements and impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements.

Investments in Marketable Securities
      Prior to the adoption of the liquidation basis of accounting, marketable securities were carried at fair value and consist primarily of investments in marketable equity securities. We classified our marketable securities portfolio as available-for-sale. Our portfolio was continually monitored for differences between the cost and estimated fair value of each security. If we believed that a decline in the value of an equity security was temporary in nature, we recorded the change in other comprehensive income (loss) in stockholders’ equity. If the decline was believed to be other than temporary, the equity security was written down to the fair value and a realized loss was recorded on our statement of operations. There were no realized losses recorded by us due to the write down in value for the years ended December 31, 2005 and 2004. Our assessment of a decline in value includes, among other things, our current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.
      As of December 31, 2005, the marketable securities were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to December 31, 2005, the marketable securities will continually be marked to fair value, less estimated costs to sell, with a corresponding change to our net assets in liquidation.

Minority Interests
      Minority interests relate to the tenant in common, or TIC, interests in the consolidated properties that are not wholly owned by us, which, as of December 31, 2005, amounted to a 22.38%, 21.50% and 2.32% interest in three of the consolidated properties. In accordance with the adoption of our plan of liquidation on December 31, 2005, we applied the minority interest liability of $5,973,000 against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets.

Purchase Price Allocation
      Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 141, Business Combinations, we, with the assistance of independent valuation specialists, allocated the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) was based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us included an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property was allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases was determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases were included in the intangible in-place lease asset and below market lease values were included in intangible lease liability in the accompanying consolidated financial statements and were amortized to rental income over the weighted-average remaining term of the acquired leases with each property.
      The total amount of other intangible assets acquired was further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values included the nature and extent of the credit quality and expectations of lease renewals, among other factors.
      These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

Tenant Receivables and Allowance for Uncollectible Accounts
      Prior to the adoption of our plan on liquidation, tenant receivables and unbilled deferred rent receivables were carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance was maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adequacy of these allowances was based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. We had established an allowance for uncollectible accounts of $321,000 as of December 31, 2004 to reduce receivables to our estimate of the amount recoverable. In accordance with our plan of liquidation, as of December 31, 2005, we adjusted tenant receivables and deferred rent receivable to their net realizable value.

Real Estate Deposits
      Real estate deposits were paid on properties we were evaluating for purchase. Real estate deposits were capitalized when paid and would become nonrefundable under certain circumstances. When properties were acquired, the deposits paid by us were applied at the time of purchase. When a decision was made not to acquire a property, any nonrefundable deposits were expensed at that time.

Other Assets
      Prior to the adoption of our plan of liquidation, other assets consisted primarily of leasing commissions, deferred rent receivables, prepaid expenses and deposits. Costs incurred for property leasing were capitalized as deferred assets. Deferred leasing costs included leasing commissions that were amortized using the straight-line method over the term of the related lease. In accordance with the adoption of our plan of liquidation, deferred leasing costs and other assets were adjusted to their net realizable value as of December 31, 2005, which was $0.

Deferred Financing Costs
      Prior to the adoption of our plan of liquidation, financing costs consisted of loan fees and other deferred loan costs. Costs incurred for debt financing were capitalized as deferred assets. Deferred financing costs included amounts paid to lenders and others to obtain financing. Such costs were amortized over the term of the respective loan using a method that approximates the effective interest method. Amortization of deferred financing costs was included in interest expense in our consolidated statements of operations. In accordance with the adoption of our plan of liquidation, deferred financing costs were adjusted to their net realizable value as of December 31, 2005, which was $0.

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
      Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the consolidated statement of operations in the period of change.

Revenue Recognition
      Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 13, “Accounting for Leases,” minimum annual rental revenue was recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, was recognized as revenue in the period in which the related expenses are incurred. Rental revenue is recorded on the contractual basis under the liquidation basis of accounting for periods subsequent to the year ended December 31, 2005.

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of December 31, 2005, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.
      As of December 31, 2005, we had interests in eight properties located in California which accounted for 46.1% of our total revenue and seven properties located in Texas which accounted for 23.9% of our total revenue based on contractual base rent from leases in effect as of December 31, 2005. As of December 31, 2004, we had interests in nine properties located in the state of California which accounted for 52.5% of our total revenue and seven properties located in the state of Texas which accounted for 20.1%. As of December 31, 2005 and 2004, none of our tenants accounted for 10% or more of our aggregate annual rental income.

Fair Value of Financial Instruments
      SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques such as discounted cash flow analysis. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
      Our consolidated statement of net assets and our balance sheet include the following financial instruments: cash and cash equivalents, marketable securities, tenant rent and other receivables, accounts payable and accrued expenses and notes payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of payable to affiliates is not determinable due to its related party nature. Based on borrowing rates available to us as of December 31, 2005, the fair value and the net settlement value of the mortgage loans payable were $350,402,000. The fair value and the net settlement value of the credit facility from LaSalle Bank National Association, or LaSalle, or the Credit Facility, as of December 31, 2005 were $58,369,000. Marketable securities are carried at fair value in our consolidated financial statements. See Note 8.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
      We operate as a real estate investment trust for federal income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90% of our REIT taxable income for the year, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2005, 2004 and 2003 and were not subject to any federal income taxes. It is our present intention to continue to adhere to these requirements and maintain our REIT status until the liquidation is complete.
      On June 14, 2004, we formed G REIT TRS, Inc., or TRS, a taxable REIT subsidiary. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. Accordingly, through TRS we were subject to corporate federal income taxes on TRS taxable income of $1,000,000 for the year ended December 31, 2004. During the year ended December 31, 2004, income tax expense was $398,000 which related to the activities of the TRS.

Comprehensive Income
      Prior to the adoption of our plan of liquidation, we reported comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders’ transactions. Accordingly, comprehensive income included certain changes in equity that are excluded from net income. Our only comprehensive income items were net income and the unrealized change in fair value of marketable securities. Subsequent to December 31, 2005, and in accordance with the adoption of our plan of liquidation, the unrealized change in fair value of marketable securities will be adjusted to our net assets in liquidation.

Per Share Data
      Prior to the adoption of our plan of liquidation, we reported earnings per share pursuant to SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing the net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted-average number of shares and all potentially dilutive securities, if any. Our potentially dilutive securities were options and non-vested restricted shares of stock. As of December 31, 2005, 2004 and 2003, there were 420,000, 420,000 and 105,000 options, respectively, which were accounted for under the treasury stock method. There were 51,000, 20,000 and 0 non-vested restricted shares of stock as of December 31, 2005, 2004 and 2003, respectively. Upon approval of our plan of liquidation by our stockholders, all outstanding options were forfeited on February 27, 2006. The options and restricted stock did not have a dilutive effect on earnings (loss) per share and, therefore, basic and diluted earnings (loss) per share were equivalent.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net income (loss) per share is calculated as follows:

	Year Ended December 31,

	2005	2004	2003

Loss from continuing operations	$(3,706,000)	$(3,101,000)	$(1,259,000)
Gain on sale of real estate	10,550,000	—	—
Income (loss) from discontinued operations	(4,215,000)	1,225,000	1,337,000

Net income (loss)	$2,629,000	$(1,876,000)	$78,000

Net income (loss) per share — basic and diluted:
Continuing operations	$(0.08)	$(0.08)	$(0.15)
Discontinued operations	0.14	0.03	0.16

Total net income (loss) per share — basic and diluted	$0.06	$(0.05)	$0.01

Weighted-average number of shares outstanding — basic and diluted	43,867,000	37,336,000	8,243,000

Stock Based Compensation
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

	Year Ended December 31,

	2005	2004	2003

Reported net income (loss)	$2,629,000	$(1,876,000)	$78,000
Add: Stock based employee compensation expense included in reported net income	162,000	257,000	—
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(183,000)	(196,000)	(57,000)

Pro forma net income (loss)	$2,608,000	$(1,815,000)	$21,000

Reported net income (loss) per share — basic and diluted	$0.06	$(0.05)	$0.01

Pro forma net income (loss) per share — basic and diluted	$0.06	$(0.05)	$0.00

      The pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model, assuming a 7.5% dividend yield, a 3.5% to 4.4% risk-free interest rate based on the 10-year U.S. Treasury Bond at the date of issuance, an expected life of 10 years and a volatility rate of 10.0%.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We granted options to purchase 0, 315,000 and 20,000 shares of our common stock during the years ended December 31, 2005, 2004 and 2003, respectively. The fair value of the options granted during the years ended December 31, 2005, 2004 and 2003 was $0, $355,000 and $22,000, respectively.

Segments
      We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

Asset Retirement Obligations
      In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, or FIN 47. FIN 47 clarifies guidance provided in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective as of the end of the first fiscal year ending after December 15, 2005. The adoption of the interpretation did not to have a material effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in the first quarter of 2006 did not have a material effect on our consolidated financial statements.
      In June 2005, the FASB ratified its consensus in Emerging Issues Task Force, or EITF, Issue 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (Issue 04-05). The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. The adoption of the provisions of EITF 04-05 in the first quarter of 2006 did not have a material effect on our consolidated financial statements.
      In November 2005, the FASB issued FASB Staff Position, or FSP, Nos. FAS 115-1 and FAS 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FSP Nos. FAS 115-1 and FAS 124-1 in the first quarter of 2006 did not have a material effect on our consolidated financial statements.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.     Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation
      Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing our plan of liquidation. . We currently estimate that we will have operating cash outflows from our estimated costs in excess of the estimated receipts of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the liquidation period.
      The liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2005 is as follows:

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$24,390,000
Liabilities:
Liquidation costs	(4,418,000)
Distributions	(8,226,000)
Capital expenditures	(13,265,000)

(25,909,000)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(1,519,000)

5.	Net Assets in Liquidation
      The following is a reconciliation of total stockholders’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of December 31, 2005:

Stockholders’ equity as of December 31, 2005 — going concern basis	$327,078,000
Increase due to estimated net realizable value of operating properties	180,852,000
Increase due to estimated net realizable value of unconsolidated investment	4,895,000
Decrease due to the write-off of intangible assets and liabilities	(57,847,000)
Liability for estimated costs in excess of estimated receipts during liquidation	(1,519,000)

Adjustment to reflect the change to the liquidation basis of accounting	126,381,000

Estimated value of net assets in liquidation as of December 31, 2005	$453,459,000

6.	Real Estate Investments
      Our real estate investments are comprised of consolidated properties and investments in unconsolidated real estate. As of December 31, 2005 and December 31, 2004, all of our consolidated properties are considered held for sale.

Investments in Unconsolidated Real Estate
      Prior to the adoption of our plan of liquidation, investments in unconsolidated real estate consisted of our investments in undivided TIC interests. Under the liquidation basis of accounting all of our

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investments in unconsolidated real estate are recorded at estimated fair value less costs to sell. We had the following investments in unconsolidated real estate as of December 31, 2004:

	Percentage
Property	Owned	December 31, 2004

Congress Center, Chicago, IL — Acquired January 9, 2003	30.00%	$11,727,000
Park Sahara, Las Vegas, NV — Acquired March 18, 2003	4.75%	153,000

		$11,880,000

      The summarized condensed combined historical financial information of investments in our unconsolidated real estate is as follows:

As of
December 31,
2004

Assets (primarily real estate)	$152,410,000

Mortgages notes payable	105,606,000
Other liabilities	5,295,000
Equity	41,509,000

Total liabilities and equity	$152,410,000

Our share of equity	$11,880,000

	Year Ended December 31,

	2005	2004	2003

Revenues	$20,512,000	$19,104,000	$15,892,000
Rental and other expenses	16,195,000	21,888,000	15,218,000

Net income (loss)	$4,317,000	$(2,784,000)	$674,000

Our equity in earnings (loss)	$1,337,000	$(604,000)	$204,000

Dispositions of Unconsolidated Properties in 2005
      On December 20, 2005, the Park Sahara property in Las Vegas, Nevada, of which we own a 4.75% TIC interest, was sold to an unaffiliated third party for a total sales price of $17,455,000. We received net cash proceeds totaling approximately $273,000 after repayment of debt, closing costs and other transaction expenses. The sale resulted in us recording a net gain of approximately $132,000. A property disposition fee was paid to Realty of $320,000, or approximately 1.8% of the total sales price, and sales commissions to unaffiliated brokers of $639,000, or approximately 3.7% of the total sales price.
      In accordance with our plan of liquidation, all of our consolidated properties are classified as properties held for sale. We had the following acquisitions and dispositions during the years ended December 31, 2005 and 2004:

Acquisitions of Consolidated Properties in 2005

Opus Plaza at Ken Caryl — Littleton, Colorado
      On September 12, 2005, through our wholly-owned subsidiary G REIT — Opus Plaza at Ken Caryl, LLC, we purchased a 100% interest in Opus Plaza at Ken Caryl, a single-story office building of

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
62,000 square feet of GLA located in Littleton, Colorado. The property was purchased from an unaffiliated third party for a purchase price of $10,176,000. The seller paid Realty a sales commission of $296,000, or 2.9% of the purchase price, of which 75% was passed through to our Advisor pursuant to an agreement between our Advisor and Realty, or the Realty-Triple Net Agreement. At the time of acquisition, we obtained a first mortgage loan from LaSalle secured by the property in the amount of $6,700,000. The loan bears interest at a fixed rate of 5.24% per annum and its maturity date is October 1, 2015.

Eaton Freeway — Phoenix, Arizona
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

Dispositions of Consolidated Properties in 2005

525 B Street — San Diego, California
      On August 10, 2005, we sold the 525 B Street property located in San Diego, California to an unaffiliated third party, for a sales price of $116,000,000. In conjunction with the sale of the 525 B Street property, we paid off our existing cross-collateralized debt of $126,000,000 on the 525 B and 600 B Street properties. The sale resulted in us recording a gain of $10,552,000. At closing, we paid a disposition fee to Realty in the amount of $1,115,000, or 1.0% of the sales price, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement, and sales commissions to unaffiliated brokers of $862,000, or 0.7% of the sales price.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions of Consolidated Properties in 2004
      As of December 31, 2004, our investment in consolidated real estate consisted of 23 properties, which represents an increase of 12 properties from December 31, 2003. Our 2004 acquisitions are as follows:

						Borrowing
			Ownership		Purchase	Incurred at	Square	Commission
Property Description	Location	Purchase Date	Percentage		Price	Acquisition(1)	Feet	to Realty(2)

AmberOaks Corporate Center	Austin, TX	January 20, 2004	100.00%		$35,525,000	$14,250,000	282,000	$909,000
Public Ledger Building	Philadelphia, PA	February 13, 2004	100.00%		33,950,000	25,000,000	472,000	965,000
Madrona Buildings	Torrance, CA	March 31, 2004	100.00%		45,900,000	28,458,000	211,000	1,350,000
Brunswig Square	Los Angeles, CA	April 5, 2004	100.00%		23,805,000	15,830,000	136,000	716,000
North Belt Corporate Center	Houston, TX	April 8, 2004	100.00%		12,675,000	—	156,000	400,000
Hawthorne Plaza	San Francisco, CA	April 20, 2004	100.00%		97,000,000	62,750,000	419,000	2,900,000
Pacific Place	Dallas, TX	May 26, 2004	100.00%		29,900,000	—	324,000	897,000
525 B Street — Golden Eagle	San Diego, CA	June 14, 2004	100.00%		96,310,000	69,943,000	424,000	1,445,000
600 B Street — Comerica	San Diego, CA	June 14, 2004	100.00%		77,190,000	56,057,000	339,000	1,158,000
Western Place I & II	Fort Worth, TX	July 23, 2004	78.50	%(3)	33,500,000	24,000,000	429,000	1,000,000
Pax River Office Park	Lexington Park, MD	August 6, 2004	100.00%		14,000,000	—	172,000	420,000
One Financial Plaza	St. Louis, MO	August 6, 2004	77.63	%(3)	37,000,000	30,750,000	434,000	1,155,000

Totals					$536,755,000	$327,038,000	3,798,000	$13,315,000

(1)	Represents the amount of the mortgage loan assumed by us upon the closing of the acquisition by us or newly placed on the property at closing.

(2)	Realty, an affiliate of our Advisor, which was solely owned by Anthony W. Thompson, through December 31, 2004 (At December 31, 2005, Mr. Thompson owned 84% of Realty).

(3)	Our TIC ownership interest.
      During the year ended December 31, 2004, we completed the acquisition of ten wholly-owned properties and two TIC interests in two properties with TIC interests of 78.50% and 77.63%, adding a total of 3,798,000 square feet of GLA to our property portfolio. The aggregate purchase price of these properties was $536,755,000, of which $327,038,000 was financed with mortgage debt. We paid $13,315,000 in commissions to Realty in connection with these acquisitions. In accordance with SFAS No. 141, we allocated the purchase price of these properties to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2004, we have allocated and recorded $93,192,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Such intangible assets are being amortized over the term of each of the underlying tenant leases ranging from 1 to 107 months. Total amortization of the lease intangible assets for 2005 and 2004 was $14,775,000 and $14,132,000, respectively. On certain acquisitions, we have recorded lease intangible liabilities related to the acquired below market leases of $23,433,000 during 2004. The lease intangible liabilities are being amortized over the term of each of the underlying tenant leases ranging from 2 to 123 months. Amortization of $3,349,000 and $5,406,000 was recorded for these lease intangibles during 2005 and 2004, respectively.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions of Consolidated Properties in 2003
      As of December 31, 2003, our investment in our consolidated real estate consisted of 11 properties, which represents an increase of nine properties from December 31, 2002. Our 2003 acquisitions are as follows:

						Borrowing		Commission
			Ownership		Purchase	Incurred at	Square	to
Property Description	Location	Purchase Date	Percentage		Price	Acquisition(1)	Feet	Realty(2)

Atrium Building	Lincoln, NB	January 31, 2003	100.00%		$4,532,000	$2,200,000	167,000	$132,000
Department of Children and Family	Plantation, FL	April 25, 2003	100.00%		11,580,000	7,605,000	124,000	300,000
Gemini Plaza	Houston, TX	May 2, 2003	100.00%		15,000,000	9,815,000	159,000	325,000
Bay View Plaza	Alameda, CA	July 31, 2003	97.68	%(3)	11,655,000	—	61,000	380,000
North Pointe Corporate Center	Sacramento, CA	August 11, 2003	100.00%		24,205,000	—	133,000	705,000
824 Market St.	Wilmington, DE	October 10, 2003	100.00%		31,900,000	—	202,000	970,000
Sutter Square Galleria	Sacramento, CA	October 28, 2003	100.00%		8,240,000	4,024,000	61,000	240,000
One World Trade Center	Long Beach, CA	December 5, 2003	100.00%		113,648,000	77,000,000	573,000	2,400,000
Centerpoint Corporate Park	Kent, WA	December 30, 2003	100.00%		54,220,000	25,029,000	436,000	1,627,000

Totals					$274,980,000	$125,673,000	1,916,000	$7,079,000

(1)	Represents the amount of the mortgage loan assumed by us upon the closing of the acquisition by us or newly placed on the property at closing.

(2)	Realty, an affiliate of our Advisor, which was solely owned by Anthony W. Thompson, through December 31, 2004 (At December 31, 2005, Mr. Thompson owned 84% of Realty).

(3)	Our TIC ownership interest.
      During the year ended December 31, 2003, we completed the acquisition of eight wholly-owned properties, one property with a TIC interest of 97.68% and two unconsolidated TIC interests in two properties with TIC interests of 30.00% and 4.75%, adding a total of 2,564,000 square feet of GLA to our property portfolio. The aggregate purchase price of the nine consolidated properties was $274,980,000, of which $125,763,000 was financed with mortgage debt. We paid $7,079,000 in commissions to Realty in connection with these acquisitions. In accordance with SFAS No. 141, we allocated the purchase price of these properties to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2003, we have allocated and recorded $6,192,000 of intangible assets associated with in-place lease origination costs, as well as above market leases. Such intangible assets are being amortized over the term of each of the underlying tenant leases ranging from 14 to 94 months. Total amortization of the lease intangible assets for 2005, 2004 and 2003 was $977,000, $1,481,000 and $599,000. On certain acquisitions, we have recorded lease intangible liabilities related to the acquired below market leases which aggregated $7,969,000 during 2003. The lease intangible liabilities are being amortized over the term of each of the underlying tenant leases ranging from 13 to 120 months. Amortization of $1,063,000, $1,991,000 and $472,000 was recorded for these lease intangibles during 2005, 2004 and 2003.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Restricted Cash
      Restricted cash is comprised of credit enhancements and impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements. As of December 31, 2005 and 2004, we had restricted cash of $14,288,000 and $17,868,000, respectively.

8.	Investment in Marketable Equity Securities
      The historical cost and estimated fair value of our investments in marketable equity securities are as follows:

		Gross Unrealized
	Historical			Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2004
Equity securities	$2,106,000	$55,000	—	$2,161,000

      The fair value of equity securities was estimated using quoted market prices. Sales of equity securities resulted in realized gains of $457,000 and realized losses of $17,000 for the year ended December 31, 2005. Sales of equity securities resulted in realized gains of $289,000 and realized losses of $38,000 for the year ended December 31, 2004. As of December 31, 2005, the fair value of marketable securities, less estimated costs to sell, was $7,617,000.

9.	Other Assets
      Other assets consisted of the following:

December 31,
2004

Prepaid expenses and deposits	$133,000
Deferred tax asset	30,000

Total other assets	$163,000

10.	Mortgage Loans Payable
      We have fixed and variable rate mortgage loans secured by properties held for sale in the principal amount of $362,580,000 ($350,402,000 liquidation basis) and $442,275,000 as of December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the effective interest rates on mortgage loans ranged from 5.08% to 7.19% per annum and 3.63% to 6.89% per annum, respectively, and the weighted-average effective interest rate was 5.49% and 4.39% per annum, respectively. The loans mature at various dates through October 2015.
      As of December 31, 2005, we have adjusted the carrying values of the outstanding mortgage loans payable to the estimated settlement amount in the Statement of Net Assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the property.
      Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of December 31, 2005, we were in compliance with all such covenants.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The principal payments due on notes payable for each of the next five years ending December 31 and thereafter are summarized as follows (liquidation basis):

Year	Amount

2006	$58,004,000
2007	30,069,000
2008	2,199,000
2009	31,499,000
2010	2,769,000
Thereafter	225,862,000

$350,402,000
      Derivatives are recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change. We recorded $226,000 as an increase to interest expense for the year ended December 31, 2005 and $347,000 as a reduction to interest expense for the year ended December 31, 2004 for interest rate swaps and collars.
      The following table lists the derivative financial instruments held by us as of December 31, 2005:

Notional Amount	Carrying Value	Instrument	Rate	Maturity

$75,000,000	$—	Cap	5.75%	1/31/2006
14,000,000	—	Cap	5.00%	3/1/2006

$89,000,000	$—

      As of December 31, 2005, the fair value of the derivatives was $0. As of December 31, 2004 we had a $311,000 asset included in deferred financing costs related to the derivatives.

11.	Credit Facility and Other Debt

Credit Facility
      In January 2003, we obtained the Credit Facility which matured on January 30, 2006. As of December 31, 2005, the terms of the Credit Facility, as amended, provided for maximum potential borrowings of $175,000,000 to the extent we have secured properties with comparable equity. Advances under this Credit Facility bear interest, at our election, at either the prime rate or the one-month LIBOR rate plus a margin of 2.25%. Advances are subject to a floor interest rate of 3.5%. We are required to make interest-only payments on a monthly basis. In connection with the terms of the Credit Facility, we granted LaSalle a right of first refusal to finance the purchase of other properties we may acquire.
      On January 25, 2006, G REIT, Inc., as the general partner for G REIT, L.P., entered into a Second Amended and Restated Credit Agreement, or Amended Credit Agreement, for the Credit Facility in the amount of $58,369,000, with lenders: (i) LaSalle Bank National Association; (ii) Bank of America, National Association; and (iii) Citizens Financial Bank; with LaSalle acting as agent for the lenders. The Credit Facility matures on January 30, 2007. Advances under this Credit Facility are collateralized by our mortgaged properties and proceeds thereof. Advances bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.25%, when we meet certain conditions, which include no default on advances, and full compliance with the other covenants. The advances are subject to a floor rate of 3.5% and require interest only payments on a monthly basis.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Amended Credit Agreement contains covenants that are comparable to those of other real estate investment trusts and facilitates our plan of liquidation which was thereafter approved by our stockholders on February 27, 2006. These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, investments, acquisitions, and dividend distributions; and maintenance of specified financial ratios. The Amended Credit Agreement contains normal events of default for an agreement of this type. The nonpayment of any outstanding principal, interest, fees or amounts due under the Credit Facility and the failure to perform or observe covenants in the loan documents, among other things, could result in events of default. Additionally, under the terms of the Amended Credit Agreement, at no time during the loan shall the borrowing base be made up of less than two properties or our minimum net worth equal to less than $150,000,000.
      As of December 31, 2005, borrowings under the Credit Facility totaled $58,369,000 and bore interest at the rate of 6.34% per annum compared to borrowings of $58,369,000 at an interest rate of 4.28% per annum as of December 31, 2004.
      Properties financed by borrowings under the Credit Facility are required by the terms of the Credit Facility to meet certain minimum loan to value, debt service coverage minimum occupancy rates and other requirements on a combined basis. As of December 31, 2005, we were in compliance with all covenants under our Credit Facility.

Other Debt
      We have a Margin Securities Account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin is secured by the securities we purchase and cannot exceed 50% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50% of the fair market value of the securities purchased, we will be subject to a margin call and required to fund the account to return the margin balance to 50% of the fair market value of the securities purchased. The Margin Securities Account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the year ended December 31, 2005, we borrowed $6,436,000 and repaid $3,841,000 on margin. As of December 31, 2005, we had $2,595,000 in margin liabilities outstanding at an interest rate of 7.75% per annum. As of December 31, 2004, we did not have any margin liabilities outstanding.

12.	Minority Interests
      Minority interests relate to the interests in the following consolidated properties that are not owned by us:

		TIC Minority
		Interest(s)
Property	Date Acquired	(Unaffiliated)

Bay View Plaza	07/31/03	2.32%
Western Place I & II	07/23/04	21.50%
One Financial Plaza	08/06/04	22.38%
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

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Stockholders’ Equity

Common Stock
      As of December 31, 2005 and 2004, 43,869,000 and 43,865,000 shares of our common stock were outstanding, respectively. The aggregate gross proceeds to us before offering costs and selling commissions (Note 15) were $437,315,000 pursuant to our initial public offering, or Initial Offering, and our second public offering, or Second Offering. An aggregate of 22,000 shares of our common stock, or $200,000 of our common stock, were sold to our Advisor in accordance with the requirements of the North American Securities Administrators Association.
      Pursuant to our Initial Offering, our limitation on all offering expenses is 15% of the gross offering proceeds. Effective October 17, 2002, our board of directors lowered the limitation on offering and organizational expenses to be borne by us on a prospective basis from 15% to 14% of the gross offering proceeds. As of December 31, 2005, organizational and offering costs did not exceed these limitations.
      In connection with our Initial Offering, we incurred $20,944,000 of costs related to the issuance and distribution of our common stock through December 31, 2004. Such amount includes $18,565,000 paid to NNN Capital Corp., the dealer manager of the Offering, a company 100% owned by Anthony W. Thompson during the offering period, principally comprised of selling commissions, marketing and due diligence costs. In addition, we paid $1,630,000 to our Advisor for reimbursement of offering expenses.
      Beginning September 1, 2002, we began monthly distributions to stockholders of record as of the end of the preceding month at an annual rate of 7.00% of the per share purchase price to the extent of lawfully available funds. The distribution rate increased to 7.25% effective January 1, 2003 and to 7.50% effective June 1, 2003. Distribution rates are based on a $10.00 per share purchase price. For the years ended December 31, 2005 and 2004, we declared distributions of $32,888,000 and $28,042,000, respectively. Distributions payable as of December 31, 2005 and 2004 were $0 and $2,743,000, respectively.

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
      As of December 31, 2005 and December 31, 2004, we had issued 587,000 shares of our common stock under the terms of the DRIP. The DRIP was terminated on April 30, 2004.

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
      The price paid by us per repurchased share of common stock varies in accordance with the terms of the Repurchase Plan. Repurchases, if any, are affected by us on or about the last day of each calendar quarter. Funding for the Repurchase Plan comes from our operations and DRIP. We repurchased 0, 18,000 and 28,000 shares of our common stock for $0, $164,000 and $257,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Repurchase Plan was terminated on April 30, 2004.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

Independent Director Stock Option Plan
      On July 22, 2002, we adopted the independent director stock option plan, or Director Plan. Only outside and independent directors are eligible to participate in the Director Plan. We have authorized and reserved a total of 100,000 shares of common stock for issuance under the Director Plan. The Director Plan provides for the grant of initial and subsequent options. Initial options are non-qualified stock options to purchase 5,000 shares of common stock at the applicable option exercise price described below granted to each independent director and each outside director as of the date such individual becomes an independent or outside director. Subsequent options to purchase 5,000 shares of common stock at the applicable option exercise price may be granted on the date of each annual meeting of stockholders, or as otherwise determined by our executive compensation committee, to each independent and outside director so long as the individual is still in office. During the year ended December 31, 2003, we granted options to purchase 5,000 shares at $9.05 per share to each of the four independent and outside directors. During the year ended December 31, 2004, we granted options to purchase 10,000 shares at $9.00 per share to each of the four independent and outside directors. No options were granted during the year ended December 31, 2005. As of December 31, 2005, there were 80,000 options outstanding for the purchase of 80,000 shares of our common stock, of which 40,000 were vested, in accordance with the Director Plan. The Director Plan was approved at our annual meeting of stockholders on June 28, 2003. Upon approval of our plan of liquidation by stockholders at the Special Meeting of Stockholders held on February 27, 2006, all outstanding options were forfeited and the Plan was terminated.

Officer and Employee Stock Option Plan
      On July 22, 2002, we adopted the officer and employee stock option plan, or Officer Plan. All of the officers and employees are eligible to participate in the officer plan; however, we have no employees as of December 31, 2005. We have authorized and reserved a total of 400,000 shares of common stock for issuance under the Officer Plan. Our board of directors, acting on the recommendation of management, has discretion to grant options to officers and employees. No options were granted during the year ended December 31, 2003. During the year ended December 31, 2004, we granted options to purchase 275,000 shares of our common stock at $9.00 per share to our officers under the Officer Plan. No options were granted during the year ended December 31, 2005. As of December 31, 2005, our officers had options outstanding for the purchase of 340,000 shares of our common stock, of which 65,000 were vested. The Officer Plan was approved at our Annual Meeting of Stockholders on June 28, 2003. Upon approval of our plan of liquidation by stockholders at the Special Meeting of Stockholders held on February 27, 2006, all outstanding options were forfeited and the Plan was terminated.

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

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
awards. The 2004 Plan provides that each of our non-employee directors will receive an automatic grant of 5,000 shares of restricted stock on the date of each of our annual meetings. The 2004 Plan was approved at our Annual Meeting of Stockholders on June 29, 2004.
      We have granted the following shares of restricted stock to our independent directors pursuant to the 2004 Plan: 35,000 and 20,000 shares during the years ended December 31, 2005 and 2004, respectively. Restricted shares vest 20% per year on each of the first through fifth anniversaries of the grant date, or sooner upon a change of control of our company. 4,000 restricted shares vested during the year ended December 31, 2005. Compensation expense related to the restricted stock awards under the 2004 Plan is recorded over the related vesting periods based on the fair value of the underlying awards. Included in the general and administrative expenses in the accompanying consolidated statements of operations is compensation expense of $98,000 and $21,000 for the years ended December 31, 2005 and 2004, respectively, related to such awards.

		Range of	Weighted
	Number	Exercise	Average
Options Outstanding at	of Shares	Prices	Exercise Price

December 31, 2002 (no options exercisable)	110,000	$9.05	$9.05
Granted (weighted average fair value of $1.09)	20,000	9.05	9.05
Cancelled	(25,000)	9.05	9.05
December 31, 2003 (no options exercisable)	105,000	9.05	9.05
Granted (weighted-average fair value of $1.13)	365,000	9.00	9.00
Cancelled	(50,000)	(9.00)	(9.00)

December 31, 2004 (85,000 options exercisable)	420,000	$9.00-$9.05	$9.00
Granted	—	—	—
Cancelled	—	—	—
December 31, 2005 (105,000 options exercisable)	420,000	$9.00-$9.05	$9.00

      A summary of outstanding options as of December 31, 2005 under the Director and Officer Plans is presented in the table below:

		Weighted Average
Range of Exercise		Remaining Contractual	Exercise Price		Exercise Price
Prices	Number Outstanding	Life (Years)	— Options	Number Exercisable	— Options

$9.00-$9.05	420,000	7.66	$9.00-$9.05	105,000	$9.00-$9.05
      Upon approval of our plan of liquidation by stockholders at the Special Meeting of Stockholders held on February 27, 2006, all outstanding options were forfeited and all restricted shares became fully vested when Plans were terminated.

14.	Future Minimum Rent

Rental Income
      We have operating leases with tenants that expire at various dates through 2016 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2005, are summarized as follows:

Year Ending	Amount

2006	$87,474,000
2007	80,602,000
2008	65,866,000
2009	56,037,000
2010	42,846,000
Thereafter	74,354,000

Total	$407,179,000

      A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2005, 2004 and 2003, the amount of contingent rent earned by us was not significant.

15.	Related Party Transactions

Advisory Agreement

Advisory Fees
      The Advisory Agreement between our Advisor and us expired on July 22, 2005. Based on the adoption of our plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director, some of whom also own an equity interest in our Advisor. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2% of average invested assets, as defined, or 25% of net income for the previous four quarters, as defined. As of December 31, 2005, 2004 and 2003, such reimbursement had not exceeded these limitations. There were no amounts incurred or paid to our Advisor for services provided to us during the years ended December 31, 2005, 2004 and 2003.

Real Estate Commissions
      We pay Realty a real estate commission of up to 3% of the purchase price of a property. For the years ended December 31, 2005, 2004 and 2003, we paid Realty, $448,000, $13,315,000 and $7,079,000, respectively, for real estate commissions in connection with our real estate acquisitions (Note 6).

Real Estate Disposition Fee
      We pay Realty a real estate disposition fee equal to the lesser of 3% of the sales price or 50% of the sales commission that would have been paid to third-party sales broker. For the year ended December 31, 2005, we paid Realty $1,115,000 for real estate disposition fees, of which 75% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. We did not pay any disposition fees to Realty during the years ended December 31, 2004 and 2003.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commissions
      We pay Realty a leasing commission for its services in leasing any of our properties of 6% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3% with respect to any renewals. For the years ended December 31, 2005, 2004 and 2003, we paid leasing commissions of $2,756,000, $869,000 and $57,000, respectively, to Realty. 100% of leasing fees were passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Property Management Fees
      We pay Realty a property management fee of 5% of the gross revenues from our properties. For the years ended December 31, 2005, 2004 and 2003 we incurred and paid management fees to Realty of $5,617,000, $4,293,000 and $458,000, respectively. 100% of the property management fees were passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Incentive Distributions
      Our Advisor owns non-voting incentive performance units in G REIT, L.P., our Operating Partnership, and is entitled to incentive distributions of operating cash flow, as defined, after our stockholders have received an 8% annual return on their invested capital. No incentive distributions were made to our Advisor for the years ended December 31, 2005, 2004 and 2003. In accordance with our plan of liquidation, the estimated incentive fee distribution to our Advisor is between $0 and $9,070,000. Based on the valuation of our portfolio as of December 31, 2005, we have reserved for an estimated incentive fee distribution to our Advisor of $1,831,000.

Related Party Accounts Receivable/ Payable
      Related party accounts receivable/payable consists primarily of amounts due from/to us for operating expenses incurred by us and paid by our Advisor or agreed to be borne directly by our Advisor as discussed below.

Unconsolidated Debt Due to Related Parties
      Our properties may obtain financing through our Advisor and Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson. As of December 31, 2005 and 2004, the following notes were outstanding:

Cunningham Lending Group, LLC
      Park Sahara borrowed $40,000 in September 2005 at an interest rate of 8% per annum, which was due 30 days from origination. On October 14, 2005, Park Sahara repaid the note plus all accrued interest.

Triple Net Properties, LLC
      Park Sahara had $44,000 due to our Advisor as of December 31, 2004. This unsecured note bore interest at 12.0% per annum and was due and payable upon demand. The note, plus all accrued interest was repaid on December 20, 2005 in conjunction with the sale of Park Sahara.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Offering Expenses

Selling Commissions
      NNN Capital Corp.,, the dealer manager of our Offerings, or the Dealer Manager was wholly owned during the offering period by Anthony Thompson. Pursuant to the Dealer Manager Agreement, the Dealer Manager received selling commissions of 7.5% and 7.0% of the aggregate gross offering proceeds from our Initial and Second Offerings, respectively. The Dealer Manager received selling commissions from us of $0, $17,753,000 and $11,109,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Dealer Manager re-allowed 100% of commissions earned by it to participating broker dealers.

Marketing and Due Diligence Expense Reimbursement Fees
      The Dealer Manager also received marketing and due diligence expense reimbursements from us of 2.0% and 3.0% of the aggregate gross offering proceeds from our Initial and Second Offerings, respectively. The Dealer Manager received marketing and due diligence expense reimbursement fees of $0, $7,396,000 and $2,999,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Dealer Manager may re-allow up to 1% of these fees paid by us to participating broker dealers.

Organization and Offering Expenses
      Our Advisor bears some of our organization and offering costs incurred in our offerings. Our Advisor may be reimbursed by us for actual expenses incurred by it for up to 2.5% and 2.0% of the aggregate gross offering proceeds from our Initial and Second Offerings, respectively. Our Advisor was reimbursed $0, $1,804,000 and $1,167,000 for the years ended December 31, 2005, 2004 and 2003, respectively, for the reimbursement of organization and offering expenses incurred.

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

16.	Commitments and Contingencies

Operating Leases
      The Comerica Building property in San Diego is encumbered by two ground leases under portions of the office building. Both ground leases expire in 2012, with five options to extend for 10 years each, and no option to purchase. Rent increases every five years by the increase in the wholesale price index. The lease end dates are June 30, 2062 if all options are exercised. The total annual rent payment for both ground leases is $330,000 as of December 31, 2005.
      The Sutter Square Galleria property is subject to a ground lease expiring in 2040 with one ten-year option period thereafter. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement.
      The Atrium Building property is encumbered by two ground leases under parts of the office building. One ground lease expires in 2015, with one 40-year extension option, and requires annual rental payments

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of $25,000. The other ground lease expires in 2014, with one 40-year extension option, and requires annual rental payments of $16,000.
      The aggregate ground lease rent for the years ended December 31, 2005, 2004 and 2003 was $515,000, $388,000 and $61,000, respectively.
      Future minimum lease obligations under noncancelable leases as of December 31, 2005 are summarized as follows:

Year Ending

2006	$371,000
2007	371,000
2008	371,000
2009	371,000
2010	371,000
Thereafter	665,000

Total	$2,520,000

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Advisor has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our Initial and Second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and private investment programs sponsored by our Advisor. Our Advisor determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Advisor’s program and aggregate portfolio operating results.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revised prior performance tables reflecting corrected numbers and disclosures from those initially included in our prospectuses dated July 22, 2002 and January 23, 2004 were included in each of our definitive proxy statement and our Current Report on Form 8-K filed with the SEC on January 13, 2006.

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

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $97,500,000 and $105,606,000 as of December 31, 2005 and 2004, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $29,250,000 and $29,635,000 as of December 31, 2005 and 2004, respectively. The decrease of $385,000 was due to the sale of Park Sahara in December 2005.
      Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis.

Other
      Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position and results of operations.

17.	Discontinued Operations — Properties Held for Sale
      Prior to adoption of our plan of liquidation, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2004 classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. In accordance with our plan of liquidation, all of our operating properties for all periods presented are considered discontinued operations. The following tables summarize the properties held for sale and income (loss)

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and expense components that comprise discontinued operations for the years ended December 31, 2005, 2004 and 2003:

Property	Date Purchased	Date Sold

5508 West Highway 290 Building	September 13, 2002	—
Two Corporate Plaza	November 27, 2002	—
Atrium Building	January 31, 2003	—
Department of Children and Family	April 25, 2003	—
Gemini Plaza	May 2, 2003	—
Bay View Plaza	July 31, 2003	—
North Pointe Corporate Center	August 11, 2003	—
824 Market St.	October 10, 2003	—
Sutter Square Galleria	October 28, 2003	—
One World Trade Center	December 5, 2003	—
Centerpoint Corporate Park	December 30, 2003	—
AmberOaks Corporate Center	January 20, 2004	—
Public Ledger Building	February 13, 2004	—
Madrona Buildings	March 31, 2004	—
Brunswig Square	April 5, 2004	—
North Belt Corporate Center	April 8, 2004	—
Hawthorne Plaza	April 20, 2004	—
Pacific Place	May 26, 2004	—
525 B Street — Golden Eagle	June 14, 2004	August 10, 2005
600 B Street — Comerica	June 14, 2004	—
Western Place I & II	July 23, 2004	—
Pax River Office Park	August 6, 2004	—
One Financial Plaza	August 6, 2004	—
Opus Plaza at Ken Caryl	September 12, 2005	—
Eaton Freeway Industrial Park	October 21, 2005	—

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended

	December 31,	December 31,	December 31,
	2005	2004	2003

Revenues
Rental income	$118,912,000	$94,911,000	$12,428,000
Interest income	216,000	91,000	6,000

	119,128,000	95,002,000	12,434,000
Expenses
Rental expenses	56,310,000	41,245,000	4,983,000
Depreciation and amortization	39,027,000	34,832,000	3,756,000
Interest expense (including amortization of deferred financing costs)	28,189,000	17,709,000	2,355,000
Minority interest	(183,000)	(9,000)	3,000

Income (loss) from discontinued operations — properties held for sale, net	(4,215,000)	1,225,000	1,337,000
Gain on sale of real estate	10,550,000	—	—

	$6,335,000	$1,225,000	$1,337,000

      A summary of the properties held for sale combined condensed balance sheet information is as follows:

December 31,
2004

Operating properties, net of accumulated depreciation of $24,872,000	$761,282,000
Identified intangible assets, net of accumulated amortization of $13,475,000	84,984,000
Lease commissions, net of accumulated amortization of $113,000	1,780,000
Loan fees, net of accumulated amortization of $2,433,000	4,576,000
Other assets	5,069,000
Total assets	893,315,000
Mortgage loans payable secured by properties held for sale	442,275,000
Credit facility secured by properties held for sale	58,369,000
Identified intangible liabilities, net of accumulated amortization of $5,839,000	25,563,000
Security deposits and prepaid rent	5,551,000
Minority liability — properties held for sale	6,830,000
Total liabilities	554,502,000
Total equity	338,813,000

Intangible Assets
      Amortization expense recorded on the identified intangible assets, for each of fiscal years ended December 31, 2005, 2004 and 2003 was $16,030,000, $14,132,000 and $599,000, respectively.
      As of December 31, 2005, all intangible assets and related accumulated amortization balances were adjusted to net realizable value.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Liabilities
      Amortization expense recorded on the identified intangible liabilities, for each of fiscal years ended December 31 2005, 2004 and 2003 was $4,604,000, $5,406,000 and $472,000, respectively.
      As of December 31, 2005, all intangible liabilities and related accumulated amortization balances adjusted to net settlement value.

18.	Tax Treatment of Distributions
      The income tax treatment for distributions reportable for the years ended December 31, 2005, 2004, and 2003 was as follows:

	Years Ended December 31,

	2005		2004		2003

Ordinary income	$3,333,000	10.12%	$12,774,000	48.36%	$2,432,000	46.39%
Capital gain	11,963,000	36.34%	—	—	—	—
Return of capital	17,628,000	53.54%	13,642,000	51.64%	2,810,000	53.61%

	$32,924,000	100.00%	$26,416,000	100.00%	$5,242,000	100.00%

19.	Selected Quarterly Financial Data (Unaudited)
      Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the Financial Statements.

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005

General and administrative expenses	$1,874,000	$609,000	$975,000	$548,000

Loss before other (expense) and discontinued operations	(1,874,000)	(609,000)	(975,000)	(548,000)
Other (expense)	(256,000)	(194,000)	(411,000)	(176,000)
Equity in earnings of unconsolidated real estate	340,000	311,000	533,000	153,000

Loss from continuing operations	(1,790,000)	(492,000)	(853,000)	(571,000)
Income (loss) from discontinued operations	(1,377,000)	8,852,000	(1,793,000)	653,000

Net income (loss)	$(3,167,000)	$8,360,000	$(2,646,000)	$82,000

Earnings (loss) per share — basic and diluted	$(0.07)	$0.19	$(0.06)	$0.00

Weighted-average number of common shares outstanding — basic and diluted	43,869,000	43,869,000	43,865,000	43,865,000

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004

General and administrative expenses	$1,182,000	$225,000	$642,000	$370,000

Loss before other (expense) income and discontinued operations	(1,182,000)	(225,000)	(642,000)	(370,000)
Other (expense) income	(92,000)	607,000	513,000	(1,106,000)
Equity in earnings (losses) of unconsolidated real estate	(349,000)	(356,000)	97,000	4,000

Income (loss) from continuing operations	(1,623,000)	26,000	(32,000)	(1,472,000)
Income (loss) from discontinued operations	586,000	(1,344,000)	478,000	1,505,000

Net income (loss)	$(1,037,000)	$(1,318,000)	$446,000	$33,000

Earnings (loss) per share — basic and diluted	$(0.02)	$(0.03)	$0.01	$0.00

Weighted-average number of common shares outstanding — basic and diluted	43,865,000	43,855,000	40,135,000	21,336,000

20.	Business Combinations
      During the year ended December 31, 2005, we completed the acquisition of two wholly-owned properties, adding a total of 124,000 square feet of GLA to our property portfolio. The aggregate purchase price of the two consolidated properties was $17,764,000, of which $11,700,000 was financed with mortgage debt. Realty was paid $448,000 in commissions in connection with these acquisitions. In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2005, we have allocated and recorded $2,846,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. In addition, we have recorded a lease intangible liability related to the acquired below market lease which aggregated $127,000 during 2005.
      During the year ended December 31, 2004, we completed the acquisition of ten wholly-owned properties and two TIC interests in two properties with TIC interests of 78.50% and 77.63%, adding a total of 3,798,000 square feet of GLA to our property portfolio. The aggregate purchase price was $536,755,000, of which $327,038,000 was financed with mortgage debt. We paid $13,315,000 in commissions to Realty in connection with these acquisitions. In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2004, we have allocated and recorded $93,192,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. On certain acquisitions, we have recorded lease intangible liabilities related to the acquired below market leases of $23,433,000 during 2004.
      Assuming all of the 2005 and 2004 acquisitions had occurred January 1, 2004, pro forma net income and net income/(loss) per diluted share would have been $2.4 million and $0.05 respectively, for the year ended December 31, 2005; and ($8.0) million and ($0.21), respectively, for the year ended December 31,

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

21.	Subsequent Events
      On January 25, 2006, we entered into a Second Amended and Restated Credit Agreement, or the Amended Credit Agreement, for the Credit Facility in the amount of $58,369,000, with lenders: (i) LaSalle Bank National Association, or LaSalle; (ii) Bank of America, National Association; and (iii) Citizens Financial Bank, for the purpose of facilitating our plan of liquidation. The Amended Credit Agreement amends and restates our former credit facility under that certain Amended and Restated Credit Agreement dated July 17, 2003, and subsequent amendments, or the Original Credit Agreement, entered into between us and LaSalle.
      On February 27, 2006, at the Special Meeting of Stockholders, our stockholders approved a plan of liquidation. Our plan of liquidation contemplates the orderly sale of all our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company.

G REIT, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Deductions
	Balance at	Charged to	(Write-off of	Balance at
	Beginning of	Costs and	Uncollectible	End of
	Period	Expenses	Account)	Period

Allowance for Doubtful Accounts
Year Ended December 31, 2005 — Allowance for doubtful accounts	$321,000	$—	$(321,000)	$—
Year Ended December 31, 2004 — Allowance for doubtful accounts	$150,000	$212,000	$(41,000)	$321,000
Year Ended December 31, 2003 — Allowance for doubtful accounts	$—	$150,000	$—	$150,000
G REIT, INC.
SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED DEPRECIATION

					Gross Amount at Which Carried
	Initial Costs to Company				at Close of Period

			Buildings and		Buildings and	Net Liquidation		Accumulated	Date
	Encumbrance	Land	Improvements	Land	Improvements	Adjustment(1)	Total	Depreciation(2)	Constructed

5508 Highway 290	$6,695,000	$1,153,000	$8,790,000	$1,153,000	$8,943,000	—	$10,096,000	(1,309,000)	2001
Two Corporate Plaza	10,160,000	1,748,000	12,388,000	1,748,000	12,739,000	—	14,487,000	(2,180,000)	1989
Atrium Building	2,990,000	419,000	3,907,000	419,000	4,368,000	—	4,787,000	(650,000)	1917
Dept. of Children	7,605,000	2,655,000	8,357,000	2,655,000	8,386,000	—	11,041,000	(1,076,000)	1973
Gemini	9,815,000	1,220,000	13,314,000	1,220,000	13,315,000	—	14,535,000	(1,804,000)	1983
Bay View Plaza	6,200,000	1,879,000	9,044,000	1,879,000	9,053,000	—	10,932,000	(869,000)	2001
North Pointe	15,600,000	1,979,000	22,224,000	1,979,000	22,240,000	—	24,219,000	(1,511,000)	1988
824 Market	13,800,000	6,406,000	26,832,000	6,406,000	29,647,000	—	36,053,000	(2,840,000)	1984
Sutter Square	4,024,000	—	8,414,000	—	8,483,000	—	8,483,000	(581,000)	1987
One World Trade Center	77,000,000	22,851,000	92,211,000	22,851,000	93,144,000	—	115,995,000	(9,983,000)	1989
Centerpointe	25,029,000	8,537,000	47,551,000	8,537,000	48,695,000	—	57,232,000	(4,207,000)	1986
AmberOaks	14,250,000	7,138,000	21,302,000	7,138,000	22,526,000	—	29,664,000	(1,967,000)	1985
Public Ledger	25,000,000	10,271,000	19,854,000	10,271,000	20,867,000	—	31,138,000	(1,851,000)	1927
Madrona Buildings	28,458,000	12,581,000	28,047,000	12,581,000	29,507,000	—	42,088,000	(1,822,000)	1990
Brunswig Square	15,830,000	8,803,000	12,362,000	8,803,000	12,642,000	—	21,445,000	(714,000)	1931
North Belt Corporate	—	692,000	9,167,000	692,000	10,234,000	—	10,926,000	(780,000)	1982
Hawthorne Plaza	62,750,000	15,828,000	66,392,000	15,828,000	66,834,000	—	82,662,000	(3,348,000)	1910
Pacific Place	—	1,230,000	24,646,000	1,230,000	26,283,000	—	27,513,000	(1,372,000)	1982
600 B St	56,060,000	4,216,000	60,550,000	4,216,000	61,041,000	—	65,257,000	(2,889,000)	1974
Pax River	—	1,661,000	12,163,000	1,661,000	12,203,000	—	13,864,000	(482,000)	1983
Western Place I & II	24,000,000	2,397,000	27,652,000	2,397,000	29,114,000	—	31,511,000	(1,517,000)	1980
One Financial Plaza	30,750,000	2,973,000	29,504,000	2,973,000	32,970,000	—	35,943,000	(1,432,000)	1985
Opus Plaza at Ken Caryl	6,700,000	1,178,000	7,289,000	1,178,000	7,289,000	—	8,467,000	(64,000)	2002
Eaton Freeway	5,000,000	1,299,000	5,663,000	1,299,000	5,663,000	—	6,962,000	(30,000)	1982,1985,1988
Net Liquidation Adjustment(1)	—	—	—	—	—	165,452,000	165,452,000	—

Total	$447,716,000	$119,114,000	$577,623,000	$119,114,000	$596,186,000	165,452,000	$880,752,000	(45,278,000)

		Maximum Life on Which
		Depreciation in Latest
	Date	Income Statement is
Description	Acquired	Computed

5508 Highway 290 West Building	2002	39 years
Two Corporate Plaza	2002	39 years
Atrium Building	2003	39 years
Dept. of Children	2003	39 years
Gemini	2003	39 years
Bay View Plaza	2003	39 years
North Pointe	2003	39 years
824 Market	2003	39 years
Sutter Square	2003	39 years
One World Trade Center	2003	39 years
Centerpointe	2003	39 years
AmberOaks	2004	39 years
Public Ledger	2004	39 years
Madrona Buildings	2004	39 years
Brunswig Square	2004	39 years
North Belt Corporate	2004	39 years
Hawthorne Plaza	2004	39 years
Pacific Place	2004	39 years
600 B St.	2004	39 years
Pax River	2004	39 years
Western Place I & II	2004	39 years
One Financial Plaza	2004	39 years
Opus Plaza at Ken Caryl	2005	39 years
Eaton Freeway	2005	39 years

(a)	The changes in total real estate for the year ended December 31, 2005 are as follows:

2005

Balance as of December 31, 2004	$786,154,000
Acquisitions	15,429,000
Capital expenditures	11,036,000
Liquidation adjustment, net	165,452,000
Disposals	(97,319,000)

Balance as of December 31, 2005 (liquidation basis)	$880,752,000

(b)	The changes in accumulated depreciation for the year ended December 31, 2005 (liquidation basis) are as follows:

2005

Balance as of December 31, 2004	$24,872,000
Additions	23,498,000
Disposals	(3,092,000)

Balance as of December 31, 2005	$45,278,000

(1)	Under the liquidation basis of accounting, our real estate holding are now carried at their estimated fair value, as a result the net liquidation adjustment is the net adjustment that we have made to the carrying value of the property in order to reflect its fair value.

(2)	Depreciation expense will not be recorded subsequent to December 31, 2005 as a result of the adoption of our plan of liquidation, because all assets are considered held for sale.

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G Reit, Inc.

By:	/s/ Scott D. Peters

Scott D. Peters
Chief Executive Officer, and President
Date: March 17, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott D. Peters Scott D. Peters	Chief Executive Officer and President	March 17, 2006

/s/ Courtney Gulledge Courtney Gulledge	Chief Accounting Officer	March 17, 2006

/s/ Anthony W. Thompson Anthony W. Thompson	Chairman of the Board of Directors	March 17, 2006

/s/ Gary T. Wescombe Gary T. Wescombe	Director	March 17, 2006

/s/ Glenn L. Carpenter Glenn L. Carpenter	Director	March 17, 2006

/s/ Edward A. Johnson Edward A. Johnson	Director	March 17, 2006

/s/ D. Fleet Wallace D. Fleet Wallace	Director	March 17, 2006

/s/ W. Brand Inlow W. Brand Inlow	Director	March 17, 2006

/s/ Gary R. Hunt Gary R. Hunt	Director	March 17, 2006

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit

1.1	Form of Dealer Manager Agreement between G REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

2.1	G REIT, Inc. Plan of Liquidation and Dissolution, as approved by stockholders on February 27, 2006 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on January 13, 2006 and incorporated herein by reference)

3.1	Articles of Incorporation of G REIT, Inc. (as approved by stockholders on June 29, 2004 and as currently in effect (included as Appendix B to our Definitive Proxy Statement filed on May 27, 2004 and incorporated herein by reference).

3.2	Bylaws of G REIT, Inc. (as approved by stockholders on June 29, 2004 and as currently in effect (included as Appendix C to our Definitive Proxy Statement filed on May 27, 2004 and incorporated herein by reference).

4.1	Form of our Common Stock Certificate (included as Exhibit 4.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

10.3	Amended and Restated Stock Repurchase Plan (included as Exhibit D to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).

10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).

10.6	Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).

10.7	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).

10.8	2004 Incentive Award Plan (included as Appendix A to the Definitive Proxy filed on May 27, 2004 and incorporated herein by reference).

10.9	Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of January 31, 2003. (included as Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005 and incorporated herein by reference).

Exhibit
Number		Exhibit

10.10		First Amendment to Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of April , 2003. (included as Exhibit 10.49 to Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005 and incorporated herein by reference).

10.11		Amended and Restated Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of July 17, 2003. (included as Exhibit 10.50 to Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005 and incorporated herein by reference).

10.12		First, Second, Third, Fourth, Fifth and Sixth Amendment to the Amended and Restated Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of August 11, 2003, September 19, 2003, November 7, 2003, December 19, 2003, March , 2004 and August 27, 2004, respectively. (included as Exhibit 10.51 to Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005 and incorporated herein by reference).

10.13		Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between GREIT — 525 and 600 B Street, LP and Hines-Sumisei US Core Office Properties, LP dated June 27, 2005 (included as Exhibit 99 to the Form 8-K filed on June 29, 2005 and incorporated herein by reference).

10.14		Fourth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between GREIT — 525 and 600 B Street, LP and Hines-Sumisei US Core Office Properties, LP dated July 13, 2005. (included as Exhibit 10.2 to Form 10-Q filed on November 14, 2005 and incorporated herein by reference).

10.15		Second Amended and Restated Credit Agreement dated January 25, 2006, by and among G REIT, L.P, certain lenders named therein, and LaSalle Bank National Association (included as Exhibit 10.1 to Current Report on Form 8-K filed on January 31, 2006 and incorporated herein by reference).

14.1		GREIT Code of Business Conduct and Ethics dated May 14, 2004 (included as Exhibit 14.1 to Form 10-K for the fiscal year ended December 31, 2004 filed by us on March 31, 2005 and incorporated herein by reference).

31	.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Accounting Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.