Form 10-Q
period 2006-03-31
G REIT INC
filed 2006-05-10
CIK 1164246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 10, 2006, there were 43,920,000 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
      The accompanying March 31, 2006 and 2005 interim financial statements of G REIT, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition, results of operations and cash flows of our company, but should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or SEC.

G REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
March 31, 2006 (Unaudited) and December 31, 2005 (Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Real estate investments:
Real estate held for sale	$841,132,000	$835,474,000
Investments in unconsolidated real estate	16,578,000	16,578,000

	857,710,000	852,052,000
Cash and cash equivalents	5,954,000	7,173,000
Restricted cash	10,666,000	14,288,000
Investment in marketable securities	5,930,000	7,617,000
Accounts receivable, net	6,700,000	5,974,000
Accounts receivable from related parties	178,000	395,000

Total assets	887,138,000	887,499,000

LIABILITIES
Mortgages payable secured by properties held for sale	350,075,000	350,402,000
Credit facility secured by properties held for sale and other debt	58,724,000	60,964,000
Accounts payable and accrued liabilities	14,913,000	14,140,000
Accounts payable due to related parties	2,111,000	2,026,000
Security deposits and prepaid rent	5,232,000	4,989,000
Liability for estimated costs in excess of estimated receipts during liquidation	1,899,000	1,519,000

Total liabilities	432,954,000	434,040,000

Net assets in liquidation	$454,184,000	$453,459,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three Months Ended March 31, 2006 (Unaudited)

Three Months
Ended
March 31, 2006

Net assets in liquidation, beginning of period	$453,459,000
Changes in net assets in liquidation:
Changes to liability for estimated costs in excess of estimated receipts during liquidation:
Operating income	(5,699,000)
Distributions received from unconsolidated properties	(347,000)
Payments of liquidation costs and other amounts	2,314,000
Distributions to stockholders	8,235,000
Change in estimated costs in excess of estimated receipts during liquidation	(4,883,000)

Change to liability for estimated costs in excess of estimated receipts during liquidation	(380,000)
Change in fair value of assets and liabilities:
Change in fair value of marketable securities	(50,000)
Change in fair value of real estate investments	5,658,000
Change in assets and liabilities due to activity in liability for estimated costs in excess of estimated receipts during liquidation	(4,503,000)

Net increase in fair value	1,105,000

Change in net assets in liquidation	725,000

Net assets in liquidation, end of period	$454,184,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Going Concern Basis)
For the Three Months Ended March 31, 2005 (Unaudited)

Three Months
Ended
March 31, 2005

Expenses:
General and administrative	$548,000

Operating loss	(548,000)
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(336,000)
Interest and dividend income	76,000
Gain on sale of marketable securities	84,000
Equity in earnings of unconsolidated real estate	153,000

Loss from continuing operations before discontinued operations	(571,000)
Discontinued operations:
Income from discontinued operations	653,000

Net income	$82,000

Comprehensive loss:
Net income	$82,000
Unrealized loss on marketable securities	(265,000)

Comprehensive loss	$(183,000)

Net income (loss) per common share:
Continuing operations — basic and diluted	$(0.01)

Discontinued operations — basic and diluted	$0.01

Total net income per common share — basic and diluted	$0.00

Weighted average number of common shares outstanding — basic and diluted	43,865,000

Distributions declared per share	$0.19

Distributions declared	$8,234,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
For the Three Months Ended March 31, 2005 (Unaudited)

Three Months
Ended
March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82,000
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of marketable securities	(84,000)
Depreciation and amortization (including deferred financing costs, above/below market leases and deferred rent)	8,560,000
Swap collar interest	(193,000)
Stock compensation expense	52,000
Distributions received in excess of equity in earnings from investments in unconsolidated real estate	199,000
Minority interests	(43,000)
Change in operating assets and liabilities:
Accounts receivable, net	(848,000)
Other assets	(1,126,000)
Accounts payable and accrued liabilities	(574,000)
Security deposits and prepaid rent	240,000

Net cash provided by operating activities	6,265,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,611,000)
Purchase of marketable securities	(7,316,000)
Proceeds from sale of marketable securities	2,132,000
Restricted cash	(2,137,000)

Net cash used in investing activities	(9,932,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facility, mortgages payable and other debt	3,841,000
Principal repayments on mortgages payable	(72,000)
Refund of deferred financing costs	232,000
Minority interests distributions	(149,000)
Distributions	(8,234,000)

Net cash used in financing activities	(4,382,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,049,000)
CASH AND CASH EQUIVALENTS — beginning of period	17,567,000

CASH AND CASH EQUIVALENTS — end of period	$9,518,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$6,258,000

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
      We were incorporated to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. As of March 31, 2006, we have interests in 25 properties aggregating a total gross leaseable area, or GLA, of 6.2 million square feet, including 24 consolidated interests in office properties and one unconsolidated interest in an office property. As of March 31, 2006, 87.2% of the total GLA of our consolidated properties was leased and tenants with a government orientation occupied 41.1% of the total GLA.
      We conduct business and own properties through our Operating Partnership, which was formed as a Virginia limited partnership in December 2001. As of March 31, 2006, we are the sole general partner of the Operating Partnership and have control over the affairs of our Operating Partnership. We own 100.0% of the equity interests therein, except for 100 incentive non-voting ownership units issued to Triple Net Properties, LLC, or our Advisor, which is 36.5% owned by Anthony W. Thompson, our chairman of the board of directors. These incentive units entitle our Advisor to receive certain incentive distributions of operating cash flow after a minimum 8.0% return on invested capital has been paid to our stockholders. In addition, our Advisor is entitled to incentive distributions from net proceeds from the sale of our properties after our stockholders have received their invested capital, as defined, plus an 8.0% return on such invested capital.
      Our day-to-day operations are managed by our Advisor under an advisory agreement, or the Advisory Agreement. The Advisory Agreement expired on July 22, 2005. Based on the adoption of our plan of liquidation (See Note 2 below), our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director who own in the aggregate a total of 39.9% of the equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Advisor, which is 84.0% owned by Anthony W. Thompson, the chairman of our board of directors and the chairman and chief executive officer of our Advisor, and 16.0% owned by Louis J. Rogers, president of our Advisor, to provide various services to us and our properties.

2.	Plan of Liquidation
      On December 19, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our stockholders at the Special Meeting of Stockholders held on February 27, 2006. Our plan of liquidation contemplates the orderly sale of all our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc. to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable. On March 30, 2006 we engaged UBS Securities LLC to act as our financial advisor in order to assist us with a potential portfolio sale in connection with our plan of liquidation.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined by our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets and anticipate completing our plan of liquidation by February 27, 2008. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005 and for all periods subsequent to December 31, 2005. For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated herewith, please read our definitive proxy statement filed with the SEC on January 13, 2006.

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

Interim Financial Data
      The accompanying interim financial statements have been prepared by our management in accordance with GAAP and under the liquidation basis of accounting effective December 31, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2005 Annual Report on Form 10-K, as filed with the SEC.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the discontinued operations presentation. These reclassifications have not changed the results of operations. See “Property Held for Sale” below.

Principles of Consolidation
      The accompanying condensed consolidated financial statements include our accounts and those of the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All significant intercompany balances and transactions have been eliminated in consolidation and all references to us include our operating partnership and its subsidiaries. Prior to the adoption of the plan of liquidation, we accounted for

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
all unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings of these real estate investments was included in consolidated net income.

Segments
      We internally evaluate all of our properties as one industry segment and, accordingly, do not report segment information.

4.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation
      Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing our plan of liquidation. We currently estimate that we will have operating cash outflows from our estimated costs in excess of the estimated receipts of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the liquidation period. The change in the liability for estimated costs in excess of estimated receipts during liquidation as of March 31, 2006 is as follows:

	December 31,	Cash Payments	Change in	March 31,
	2005	and (Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$24,390,000	$(6,046,000)	$(2,576,000)	$15,768,000
Liabilities:
Liquidation costs	(4,418,000)	627,000	(1,751,000)	(5,542,000)
Distributions to stockholders	(8,226,000)	8,235,000	(9,000)	—
Capital expenditures	(13,265,000)	1,687,000	(547,000)	(12,125,000)

	(25,909,000)	10,549,000	(2,307,000)	(17,667,000)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(1,519,000)	$4,503,000	$(4,883,000)	$(1,899,000)

      Accrued distributions to stockholders included in the liability for estimated costs in excess of estimated receipts during liquidation at December 31, 2005 included the estimated regular monthly distributions at an annualized rate of 7.50% expected to be paid pursuant to our plan of liquidation. The change in distributions to stockholders includes distributions paid of $5,490,000 and distributions declared of $2,745,000 for the month of March 2006 which has been reclassified to accrued liabilities after being declared. As of March 31, 2006, all future distributions will be in the form of liquidating distributions and recorded when approved.

5.	Net Assets in Liquidation
      Net assets in liquidation increased $725,000 during the three months ended March 31, 2006. The primary reason for the increase in our net assets was due to increases in the value of real estate assets of $5,658,000 related to the anticipated sale of our AmberOaks property, offset by change in estimates to liquidation costs due to the changes in estimated sales dates of the assets in the portfolio and increases in estimated liquidation costs during liquidation. The net assets in liquidation at March 31, 2006 would result

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in liquidation distributions per share of approximately $10.35. These estimates for liquidation distribution per share include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

6.	Real Estate Investments
      Our real estate investments are comprised of consolidated properties and investments in unconsolidated real estate. As of March 31, 2006 and December 31, 2005, all of our consolidated properties are considered held for sale.

Investments in Unconsolidated Real Estate
      Prior to the adoption of our plan of liquidation, investments in unconsolidated real estate consisted of our investments in undivided tenant in common, or TIC, interests. Under the liquidation basis of accounting all of our investments in unconsolidated real estate are recorded at estimated fair value less costs to sell.
      The summarized condensed combined financial information in our unconsolidated real estate is as follows:

Three Months
Ended
March 31, 2005

Revenues	$5,090,000
Rental and other expenses	4,675,000

Net income	$415,000

Our equity in earnings	$153,000

Properties Under Contract
      On May 8, 2006, we entered into an agreement to sell the AmberOaks property, located in Austin, Texas, to an unaffiliated third party for a total sales price of $47,237,000. The sale, which is subject to customary closing conditions is expected to close in the second quarter of 2006.

7.	Restricted Cash
      Restricted cash is comprised of credit enhancements and impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements. As of March 31, 2006 and December 31, 2005, we had restricted cash of $10,666,000 and $14,288,000, respectively.

8.	Investment in Marketable Equity Securities
      As of March 31, 2006 and December 31, 2005, the fair value of marketable securities, less estimated costs to sell, was $5,930,000 and $7,617,000, respectively.
      The fair value of equity securities was estimated using quoted market prices. Sales of equity securities resulted in realized gains of $101,000 and realized losses of $17,000 for the three months ended March 31, 2005. During the three months ended March 31, 2006, our net assets in liquidation have decreased by $50,000 as a result of changes in the fair value of equity securities.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Mortgage Loans Payable
      We have fixed and variable rate mortgage loans secured by properties held for sale in the principal amount of $362,252,000 ($350,075,000 liquidation basis) and $362,580,000 ($350,402,000 liquidation basis) as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005, the effective interest rates on mortgage loans ranged from 5.08% to 7.53% per annum and 5.08% to 7.19% per annum, respectively, and the weighted-average effective interest rate was 5.77% and 5.49% per annum, respectively. The loans mature at various dates through October 2015.
      As of March 31, 2006 and December 31, 2005, we have adjusted the carrying values of the outstanding mortgage loans payable to the estimated settlement amount in the Statement of Net Assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the property.
      Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2006, we were in compliance with all such covenants.
      Derivatives are recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value in accordance with Statement of Financial Accounting Standard, or SFAS, No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change. We recorded $193,000 as a reduction to interest expense for the three months ended March 31, 2005 for interest rate swaps and collars. We did not have any derivative financial instruments as of March 31, 2006.

10.	Credit Facility and Other Debt

Credit Facility
      In January 2003, we obtained a credit facility from LaSalle Bank National Association, or LaSalle, or the Credit Facility, which matured on January 30, 2006. As of December 31, 2005, the terms of the Credit Facility, as amended, provided for maximum potential borrowings of $175,000,000 to the extent we had secured properties with comparable equity. Advances under this Credit Facility bore interest, at our election, at either the prime rate or the one-month LIBOR rate plus a margin of 2.25%. Advances were subject to a floor interest rate of 3.50%. We were required to make interest-only payments on a monthly basis. In connection with the terms of the Credit Facility, we granted LaSalle a right of first refusal to finance the purchase of other properties.
      On January 25, 2006, G REIT, Inc., as the general partner for G REIT, L.P., entered into a Second Amended and Restated Credit Agreement, or Amended Credit Agreement, for the Credit Facility in the amount of $58,369,000, with lenders: (i) LaSalle Bank National Association; (ii) Bank of America, National Association; and (iii) Citizens Financial Bank; with LaSalle acting as agent for the lenders. The Credit Facility matures on January 30, 2007. Advances under this Credit Facility are collateralized by our mortgaged properties and proceeds thereof. Advances bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.25%, when we meet certain conditions, which include no default on advances, and full compliance with other covenants. The advances are subject to a floor rate of 3.50% and require interest only payments on a monthly basis.
      The Amended Credit Agreement contains covenants that are comparable to those of other real estate investment trusts and facilitates our plan of liquidation which was approved by our stockholders on February 27, 2006. These covenants include, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, investments, acquisitions, and dividend distributions; and

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
maintenance of specified financial ratios. The Amended Credit Agreement contains normal events of default for an agreement of this type. The nonpayment of any outstanding principal, interest, fees or amounts due under the Credit Facility and the failure to perform or observe covenants in the loan documents, among other things, could result in events of default. Additionally, under the terms of the Amended Credit Agreement, at no time during the loan shall the borrowing base be made up of less than two properties or our minimum net worth equal to less than $150,000,000.
      As of March 31, 2006, borrowings under the Credit Facility totaled $58,369,000 and bore interest at the rate of 6.88% per annum compared to borrowings of $58,369,000 at an interest rate of 6.34% per annum as of December 31, 2005.
      Properties financed by borrowings under the Credit Facility are required by the terms of the Credit Facility to meet certain minimum loan to value, debt service coverage minimum occupancy rates and other requirements on a combined basis. As of March 31, 2006, we were in compliance with all covenants under the Credit Facility.

Other Debt
      We have a Margin Securities Account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin is secured by the securities we purchase and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities purchased, we will be subject to a margin call and required to fund the account to return the margin balance to 50.0% of the fair market value of the securities purchased. The Margin Securities Account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the three months ended March 31, 2006, we borrowed $6,938,000 and repaid $9,178,000 on margin. At March 31, 2006, we had $355,000 in margin liabilities outstanding at an interest rate of 9.13% per annum. At December 31, 2005, we had $2,595,000 in margin liabilities outstanding at an interest rate of 7.75% per annum.

11.	Minority Interests
      Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of March 31, 2006, amounted to a 22.4%, 21.5% and 2.3% interest in One Financial Plaza, Western Place I & II and Bay View Plaza, respectively. In accordance with the adoption of our plan of liquidation, we applied the minority interest liability of $5,817,000 and $5,973,000 at March 31, 2006 and December 31, 2005, respectively, against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets.
      We have the right to purchase all or any portion of the outstanding undivided TIC interest in Bay View Plaza at fair market value beginning July 31, 2006. We have the right to purchase all or any portion of the outstanding unrelated TIC interests in Western Place I & II and One Financial Plaza at fair market value beginning July 23, 2005 and August 6, 2005, respectively.

12.	Stockholders’ Equity

Common Stock
      As of March 31, 2006 and December 31, 2005, 43,920,000 and 43,869,000 shares of our common stock were outstanding, respectively. For the three months ended March 31, 2006 and 2005, we declared distributions of $8,235,000 and $8,234,000, respectively. Distributions payable as of March 31, 2006 and December 31, 2005 were $2,745,000 and $0, respectively, and were included in accounts payable and accrued liabilities on the statement of net assets at March 31, 2006.

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend Reinvestment Program
      In July 2002, we adopted a dividend reinvestment plan, or DRIP, that allowed our stockholders to purchase additional shares of common stock through reinvestment of dividends, subject to certain conditions. As of March 31, 2006 and December 31, 2005, we had issued 587,000 shares of our common stock under the terms of the DRIP. The DRIP was terminated on April 30, 2004.

Share Repurchase Plan
      Effective July 22, 2002, we adopted a share repurchase plan, or Repurchase Plan, which provided eligible stockholders with limited liquidity by enabling them to request the repurchase of their common stock by us subject to various limitations. Repurchases were made at the sole discretion of our board of directors. As of March 31, 2006 and December 31, 2005, we had repurchased 46,000 shares of our common stock under the terms of the Repurchase Plan. The Repurchase Plan was terminated on April 30, 2004.

Stock Option Plans

Independent Director Stock Option Plan
      On July 22, 2002, we adopted the independent director stock option plan, or Director Plan, which was approved by our stockholders at our annual meeting on June 28, 2003. We had authorized and reserved a total of 100,000 shares of common stock for issuance under the Director Plan. The Director Plan provided for the grant of options to purchase 5,000 shares of common stock to each independent or outside director as of the date such individual became a director, and subsequent grants of options to purchase 5,000 shares of common stock on the date of each annual meeting of stockholders to each independent and outside director still in office. No options were granted during the three months ended March 31, 2006 and 2005. As of March 31, 2006 and December 31, 2005, there were 0 and 80,000 options outstanding, respectively, for the purchase of 0 and 80,000 shares of our common stock, respectively. During the three months ended March 31, 2006, no options were exercised under this plan. Upon approval of our plan of liquidation by stockholders at the Special Meeting of Stockholders held on February 27, 2006, all outstanding options were forfeited for no consideration and the Director Plan was terminated.

Officer and Employee Stock Option Plan
      On July 22, 2002, we adopted the officer and employee stock option plan, or Officer Plan. We authorized and reserved a total of 400,000 shares of common stock for issuance under the Officer Plan. No options were granted during the three months ended March 31, 2006 and 2005. As of March 31, 2006 and December 31, 2005, our officers had options outstanding for the purchase of 0 and 340,000 shares of our common stock, respectively. During the three months ended March 31, 2006, no options were exercised under this plan. Upon approval of our plan of liquidation by stockholders at the Special Meeting of Stockholders held on February 27, 2006, all outstanding options were forfeited for no consideration and the Officer Plan was terminated.

			Weighted
	Number of	Range of	Average
Options Outstanding at	Shares	Exercise Prices	Exercise Price

December 31, 2005 (105,000 options exercisable)	420,000	$9.00-$9.05	$9.00
Granted	—	—	—
Cancelled	(420,000)	(9.00- 9.05)	(9.00)

March 31, 2006	—	$—	$—

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Incentive Award Plan
      On May 10, 2004, we adopted the 2004 incentive award plan, or 2004 Plan, to provide for equity awards to our employees, directors and consultants, which was approved at our Annual Meeting of Stockholders on June 29, 2004. The 2004 Plan authorizes the grant of options to our employees, directors and consultants intended to qualify as incentive stock options under Section 422 of the Code. The 2004 Plan also authorizes the grant of awards consisting of nonqualified stock options, restricted stock, stock appreciation rights and other awards, including cash bonuses. The aggregate number of shares of common stock subject to such awards will not exceed 6,000,000 shares of our common stock. Our board of directors administers the 2004 Plan. The 2004 Plan provides that each of our non-employee directors will receive an automatic grant of 5,000 shares of restricted stock on the date of each of our annual meetings.
      As of March 31, 2006 and December 31, 2005 there were 55,000 restricted shares of common stock granted. Restricted shares vested at 20.0% per year on each of the first through fifth anniversaries of the grant date, or sooner upon a change of control of our company. Compensation expense related to the restricted stock awards under the 2004 Plan is recorded over the related vesting periods based on the fair value of the underlying awards. Included in the general and administrative expenses in the accompanying consolidated statement of operations is compensation expense of $52,000 for the three months ended March 31, 2005, related to such awards. There were no restricted shares that vested during the three months ended March 31, 2005. The 2004 Plan was terminated upon approval of our plan of liquidation by stockholders at the Special Meeting of Stockholders held on February 27, 2006 and all outstanding restricted shares became fully vested.

	Number	Fair Value
Nonvested Restricted Shares at	of Shares	of Shares

Nonvested at December 31, 2005	51,000	$10.00
Vested	(51,000)	(10.00)

Nonvested at March 31, 2006	—	$—

      Under the liquidation basis of accounting, the accelerated vesting of the restricted shares did not change the net assets available for liquidation. In addition, the forfeitures of all the outstanding vested and unvested stock options did not change net assets available for liquidation. SFAS No. 123(R), “Share-Based Payment”, did not have any impact on the net assets in liquidation during the three months ended March 31, 2006.

13.	Related Party Transactions

Advisory Agreement

Advisory Fees
      The Advisory Agreement between our Advisor and us expired on July 22, 2005. Based on the adoption of our plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director, who own an aggregate 39.9% equity interest in our Advisor. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined, or 25.0% of net income for the previous four quarters, as defined. As of

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2006 and 2005, such reimbursement had not exceeded these limitations. For the three months ended March 31, 2006 and 2005, we incurred fees to our Advisor of $987,000 and $922,000, respectively.

Real Estate Commissions
      We pay Realty a real estate commission of up to 3.0% of the purchase price of a property, of which 75.0% is passed through to our Advisor pursuant to the Realty-Triple Net Agreement. We did not pay any real estate commissions to Realty during the three months ended March 31, 2006 and 2005.

Real Estate Disposition Fee
      We pay Realty a real estate disposition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker, of which 75.0% is passed through to our Advisor pursuant to the Realty-Triple Net Agreement. We did not pay any disposition fees to Realty during the three months ended March 31, 2006 and 2005.

Lease Commissions
      We pay Realty a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. For the three months ended March 31, 2006 and 2005, we paid to Realty leasing commissions of $598,000 and $753,000, respectively, of which 100.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Property Management Fees
      We pay Realty a property management fee of 5.0% of the gross revenues from our properties. For the three months ended March 31, 2006 and 2005, we incurred and paid management fees to Realty of $1,357,000 and $1,551,000, respectively, of which 100.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Incentive Distributions
      Our Advisor owns non-voting incentive performance units in our Operating Partnership and is entitled to incentive distributions of operating cash flow, as defined, after our stockholders have received an 8.0% annual return on their invested capital. No incentive distributions were made to our Advisor for the three months ended March 31, 2006 and 2005. In accordance with our plan of liquidation, the estimated incentive fee distribution to our Advisor is between $0 and $9,070,000. Based on the valuation of our portfolio as of March 31, 2006 and December 31, 2005, we have reserved for an estimated incentive fee distribution to our Advisor of $2,247,000 and $1,831,000, respectively.

Related Party Accounts Receivable/ Payable
      Related party accounts receivable/payable consists primarily of amounts due from/to us for operating expenses incurred by us and paid by our Advisor or agreed to be borne directly by our Advisor.

14.	Commitments and Contingencies

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our Advisor and its affiliates, or the Triple Net securities offerings (including our offerings). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Advisor has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could involve us and fines, penalties or administrative remedies could be asserted against us.
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

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $97,500,000 as of March 31, 2006 and December 31, 2005. Our share of unconsolidated debt, based on our ownership percentage, was $29,250,000 as of March 31, 2006 and December 31, 2005.
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

15.	Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of March 31, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.
      As of March 31, 2006, we had interests in eight properties located in California which accounted for 46.3% of our total revenue and seven properties located in Texas which accounted for 23.5% of our total revenue based on contractual base rent from leases in effect as of March 31, 2006. As of March 31, 2005, we had interests in nine properties located in the state of California which accounted for 51.8% of our total revenue and seven properties located in the state of Texas which accounted for 20.5%. Accordingly, there is a geographic concentration of risk subject to each state’s economy. As of March 31, 2006 and 2005, none of our tenants accounted for 10.0% or more of our aggregate annual rental income.

16.	Stock Based Compensation
      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, we have elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. Under APB No. 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. We have applied the disclosure-only provisions of SFAS No. 123

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and SFAS No. 148. If we had elected to adopt the expense recognition provisions of SFAS No. 123, the impact on net income and earnings per share of common stock would have been as follows:

Three Months
Ended
March 31, 2005

Reported net income	$82,000
Add: Stock based employee compensation expense included in reported net income	52,000
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(59,000)

Pro forma net income	$75,000

Reported net income per share — basic and diluted	$0.00

Pro forma net income per share — basic and diluted	$0.00

      The pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model, assuming a 7.50% dividend yield, a 3.50% to 4.40% risk-free interest rate based on the 10-year U.S. Treasury Bond at the date of issuance, an expected life of 10 years and a volatility rate of 10.0%.
      There were no options granted during the three months ended March 31, 2005. Accordingly, the fair value of the options granted during the three months ended March 31, 2005 was $0.

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
      The following table summarizes the income and expense components that comprise discontinued operations for the three months ended March 31, 2005:

Three Months
Ended
March 31, 2005

Revenues
Rental income	$30,537,000
Interest income	32,000

30,569,000
Expenses
Rental expenses	13,365,000
Depreciation and amortization	10,364,000
Interest expense (including amortization of deferred financing costs)	6,230,000
Minority interest	(43,000)

Income from discontinued operations — properties held for sale	$653,000

G REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Per Share Data
      Prior to the adoption of our plan of liquidation, we reported earnings per share pursuant to SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing the net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted-average number of shares and all potentially dilutive securities, if any. Our potentially dilutive securities were options and non-vested restricted shares of stock. As of March 31, 2006 and 2005, there were 0 and 420,000 options, respectively, which were accounted for under the treasury stock method. There were 0 and 20,000 non-vested restricted shares of stock as of March 31, 2006 and 2005, respectively. Upon approval of our plan of liquidation by our stockholders on February 27, 2006, all outstanding options were forfeited and all unvested shares of restricted stock became vested. The options and restricted stock outstanding at March 31, 2005, did not have a dilutive effect on earnings (loss) per share and, therefore, basic and diluted earnings (loss) per share were equivalent.
      Net income (loss) per share is calculated as follows:

Three Months
Ended
March 31, 2005

Loss from continuing operations	$(571,000)
Income from discontinued operations	653,000

Net income	$82,000

Net income (loss) per share — basic and diluted:
Continuing operations	$(0.01)

Discontinued operations	$0.01

Total net income per share — basic and diluted	$0.00

Weighted average number of shares outstanding — basic and diluted	43,865,000

19.	Subsequent Events
      On May 8, 2006, we entered into an agreement to sell the AmberOaks property, located in Austin, Texas, to an unaffiliated third party for a total sales price of $47,237,000. The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of March 31, 2006 and December 31, 2005 (liquidation basis), together with the statement of changes in net assets for the three months ended March 31, 2006 (liquidation basis), the results of operations and cash flows for the three months ended March 31, 2005 (going concern basis).
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
Overview and Background
      We were incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. On September 27, 2004, we were reincorporated in the State of Maryland in accordance with the approval of our stockholders at the 2004 Annual Meeting of Stockholders. We have been operating and intend to continue operating as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90.0% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. As of March 31, 2006, we believe we were in compliance with all relevant REIT requirements.
      We were incorporated to acquire, manage and invest in office, industrial and service real estate properties with a government-tenant orientation. As of March 31, 2006, we own interests in 25 properties, including interests in 24 consolidated and one unconsolidated office properties. As of March 31, 2006, 87.2% of gross leaseable area, or GLA, of the consolidated properties was leased and tenants with a government orientation occupied 41.1% of the total GLA.

      We are externally advised by our Triple Net Properties, LLC, or our Advisor, which is 36.5% owned by Anthony W. Thompson, the chairman of our board of directors and the chairman and chief executive officer of our Advisor. Our Advisor is primarily responsible for managing our day-to-day operations and assets. The advisory agreement between us and our Advisor, or the Advisory Agreement, has a one-year term which expired on July 22, 2005. Based on the approval of our plan of liquidation, our Advisor has agreed to continue to provide such services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Our Advisor is affiliated with us in that we and our Advisor have common officers and directors. Our officers and directors own in the aggregate a 39.9% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, which is 84.0% owned by Anthony W. Thompson and 16.0% owned by Louis J. Rogers, president of our Advisor, to provide various services to our properties.
Business Strategy and Plan of Liquidation
      As set forth in our original registration statement filed in 2002, we were formed with the intent to have our board of directors determine by July 1, 2008 whether our common stock should be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are so listed or quoted. At that time, we intended that if we were not so listed or quoted by 2012, we would submit for stockholders’ vote a proposal to liquidate. In February 2004, we began to evaluate the possibility of pursuing an underwritten offering and listing of our common stock on a national securities exchange, and on February 8, 2004, a special committee of our independent directors was formed to evaluate this alternative. In late 2004 the special committee broadened the scope of its examination and began to generally examine the strategic alternatives reasonably available to us, including the alternative of liquidating all of our assets. We initiated this examination at this time, rather than waiting until 2008, because of the inherent uncertainty of the future and our view of: (i) the current market conditions; (ii) the current increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act); (iii) the current possible need to reduce our monthly distributions; and (iv) the other factors discussed in more detail in our definitive proxy statement filed with the SEC on January 13, 2006.
      To assist the special committee in its examination, we engaged Robert A. Stanger & Co., Inc., or Stanger, as our financial advisor to (i) assist in a review of the pros and cons of those alternatives, including a potential plan of liquidation and (ii) render opinions as to the fairness of the consideration to be received in any potential transactions. In December 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. On December 19, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our stockholders at the Special Meeting of Stockholders held on February 27, 2006.
      Our plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined by our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets and anticipate completing our plan of liquidation by February 27, 2008. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005 and for all periods subsequent to December 31, 2005.
      In accordance with our plan of liquidation, we continue to actively manage our property portfolio to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. However, due to the adoption of our plan of liquidation, we will not acquire any new properties, and are focused on liquidating our properties. On March 30, 2006 we engaged UBS

Securities LLC to act as our financial advisor in order to assist us with a potential portfolio sale in connection with our plan of liquidation.
Critical Accounting Policies
      The complete listing of our Critical Accounting Policies was previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Interim Financial Data
      The accompanying interim financial statements have been prepared by our management in accordance with GAAP and under the liquidation basis of accounting effective December 31, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2005 Annual Report on Form 10-K, as filed with the SEC.
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

Scheduled Lease Expirations
      As of March 31, 2006, our consolidated properties were 87.2% leased. 4.2% of the GLA expires during the remainder of 2006. Our leasing strategy for 2006 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals with the existing tenant. Of the leases expiring in 2006, we anticipate, but cannot assure, that approximately 57.8%, of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we will write-off all tenant relationship intangible assets associated with such tenants.

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

Changes In Net Assets In Liquidation

Three Months Ended March 31, 2006
      Net assets in liquidation increased $725,000 during the three months ended March 31, 2006. The primary reason for the increase in our net assets was due to increases in the value of real estate assets of $5,658,000 related to the anticipated sale of our AmberOaks property, offset by change in estimates to liquidation costs due to the changes in estimated sales dates of the assets in the portfolio and increases in estimated liquidation costs during liquidation.
Liquidity and Capital Resources
      At March 31, 2006, our total assets and net assets in liquidation were $887,138,000 and $454,184,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with the plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

Current Sources of Capital and Liquidity
      We anticipate, but cannot assure, that our cash flow from operations and sales of property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities. Due to the timing of property sales and the maturity of certain debt obligations coming due, we may need to refinance some properties and/or request extensions of the terms of existing financing agreements.
      Our plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined at the discretion of our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets and anticipate completing our plan of liquidation by February 27, 2008.

Factors Which May Influence Future Sources of Capital and Liquidity

SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including our offerings). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents Our Advisor has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Debt Financing
      Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2006, we were in compliance with all such requirements.

      The composition of our aggregate debt balances as of March 31, 2006 and December 31, 2005 (liquidation basis) were as follows:

	Total Debt		Weighted-Average Interest Rate

	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005

	(Liquidation Basis)	(Liquidation Basis)
Mortgage, credit facility and other debt
Mortgage	$350,075,000	$350,402,000	5.58%	5.49%
Credit facility and other debt	$58,724,000	$60,964,000	6.89%	6.40%
Fixed rate and variable rate
Fixed rate	$268,763,000	$269,062,000	5.28%	5.28%
Variable rate	$140,036,000	$142,304,000	6.72%	6.27%
      The percentage of fixed rate debt to total debt as of March 31, 2006 and December 31, 2005 does not take into consideration the portion of variable rate debt capped by our interest-rate cap agreements. Including the effects of the interest-rate cap agreements, we had fixed or capped 65.7% and 79.6% of our total outstanding debt as of March 31, 2006 and December 31, 2005, respectively.
      As of March 31, 2006, 34.3% of our total debt required interest payments based on variable rates. Although the interest payments on 65.7% of our debt is fixed as of March 31, 2006, the remaining 34.3% of our debt is exposed to fluctuations on the one-month LIBOR rate. There were no derivative financial instruments held by us as of March 31, 2006.
      We have restricted cash balances of $10,666,000 as of March 31, 2006 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

Other Liquidity Needs
      We are required to distribute 90.0% of our REIT taxable income, excluding capital gains, on an annual basis in order to qualify as a REIT for federal income tax purposes. All such distributions are at the discretion of our board of directors. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors our board of directors deem relevant. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We have additional unleveraged equity from our consolidated properties, against which we may borrow, that could be used for such purposes. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our stockholders. We anticipate that our current distribution rate will meet our REIT distribution requirements for 2006. Amounts accumulated for distribution to our stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.
      We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We made and declared distributions to our stockholders in the aggregate amount of $8,235,000 during the three months ended March 31, 2006. The source for payment of these distributions was funds from operating activities and proceeds from the sales of marketable securities. In accordance with our plan of liquidation, we intend to continue to pay regular monthly distributions to our stockholders at an annualized rate of 7.50% until we have made liquidating distributions pursuant to our plan of liquidation totaling $150,000,000. At the March 27, 2006 board of director’s meeting, our board of directors agreed to consider continuing regular monthly distributions throughout the liquidation process following the $150,000,000 threshold in an amount to be determined at that time. Thereafter, we do not expect to pay regular monthly distributions; however, we expect to satisfy the REIT distribution requirements through any liquidating distributions made pursuant to our plan of liquidation. Each distribution payment will be subject to the availability of cash and the discretion of our board of directors.
      As of March 31, 2006 we estimate that we will have $17,667,000 of commitments and expenditures during the liquidation period comprised of the following: $5,542,000 of liquidation costs and $12,125,000 of capital expenditures. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.
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
      The stated range of stockholder distributions disclosed in our plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs that could reduce net assets actually realized; (ii) winding up our business significantly faster than anticipated which could eliminate some of the anticipated costs and result in higher net liquidation proceeds; (iii) a delay in our liquidation that could result in higher than anticipated costs and lower net liquidation proceeds; (iv) circumstances that may change and lower the actual net proceeds realized from the sale of some of the assets, or significantly lower actual net proceeds, than currently estimated, including, for example, the discovery of new environmental issues or loss of a tenant; and (v) actual net proceeds realized from the sale of the assets may be higher than currently estimated if market values increase.
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
      In accordance with our plan of liquidation, we anticipate our source for the payment of distributions to be primarily from the net proceeds from the sale of our properties and funds from operating activities. We will require up to $12,125,000 for the remainder of the year ended December 31, 2006 for capital expenditures, including, without limitation, tenant and/or capital improvements and lease commissions. We intend to use proceeds from the sale of properties to provide funds to the extent the reserves on deposit with the lender of $10,666,000 as of March 31, 2006, are not sufficient or cannot be used for these expenditures.
      Distributions payable to our stockholders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a stockholder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Financing
      Mortgages payable, the credit facility from LaSalle Bank National Association, or LaSalle, or the Credit Facility, and other debt as a percentage of total capitalization decreased to 56.3% as of March 31, 2006 from 56.4% as of December 31, 2005. This decrease was due to the decrease in total debt as a result of a decrease in margin borrowings on our Margin Securities Account at Merrill Lynch. As of March 31, 2006 and December 31, 2005, our mortgage loans payable balances, including mortgage loans payable secured by property held for sale, were $350,075,000 (liquidation basis) and $350,402,000 (liquidation basis), respectively. Our Credit Facility balance was $58,369,000 as of March 31, 2006 and December 31, 2005. Our Margin Security Account balances as of March 31, 2006 and December 31, 2005 were $355,000 and $2,595,000, respectively.
      As of December 31, 2005, advances under our Credit Facility bore interest, at our election, at the either prime rate or the one-month LIBOR rate plus a margin of 2.25%. Advances were subject to a floor interest rate of 3.50%. We were required to make interest only payments on a monthly basis. In connection with the terms of our Credit Facility, we granted LaSalle a right of first refusal to finance any other purchases of properties we may make. As of December 31, 2005, the terms of the Credit Facility provided for maximum potential borrowings of $175,000,000 to the extent we have secured properties with comparable equity. As of March 31, 2006 and December 31, 2005, our borrowings under the Credit Facility totaled $58,369,000 and bore interest at the rate of 6.88% and 6.34% per annum, respectively.
      Our Credit Facility with LaSalle matured on January 30, 2006. On January 25, 2006, G REIT, Inc., as the general partner for G REIT, L.P., entered into a Second Amended and Restated Credit Agreement, or Amended Credit Agreement, for our Credit Facility in the amount of $58,369,000, with lenders: (i) LaSalle; (ii) Bank of America, National Association; and (iii) Citizens Financial Bank; with LaSalle acting as agent for the lenders. The Credit Facility matures on January 30, 2007. Advances under this Credit Facility are collateralized by our mortgaged properties and proceeds thereof. Advances bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.25%, when we meet certain conditions, which include no default on advances, and full compliance with the other covenants. The advances are subject to a floor rate of 3.50% and require interest only payments on a monthly basis.
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
      As of March 31, 2006, we had $5,954,000 in cash and cash equivalents. In addition, we have restricted cash balances of $10,666,000 as of March 31, 2006 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $97,500,000 as of March 31, 2006 and December 31, 2005. Our share of unconsolidated debt, based on our ownership percentage, was $29,250,000 as of March 31, 2006 and December 31, 2005.
      Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. Compliance with such covenants is discussed in our Debt Financing disclosure included herein.
Debt Service Requirements
      One of our principal liquidity needs are payments of interest and principal on outstanding indebtedness, which includes mortgages, our Credit Facility and other debt. As of March 31, 2006, 17 of our properties were subject to existing mortgages, including mortgage loans payable secured by property held for sale, which had an aggregate principal amount outstanding of $362,252,000 ($350,075,000 liquidation basis). The outstanding balance on our Credit Facility and other debt was $58,724,000. Our total debt consisted of $268,763,000 on a liquidation basis, or 65.7%, of allocable fixed rate debt at a weighted-average interest rate of 5.28% per annum and $140,036,000 on a liquidation basis, or 34.3%, of variable rate debt at a weighted-average interest rate of 6.72% per annum. The variable rate debt includes $58,369,000 on our Credit Facility and a $355,000 margin loan on our marketable securities. As of March 31, 2006, our margin loan liability was at an interest rate of 9.13% per annum. $58,369,000, or 41.0%, of our variable rate debt, is subject to an interest rate cap agreement that as of December 31, 2005 would convert this variable debt into fixed rate debt at an interest rate of 8.00% per annum if LIBOR rates were to increase above the 5.75% cap rate. The interest rate cap agreement expired on January 31, 2006. As of March 31, 2006, the weighted-average interest rate on our outstanding debt was 5.77% per annum.

Contractual Obligations
      The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and our Credit Facility and to our scheduled interest payments of our fixed and variable rate debt as of March 31, 2006. It also provides information about the minimum commitments due in connection with our ground lease obligations as of March 31, 2006. The table does not reflect any available extension options.

	Payments Due by Period

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2006)	(2007-2008)	(2009-2010)	(After 2010)	Total

Principal payments — variable rate debt	$115,492,000	$18,985,000	$5,559,000	$—	$140,036,000
Principal payments — fixed rate debt	859,000	13,152,000	28,890,000	225,862,000	268,763,000
Interest payments — variable rate debt (based on rate in effect at March 31, 2006)	3,070,000	1,370,000	26,000	—	4,466,000
Interest payments — fixed rate debt	11,077,000	28,595,000	24,310,000	44,805,000	108,787,000
Ground lease obligations	278,000	742,000	742,000	665,000	2,427,000
Tenant improvement and lease commission obligations	9,669,000	—	—	—	9,669,000

Total	$140,445,000	$62,844,000	$59,527,000	$271,332,000	$534,148,000

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
      The following is the calculation of FFO for the three months ended March 31, 2005:

Three Months
Ended
March 31, 2005

Net income	$82,000
Add:
Depreciation and amortization — discontinued operations	10,270,000
Depreciation and amortization — unconsolidated properties	326,000

Funds from operations	$10,678,000

Weighted average common shares outstanding — basic and diluted	43,865,000

Gain on the sale of investments included in net income (loss) and FFO	$84,000

Subsequent Events
      On May 8, 2006, we entered into an agreement to sell the AmberOaks property, located in Austin, Texas, to an unaffiliated third party for a total sales price of $47,237,000. The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2006.
      Effective May 1, 2006, Glenn L. Carpenter resigned as a member of the Board of Directors due to personal reasons.

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

      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of March 31, 2006 (on a liquidation basis), the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date

	2006	2007	2008	2009	2010	Thereafter	Total

Fixed rate debt	$859,000	$11,095,000	$2,057,000	$26,121,000	$2,769,000	$225,862,000	$268,763,000
Average interest rate on maturing debt	5.29%	5.83%	5.27%	5.46%	5.25%	5.23%	5.28%
Variable rate debt	$115,492,000	$18,910,000	$75,000	$5,559,000	$—	$—	$140,036,000
Average interest rate on maturing debt (based on rate in effect as of March 31, 2006)	6.59%	7.53%	6.60%	6.60%	—	—	6.72%
      The weighted-average interest rate of our mortgage debt as of March 31, 2006 was 5.77% per annum. As of March 31, 2006, our mortgage debt consisted of $268,763,000, or 65.7%, of the total debt at a fixed interest rate of 5.28% per annum and $140,036,000, or 34.3%, of the total debt at a variable interest rate of 6.72% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of March 31, 2006, for example a 0.50% increase in LIBOR would have decreased our overall net assets by $699,000, or less than 7.4%.

Item 4.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
      Following the signatures section of this Quarterly Report are certifications of our chief executive officer and our chief accounting officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of its controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.
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
      (b) Changes in internal control over financial reporting. During the three months ended March 31, 2006, we continued to develop our internal controls as follows: we continued the design process for design and implementation of our policies and procedures, we continued to hire qualified and experienced personnel, and we reviewed, tested and certified the financial information presented. We will continue to make changes in our internal control processes in the future.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
SEC Investigation
      On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates, or the Triple Net securities offerings (including our offerings). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Advisor has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could involve us and fines, penalties or administrative remedies could be asserted against us.
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

Item 1A.	Risk Factors
      There were no material changes from risk factors previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      None.

Item 3.	Defaults Upon Senior Securities.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      On February 27, 2006, at our Special Meeting of Stockholders, our stockholders approved our plan of liquidation. We received proxies representing 61.1% of our 43,920,000 shares of common stock outstanding as of January 10, 2006, the record date. The number of votes for, against, abstaining and withheld were as follows:

	For	Against	Abstain	Withheld

Approval and adoption of the plan of liquidation of our company	25,818,000	576,000	453,000	—
Approval of the proposal to permit the board to adjourn the special meeting	25,851,000	582,000	414,000	—

Item 5.	Other Information.
      None.

Item 6.	Exhibits.
      The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G REIT, INC.
(Registrant)

By:	/s/ Scott D. Peters

Scott D. Peters
President and Chief Executive Officer

By:	/s/ Courtney Gulledge

Courtney Gulledge
Chief Accounting Officer
Date: May 10, 2006

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Exhibit

2.1		G REIT, Inc. Plan of Liquidation and Dissolution, as approved by stockholders on February 27, 2006 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on January 13, 2006 and incorporated herein by reference)
3.1		Articles of Incorporation of G REIT, Inc. (as approved by stockholders on June 29, 2004 and as currently in effect (included as Appendix B to our Definitive Proxy Statement filed on May 27, 2004 and incorporated herein by reference)
3.2		Bylaws of G REIT, Inc. (as approved by stockholders on June 29, 2004 and as currently in effect (included as Appendix C to our Definitive Proxy Statement filed on May 27, 2004 and incorporated herein by reference)
10.1		Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference)
10.2		Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference)
10.3		First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference)
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.