Form 10-Q
period 2006-06-30
G REIT INC
filed 2006-08-10
CIK 1164246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 10, 2006, there were 43,920,000 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of June 30, 2006 (Unaudited) and December 31, 2005 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three and Six Months Ended June 30, 2006 (Unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss (Going Concern Basis) for the Three and Six Months Ended June 30, 2005 — (Unaudited)	5

	Condensed Consolidated Statement of Cash Flows (Going Concern Basis) for the Six Months Ended June 30, 2005 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits and Reports on Form 8-K	35

Signatures		36
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying June 30, 2006 and 2005 interim financial statements of G REIT, Inc. required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition, results of operations and cash flows of our company, but should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or SEC.

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
June 30, 2006 (Unaudited) and December 31, 2005 (Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Real estate investments:
Real estate held for sale	$867,521,000	$835,474,000
Investments in unconsolidated real estate	16,578,000	16,578,000

	884,099,000	852,052,000
Cash and cash equivalents	5,212,000	7,173,000
Restricted cash	11,369,000	14,288,000
Investment in marketable securities	1,292,000	7,617,000
Accounts receivable, net	5,659,000	5,974,000
Accounts receivable from related parties	160,000	395,000

Total assets	907,791,000	887,499,000

LIABILITIES
Mortgages payable secured by properties held for sale	349,770,000	350,402,000
Credit facility secured by properties held for sale and other debt	61,869,000	60,964,000
Accounts payable and accrued liabilities	12,710,000	14,140,000
Accounts payable due to related parties	1,909,000	2,026,000
Security deposits and prepaid rent	5,803,000	4,989,000
Liability for estimated costs in excess of estimated receipts during liquidation	2,212,000	1,519,000

Total liabilities	434,273,000	434,040,000

Commitments and contingencies (Note 14)
Net assets in liquidation	$473,518,000	$453,459,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three and Six Months Ended June 30, 2006 (Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006

Net assets in liquidation, beginning of period	$454,184,000	$453,459,000
Changes in net assets in liquidation:
Changes to liability for estimated costs in excess of estimated receipts during liquidation:
Operating income	(6,003,000)	(11,702,000)
Distributions received from unconsolidated properties	(347,000)	(694,000)
Payments of liquidation costs and other amounts	4,824,000	7,139,000
Distributions to stockholders	—	8,235,000
Change in estimated costs in excess of estimated receipts during liquidation	1,212,000	(3,671,000)

Change to liability for estimated costs in excess of estimated receipts during liquidation	(314,000)	(693,000)

Change in fair value of assets and liabilities:
Change in fair value of marketable securities	(31,000)	(82,000)
Change in fair value of real estate investments	26,390,000	32,048,000
Change in assets and liabilities due to activity in liability for estimated costs in excess of estimated receipts during liquidation	1,525,000	(2,978,000)

Net increase in fair value	27,884,000	28,988,000

Liquidating distributions to stockholders	(8,236,000)	(8,236,000)

Change in net assets in liquidation	19,334,000	20,059,000

Net assets in liquidation, end of period	$473,518,000	$473,518,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Going Concern Basis)
For the Three and Six Months Ended June 30, 2005 (Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005

Expenses:
General and administrative	$975,000	$1,523,000

Operating loss	(975,000)	(1,523,000)
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(764,000)	(1,100,000)
Interest and dividend income	149,000	225,000
Gain on sale of marketable securities	188,000	272,000
Equity in earnings of unconsolidated real estate	533,000	686,000
Other income	16,000	16,000

Loss from continuing operations before discontinued operations	(853,000)	(1,424,000)
Discontinued operations:
Loss from discontinued operations	(1,793,000)	(1,140,000)

Net loss	$(2,646,000)	$(2,564,000)

Comprehensive loss:
Net loss	$(2,646,000)	$(2,564,000)
Unrealized gain (loss) on marketable securities	157,000	(108,000)

Comprehensive loss	$(2,489,000)	$(2,672,000)

Net loss per common share:
Continuing operations — basic and diluted	$(0.02)	$(0.03)
Discontinued operations — basic and diluted	$(0.04)	$(0.03)

Total net loss per common share — basic and diluted	$(0.06)	$(0.06)

Weighted average number of common shares outstanding — basic and diluted	43,865,000	43,865,000

Distributions declared per share	$0.19	$0.38

Distributions declared	$8,206,000	$16,440,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
For the Six Months Ended June 30, 2005 (Unaudited)

Six Months
Ended
June 30,
2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,564,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Gain on sale of marketable securities	(272,000)
Depreciation and amortization (including deferred financing costs, above/below market leases and deferred rent)	16,878,000
Swap collar interest	219,000
Stock compensation expense	103,000
Distributions received in excess of equity in earnings from investments in unconsolidated real estate	13,000
Minority interests	(108,000)
Change in operating assets and liabilities:
Accounts receivable, net	57,000
Other assets	(928,000)
Accounts payable and accrued liabilities	(383,000)
Security deposits and prepaid rent	(220,000)

Net cash provided by operating activities	12,795,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,470,000)
Purchase of marketable securities	(15,694,000)
Proceeds from sale of marketable securities	15,156,000
Restricted cash	(968,000)

Net cash used in investing activities	(6,976,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facility, mortgages payable and other debt	57,612,000
Principal repayments on credit facility and mortgages payable	(43,483,000)
Refund of deferred financing costs	990,000
Rate lock deposits	(1,940,000)
Minority interests distributions	(362,000)
Distributions	(16,440,000)

Net cash used in financing activities	(3,623,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,196,000
CASH AND CASH EQUIVALENTS — beginning of period	17,567,000

CASH AND CASH EQUIVALENTS — end of period	$19,763,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$13,361,000

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

We were incorporated to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. As of June 30, 2006, we owned interests in 25 properties aggregating a total gross leaseable area, or GLA, of 6.2 million square feet, including interests in 24 consolidated office properties and one unconsolidated office property. As of June 30, 2006, 86.6% of the total GLA of our consolidated properties was leased and tenants with a government orientation occupied 40.8% of the total GLA.

We conduct business and own properties through our Operating Partnership, which was formed as a Virginia limited partnership in December 2001. As of June 30, 2006, we are the sole general partner of the Operating Partnership and have control over the affairs of our Operating Partnership. We own 100.0% of the equity interests therein, except for 100 incentive non-voting ownership units issued to Triple Net Properties, LLC, or our Advisor, which is 36.5% owned by Anthony W. Thompson, our chairman of the board of directors and chief executive officer of our Advisor. These incentive units entitle our Advisor to receive certain incentive distributions of operating cash flow after a minimum 8.0% return on invested capital has been paid to our stockholders. In addition, our Advisor is entitled to incentive distributions from net proceeds from the sale of our properties after our stockholders have received their invested capital, as defined, plus an 8.0% return on such invested capital.

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

On December 19, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our stockholders at the Special Meeting of Stockholders held on February 27, 2006. Our plan of liquidation contemplates the orderly sale of all our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc. to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable. On March 30, 2006, we engaged UBS Securities, LLC to act as our financial advisor in order to assist us with a potential portfolio sale in connection with our plan of liquidation.

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other circumstances that indicate that our present value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Our plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined by our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets and anticipate completing our liquidation by February 27, 2008. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005 and for all periods subsequent to December 31, 2005. For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated herewith, please read our definitive proxy statement filed with the SEC on January 13, 2006.

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

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the discontinued operations presentation. These reclassifications have not changed the net results of operations. See “Property Held for Sale” below.

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

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of the plan of liquidation, we accounted for all unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings of these real estate investments was included in consolidated net income.

Segments

We internally evaluate all of our properties as one industry segment and, accordingly, do not report segment information.

4.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing our plan of liquidation. We currently estimate that we will have operating cash outflows from our estimated costs in excess of the estimated receipts of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the liquidation period. The change in the liability for estimated costs in excess of estimated receipts during liquidation as of June 30, 2006 is as follows:

	December 31,	Cash Payments	Change in	June 30,
	2005	and (Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$24,390,000	$(12,396,000)	$1,840,000	$13,834,000
Liabilities:
Liquidation costs	(4,418,000)	1,570,000	(5,386,000)	(8,234,000)
Distributions to stockholders	(8,226,000)	8,235,000	(9,000)	—
Capital expenditures	(13,265,000)	5,569,000	(116,000)	(7,812,000)

	(25,909,000)	15,374,000	(5,511,000)	(16,046,000)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(1,519,000)	$2,978,000	$(3,671,000)	$(2,212,000)

Accrued distributions to stockholders included in the liability for estimated costs in excess of estimated receipts during liquidation at December 31, 2005 included the estimated regular monthly distributions at an annualized rate of 7.50% expected to be paid pursuant to our plan of liquidation. The cash payments in distributions to stockholders include distributions paid of $8,235,000 for the first quarter of 2006. Subsequent to March 31, 2006, all distributions have been in the form of liquidating distributions and recorded when approved.

5.	Net Assets in Liquidation

Net assets in liquidation increased $19,334,000 during the three months ended June 30, 2006. The primary reason for the increase in our net assets was an increase in the value of real estate assets of $26,390,000 as well as decreases in accounts payable and accrued liabilities of $2,203,000. These increases were offset by decreases in our investment in marketable securities of $4,638,000, an increase in other debt as a result of borrowings of $3,500,000 on our $5,000,000 promissory note with LaSalle National Bank Association, or LaSalle, and increases in our liability for estimated costs in excess of estimated receipts due to

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the changes in estimated sales dates of the assets in the portfolio and changes in estimated liquidation costs during liquidation of $314,000. The overall increase in the value of real estate assets during the three months ended June 30, 2006 includes: (i) an increase as a result of the sale of our 600 B Street property on July 18, 2006; (ii) increases in the anticipated sales prices of our Department of Children and Family Campus and Hawthorne Plaza properties pursuant to executed purchase and sale agreements; and (iii) increases in the expected liquidation values of certain other properties; as offset by: (i) a decrease as a result of an amendment to the AmberOaks purchase and sale agreement which reduced the sales price; (ii) a decrease related to the anticipated sales price of our Brunswig Square property pursuant to an executed purchase and sale agreement; and (iii) decreases in the expected liquidation values of certain other properties.

Net assets in liquidation increased $20,059,000 during the six months ended June 30, 2006. The primary reason for the increase in our net assets was an increase in the value of real estate assets of $32,048,000 offset by decreases in our cash, restricted cash and investment in marketable securities balances of $11,205,000 and increases in our liability for estimated costs in excess of estimated receipts due to the changes in estimated sales dates of the assets in the portfolio and changes in estimated liquidation costs during liquidation of $693,000. The overall increase in the value of real estate assets during the six months ended June 30, 2006 includes: (i) an increase as a result of the sale of our 600 B Street property on July 18, 2006; (ii) increases in the anticipated sales price of our AmberOaks, Department of Children and Family Campus and Hawthorne Plaza properties pursuant to executed purchase and sale agreements; and (iii) increases in the expected liquidation values of certain other properties; as offset by: (i) a decrease related to the anticipated sales price of our Brunswig Square property pursuant to an executed purchase and sale agreement; and (ii) decreases in the expected liquidation values of certain other properties.

The net assets in liquidation as of June 30, 2006 of $473,518,000, plus the liquidating distributions through June 30, 2006 of approximately $8,236,000 would result in liquidation distributions per share of approximately $10.97. These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

6.	Real Estate Investments

Our real estate investments are comprised of consolidated properties and investments in unconsolidated real estate. As of June 30, 2006 and December 31, 2005, all of our consolidated properties are considered held for sale.

Investments in Unconsolidated Real Estate

Prior to the adoption of our plan of liquidation, investments in unconsolidated real estate consisted of our investments in undivided tenant in common, or TIC, interests. Under the liquidation basis of accounting all of our investments in unconsolidated real estate are recorded at estimated fair value less costs to sell.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized condensed combined financial information in our unconsolidated real estate is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005

Revenues	$5,026,000	$10,116,000
Rental and other expenses	3,285,000	7,960,000

Net income	$1,741,000	$2,156,000

Our equity in earnings	$533,000	$686,000

Properties Under Contract

On May 8, 2006, we entered into an agreement to sell our AmberOaks property, located in Austin, Texas, to an unaffiliated third party for a sales price of $47,237,000. On June 7, 2006, we entered into an amendment of the agreement to reduce the sales price to $46,837,000. We anticipate that a property disposition fee will be paid to Realty of $703,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $375,000, or 0.8% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the third quarter of 2006.

On May 11, 2006, we entered into an agreement to sell our 600 B Street property, located in San Diego, California, to an unaffiliated third party for a sales price of $96,000,000. On June 9, 2006, we entered into an amendment of the agreement to reduce the sales price to $95,500,000. On July 7, 2006, we entered into a second amendment to extend the closing date to July 18, 2006. On July 18, 2006, we sold the 600 B Street property. See Note 19.

On June 26, 2006, we entered into an agreement to sell our Hawthorne Plaza property, located in San Francisco, California, to an unaffiliated third party for a sales price of $127,000,000. On August 2, 2006, we entered into an amendment of the agreement to extend the inspection period and due diligence expiration date to August 3, 2006. On August 3, 2006, we entered into a second amendment of the agreement to extend the inspection period and due diligence expiration date to August 4, 2006. On August 4, 2006, we entered into a third amendment to extend the inspection period and due diligence expiration date to August 7, 2006. On August 7, 2006, we entered into a fourth amendment to extend the inspection period and due diligence expiration date to August 8, 2006. On August 8, 2006, we entered into a fifth amendment to reduce the sales price to $125,000,000 and extend the closing date to September 14, 2006. We anticipate that a property disposition fee will be paid to Realty of $1,875,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $750,000, or 0.6% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the third quarter of 2006.

7.	Restricted Cash

Restricted cash is comprised of credit enhancements and impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements. As of June 30, 2006 and December 31, 2005, we had restricted cash of $11,369,000 and $14,288,000, respectively.

8.	Investment in Marketable Equity Securities

As of June 30, 2006 and December 31, 2005, the fair value of marketable securities, less estimated costs to sell, was $1,292,000 and $7,617,000, respectively.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of equity securities was estimated using quoted market prices. Sales of equity securities resulted in realized gains of $188,000 and $289,000 for the three and six months ended June 30, 2005 and realized losses of $0 and $17,000 for the three and six months ended June 30, 2005. During the six months ended June 30, 2006, our net assets in liquidation have decreased by $82,000 as a result of changes in the fair value of equity securities.

9.	Mortgage Loans Payable

We have fixed and variable rate mortgage loans secured by properties held for sale in the principal amount of $361,946,000 ($349,770,000 liquidation basis) and $362,580,000 ($350,402,000 liquidation basis) as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, the effective interest rates on mortgage loans ranged from 5.08% to 8.01% per annum and 5.08% to 7.19% per annum, respectively, and the weighted-average effective interest rate was 5.70% and 5.49% per annum, respectively. The loans mature at various dates through October 2015.

As of June 30, 2006 and December 31, 2005, we have adjusted the carrying values of the outstanding mortgage loans payable to the estimated settlement amount in the consolidated statements of net assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the property.

Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of June 30, 2006, we were in compliance with all such covenants.

Our Madrona and North Belt properties have loan documents with cross-default and cross-collateralization provisions. In accordance with the loan documents, defeasance is prohibited during a lockout period that expires on April 30, 2007. During the lockout period, the loans can be assumed by the same buyer, but cannot be assumed by two separate buyers. In accordance with the loan documents, simultaneous defeasance by two separate buyers can occur during the open period beginning May 1, 2007. Such provisions in the loan documents may interfere with our ability to sell the Madrona and North Belt properties during the lockout period.

Derivatives are recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value in accordance with Statement of Financial Accounting Standard, or SFAS, No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change. We recorded $412,000 and $219,000 as an increase to interest expense for the three and six months ended June 30, 2005, respectively, for interest rate swaps and collars. We did not have any derivative financial instruments as of June 30, 2006.

10.	Credit Facility and Other Debt

Credit Facility

In January 2003, we obtained a credit facility from LaSalle, or the Credit Facility, which matured on January 30, 2006. As of December 31, 2005, the terms of the Credit Facility, as amended, provided for maximum potential borrowings of $175,000,000 to the extent we had secured properties with comparable equity. Advances under this Credit Facility bore interest, at our election, at either the prime rate or the one-month LIBOR rate plus a margin of 2.25%. Advances were subject to a floor interest rate of 3.50%. We were required to make interest-only payments on a monthly basis. In connection with the terms of the Credit Facility, we granted LaSalle a right of first refusal to finance the purchase of other properties.

On January 25, 2006, G REIT, Inc., as the general partner for G REIT, L.P., entered into a Second Amended and Restated Credit Agreement, or Amended Credit Agreement, for the Credit Facility in the

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of $58,369,000, with lenders: (i) LaSalle Bank National Association; (ii) Bank of America, National Association; and (iii) Citizens Financial Bank; with LaSalle acting as agent for the lenders. The Credit Facility matures on January 30, 2007. Advances under this Credit Facility are collateralized by our mortgaged properties and proceeds thereof. Advances bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.25%, when we meet certain conditions, which include no default on advances, and full compliance with other covenants. The advances are subject to a floor rate of 3.50% and require interest-only payments on a monthly basis.

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

As of June 30, 2006, borrowings under the Credit Facility totaled $58,369,000 and bore interest at the rate of 7.36% per annum compared to borrowings of $58,369,000 at an interest rate of 6.34% per annum as of December 31, 2005.

Properties financed by borrowings under the Credit Facility are required by the terms of the Credit Facility to meet certain minimum loan to value, debt service coverage, minimum occupancy rates and other requirements on a combined basis. As of June 30, 2006, we were in compliance with all covenants under the Credit Facility.

Other Debt

We have a Margin Securities Account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin is secured by the securities we purchase and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities purchased, we will be subject to a margin call and required to fund the account to return the margin balance to 50.0% of the fair market value of the securities purchased. The Margin Securities Account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the six months ended June 30, 2006, we borrowed $11,954,000 and repaid $14,549,000 on margin. As of June 30, 2006, we did not have any margin liabilities outstanding. As of December 31, 2005, we had $2,595,000 in margin liabilities outstanding at an interest rate of 7.75% per annum.

On June 5, 2006, we obtained a $5,000,000 promissory note with LaSalle which matures on September 4, 2006. The terms of the promissory note provide for maximum potential borrowings of $5,000,000. Advances under this promissory note bear interest, at our election, at either the prime rate plus 0.50% or the one-month LIBOR rate plus a margin of 2.50%. We are required to make interest-only payments on a monthly basis. A mandatory prepayment of the outstanding principal balance of the loan plus all accrued interest is due upon the sale of either our AmberOaks, 600 B Street or One World Trade Center properties. As of June 30, 2006, borrowings under the promissory note totaled $3,500,000 and bore interest at the rate of 7.63% per annum. On July 19, 2006, in accordance with the terms of the promissory note and upon the sale of our 600 B Street property on July 18, 2006, we repaid the $3,500,000 outstanding principal balance of the promissory note plus accrued interest.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Minority Interests

Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of June 30, 2006, amounted to a 22.4%, 21.5% and 2.3% interest in One Financial Plaza, Western Place I & II and Bay View Plaza, respectively. In accordance with the adoption of our plan of liquidation, we applied the minority interest liability of $5,661,000 and $5,973,000 as of June 30, 2006 and December 31, 2005, respectively, against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets.

We have the right to purchase all or any portion of the outstanding undivided TIC interest in Bay View Plaza at fair market value as of July 31, 2006. We have the right to purchase all or any portion of the outstanding unrelated TIC interests in Western Place I & II and One Financial Plaza at fair market value as of July 23, 2005 and August 6, 2005, respectively.

12.	Stockholders’ Equity

Common Stock

As of June 30, 2006 and December 31, 2005, 43,920,000 and 43,869,000 shares of our common stock were outstanding, respectively. For the six months ended June 30, 2006 and 2005, we declared distributions of $16,471,000 and $16,440,000, respectively. We did not have any distributions payable as of June 30, 2006 and December 31, 2005, respectively.

Dividend Reinvestment Program

In July 2002, we adopted a dividend reinvestment plan, or DRIP, that allowed our stockholders to purchase additional shares of common stock through reinvestment of dividends, subject to certain conditions. As of June 30, 2006 and December 31, 2005, we had issued 587,000 shares of our common stock under the terms of the DRIP. The DRIP was terminated on April 30, 2004.

Share Repurchase Plan

Effective July 22, 2002, we adopted a share repurchase plan, or Repurchase Plan, which provided eligible stockholders with limited liquidity by enabling them to request the repurchase of their common stock by us subject to various limitations. Repurchases were made at the sole discretion of our board of directors. As of June 30, 2006 and December 31, 2005, we had repurchased 46,000 shares of our common stock under the terms of the Repurchase Plan. The Repurchase Plan was terminated on April 30, 2004.

Stock Option Plans

Independent Director Stock Option Plan

On July 22, 2002, we adopted the independent director stock option plan, or Director Plan, which was approved by our stockholders at our annual meeting on June 28, 2003. We had authorized and reserved a total of 100,000 shares of common stock for issuance under the Director Plan. The Director Plan provided for the grant of options to purchase 5,000 shares of common stock to each independent or outside director as of the date such individual became a director, and subsequent grants of options to purchase 5,000 shares of common stock on the date of each annual meeting of stockholders to each independent and outside director still in office. No options were granted during the six months ended June 30, 2006 and 2005. As of June 30, 2006 and December 31, 2005, there were 0 and 80,000 options outstanding, respectively, for the purchase of 0 and 80,000 shares of our common stock, respectively. During the six months ended June 30, 2006, no options were exercised under this plan. Upon approval of our plan of liquidation by stockholders at the Special Meeting of

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders held on February 27, 2006, all outstanding options were forfeited for no consideration and the Director Plan was terminated.

Officer and Employee Stock Option Plan

On July 22, 2002, we adopted the officer and employee stock option plan, or Officer Plan. We authorized and reserved a total of 400,000 shares of common stock for issuance under the Officer Plan. No options were granted during the six months ended June 30, 2006 and 2005. As of June 30, 2006 and December 31, 2005, our officers had options outstanding for the purchase of 0 and 340,000 shares of our common stock, respectively. During the six months ended June 30, 2006, no options were exercised under this plan. Upon approval of our plan of liquidation by stockholders at the Special Meeting of Stockholders held on February 27, 2006, all outstanding options were forfeited for no consideration and the Officer Plan was terminated.

			Weighted
	Number of	Range of	Average
Options Outstanding at	Shares	Exercise Prices	Exercise Price

December 31, 2005 (105,000 options exercisable)	420,000	$9.00-$9.05	$9.00
Granted	—	—	—
Cancelled	(420,000)	(9.00- 9.05)	(9.00)

June 30, 2006	—	$—	$—

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

As of June 30, 2006 and December 31, 2005 there were 55,000 restricted shares of common stock granted. Restricted shares vested at 20.0% per year on each of the first through fifth anniversaries of the grant date, or sooner upon a change of control of our company. Compensation expense related to the restricted stock awards under the 2004 Plan is recorded over the related vesting periods based on the fair value of the underlying awards. Included in the general and administrative expenses in the accompanying consolidated statement of operations is compensation expense of $59,000 and $111,000 for the three and six months ended June 30, 2005, related to such awards. During the six months ended June 30, 2005, 4,000 restricted shares vested. The 2004 Plan was terminated upon approval of our plan of liquidation by stockholders at the Special Meeting of Stockholders held on February 27, 2006 and all outstanding restricted shares became fully vested.

	Number	Fair Value
Nonvested Restricted Shares at	of Shares	of Shares

Nonvested as of December 31, 2005	51,000	$10.00
Vested	(51,000)	(10.00)

Nonvested as of June 30, 2006	—	$—

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the liquidation basis of accounting, the accelerated vesting of the restricted shares did not change the net assets available for liquidation. In addition, the forfeitures of all the outstanding vested and unvested stock options did not change net assets available for liquidation. SFAS No. 123(R), “Share-Based Payment”, did not have any impact on the net assets in liquidation during the six months ended June 30, 2006.

13.	Related Party Transactions

Advisory Agreement

Advisory Fees

The Advisory Agreement between our Advisor and us expired on July 22, 2005. Based on the adoption of our plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director, who own an aggregate 39.9% equity interest in our Advisor. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined, or 25.0% of net income for the previous four quarters, as defined. As of June 30, 2006 and 2005, such reimbursement had not exceeded these limitations. For the three months ended June 30, 2006 and 2005, we incurred fees to our Advisor of $672,000 and $692,000, respectively. For the six months ended June 30, 2006 and 2005, we incurred fees to our Advisor of $1,659,000 and $1,614,000, respectively.

Real Estate Commissions

Prior to the adoption of our plan of liquidation, we paid Realty a real estate commission of up to 3.0% of the purchase price of a property, of which 75.0% was passed through to our Advisor pursuant to an agreement between Realty and our Advisor, or the Realty-Triple Net Agreement. We did not pay any real estate commissions to Realty during the three and six months ended June 30, 2006 and 2005.

Real Estate Disposition Fee

Prior to the adoption of our plan of liquidation, we paid Realty a real estate disposition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker, of which 75.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. We anticipate paying a real estate disposition fee of up to 1.5% of the sales price of the properties to be sold after adoption of our plan of liquidation, of which 75.0% will be passed through to our Advisor pursuant to the Realty-Triple Net Agreement. We did not pay any disposition fees to Realty during the three and six months ended June 30, 2006 and 2005.

Lease Commissions

We pay Realty a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. For the three months ended June 30, 2006 and 2005, we paid Realty leasing commissions of $1,241,000 and $428,000, respectively, of which 100.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. For the six months ended June 30, 2006 and 2005, we paid Realty leasing commissions of $1,839,000 and $1,182,000, respectively, of which 100.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property Management Fees

We pay Realty a property management fee of 5.0% of the gross revenues from our properties. For the three months ended June 30, 2006 and 2005, we incurred and paid management fees to Realty of $1,356,000 and $1,339,000, respectively, of which 100.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. For the six months ended June 30, 2006 and 2005, we incurred and paid management fees to Realty of $2,713,000 and $2,890,000, respectively, of which 100.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Incentive Distributions

Our Advisor owns non-voting incentive performance units in our Operating Partnership and is entitled to incentive distributions of operating cash flow, as defined, after our stockholders have received an 8.0% annual return on their invested capital. No incentive distributions were made to our Advisor for the three and six months ended June 30, 2006 and 2005. In accordance with our plan of liquidation, the estimated incentive fee distribution to our Advisor is between $0 and $9,070,000. Based on the valuation of our portfolio as of June 30, 2006 and December 31, 2005, we have reserved for an estimated incentive fee distribution to our Advisor of $5,603,000 and $1,831,000, respectively.

Retention Bonuses and Milestone Payments

In accordance with our plan of liquidation, Andrea R. Biller, our executive vice president and secretary, and Scott D. Peters, our chief executive officer and president, may each receive retention bonuses from us and a performance-based bonus from the Advisor in consideration for their continued service to us throughout the period of the liquidation process. As of June 30, 2006, Ms. Biller and Mr. Peters have received retention bonuses of $50,000 and $100,000, respectively, from us.

D. Fleet Wallace, W. Brand Inlow, Edward A. Johnson, Gary T. Wescombe and Gary H. Hunt, members of our board of directors and the special committee, are entitled to receive milestone payments, if specified goals are met. Assuming that these directors receive the maximum amount of milestone payments, they will each receive $100,000 in payments. As of June 30, 2006, each of Messrs. Wallace, Inlow, Johnson, Wescombe and Hunt received milestone payments of $0.

Related Party Accounts Receivable/Payable

Related party accounts receivable consists primarily of amounts due to us from our Advisor and affiliates. Related party accounts payable consists primarily of amounts due from us to our Advisor and affiliates.

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

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior Performance Tables

In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and private investment programs sponsored by our Advisor. Our Advisor determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect was an overstatement of our Advisor’s program and aggregate portfolio operating results.

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

Unconsolidated Debt

Total mortgage debt of unconsolidated properties was $97,500,000 as of June 30, 2006 and December 31, 2005. Our share of unconsolidated debt, based on our ownership percentage, was $29,250,000 as of June 30, 2006 and December 31, 2005.

Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position and results of operations.

15.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of June 30, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of June 30, 2006, we had interests in eight properties located in California which accounted for 45.8% of our total revenue and seven properties located in Texas which accounted for 24.7% of our total revenue based on contractual base rent from leases in effect as of June 30, 2006. As of June 30, 2005, we had interests in nine properties located in the state of California which accounted for 51.7% of our total revenue and seven properties located in the state of Texas which accounted for 21.1%. Accordingly, there is a geographic concentration of risk subject to each state’s economy. As of June 30, 2006 and 2005, none of our tenants accounted for 10.0% or more of our aggregate annual rental income.

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

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Reported net loss	$(2,646,000)	$(2,564,000)
Add: Stock based employee compensation expense included in reported net loss	51,000	103,000
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(59,000)	(118,000)

Pro forma net loss	$(2,654,000)	$(2,579,000)

Reported net loss per share — basic and diluted	$(0.06)	$(0.06)

Pro forma net loss per share — basic and diluted	$(0.06)	$(0.06)

The pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model, assuming a 7.50% dividend yield, a 3.50% to 4.40% risk-free interest rate based

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the 10-year U.S. Treasury Bond at the date of issuance, an expected life of 10 years and a volatility rate of 10.0%.

There were no options granted during the three and six months ended June 30, 2005. Accordingly, the fair value of the options granted during the three and six months ended June 30, 2005 was $0. Upon approval of our plan of liquidation, all outstanding options were forfeited on February 27, 2006.

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

The following table summarizes the income and expense components that comprise discontinued operations for the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Revenues
Rental income	$29,812,000	$60,349,000
Interest income	42,000	74,000

	29,854,000	60,423,000
Expenses
Rental expenses	14,543,000	27,908,000
Depreciation and amortization	9,441,000	19,805,000
Interest expense (including amortization of deferred financing costs)	7,728,000	13,958,000
Minority interest	(65,000)	(108,000)

Loss from discontinued operations — properties held for sale	$(1,793,000)	$(1,140,000)

18.	Per Share Data

Prior to the adoption of our plan of liquidation, we reported earnings per share pursuant to SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing the net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted-average number of shares and all potentially dilutive securities, if any. Our potentially dilutive securities were options and non-vested restricted shares of stock. As of June 30, 2006 and 2005, there were 0 and 420,000 options, respectively, which were accounted for under the treasury stock method. There were 0 and 20,000 non-vested restricted shares of stock as of June 30, 2006 and 2005, respectively. Upon approval of our plan of liquidation by our stockholders on February 27, 2006, all outstanding options were forfeited and all unvested shares of restricted stock became vested. The options and restricted stock outstanding as of June 30, 2005, did not have a dilutive effect on

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings (loss) per share and, therefore, basic and diluted earnings (loss) per share were equivalent. Net income (loss) per share is calculated as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Loss from continuing operations	$(853,000)	$(1,424,000)
Loss from discontinued operations	(1,793,000)	(1,140,000)

Net loss	$(2,646,000)	$(2,564,000)

Net loss per share — basic and diluted:
Continuing operations	$(0.02)	$(0.03)

Discontinued operations	$(0.04)	$(0.03)

Total net loss per share — basic and diluted	$(0.06)	$(0.06)

Weighted average number of shares outstanding — basic and diluted	43,865,000	43,865,000

19.	Subsequent Events

On July 18, 2006, we sold our 600 B Street property in San Diego, CA, to Legacy Partners Realty Fund II, LLC, an unaffiliated third party, for a sales price of $95,500,000. Our cash proceeds were $91,730,000 after closing costs and other transaction expenses. A property disposition fee was paid to Realty of $1,433,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $573,000, or 0.6% of the sales price. Our net assets in liquidation were increased by approximately $755,000 as of June 30, 2006.

On June 26, 2006, we entered into an agreement to sell our Hawthorne Plaza property, located in San Francisco, California, to an unaffiliated third party for a sales price of $127,000,000. On August 2, 2006, we entered into an amendment of the agreement to extend the inspection period and due diligence expiration date to August 3, 2006. On August 3, 2006, we entered into a second amendment of the agreement to extend the inspection period and due diligence expiration date to August 4, 2006. On August 4, 2006, we entered into a third amendment to extend the inspection period and due diligence expiration date to August 7, 2006. On August 7, 2006, we entered into a fourth amendment to extend the inspection period and due diligence expiration date to August 8, 2006. On August 8, 2006, we entered into a fifth amendment to reduce the sales price to $125,000,000 and extend the closing date to September 14, 2006. We anticipate that a property disposition fee will be paid to Realty of $1,875,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $750,000, or 0.6% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the third quarter of 2006.

On July 26, 2006, we entered into an agreement to sell our Brunswig Square property, located in Los Angeles, California, to an unaffiliated third party for a sales price of $26,900,000. We anticipate that a property disposition fee will be paid to Realty of $404,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $336,000, or 1.25% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the third quarter of 2006.

On August 8, 2006, we entered into an agreement to sell our Department of Children and Family Campus property, located in Plantation, Florida, to TIC investors managed by our Advisor for a sales price of $13,000,000. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of June 30, 2006 and December 31, 2005 (liquidation basis), together with the changes in net assets for the three and six months ended June 30, 2006 (liquidation basis), the results of operations and cash flows for the six months ended June 30, 2005 (going concern basis).

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

Overview and Background

We were incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. On September 27, 2004, we were reincorporated in the State of Maryland in accordance with the approval of our stockholders at the 2004 Annual Meeting of Stockholders. We have been operating and intend to continue operating as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90.0% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. As of June 30, 2006, we believe we were in compliance with all relevant REIT requirements.

We were incorporated to acquire, manage and invest in office, industrial and service real estate properties with a government-tenant orientation. As of June 30, 2006, we owned interests in 25 properties, including interests in 24 consolidated office properties and one unconsolidated office property. As of June 30, 2006, 86.6% of gross leaseable area, or GLA, of the consolidated properties was leased and tenants with a government orientation occupied 40.8% of the total GLA.

We are externally advised by Triple Net Properties, LLC, or our Advisor, which is 36.5% owned by Anthony W. Thompson, the chairman of our board of directors and the chairman and chief executive officer of our Advisor. Our Advisor is primarily responsible for managing our day-to-day operations and assets. The advisory agreement between us and our Advisor, or the Advisory Agreement, has a one-year term which expired on July 22, 2005. Based on the approval of our plan of liquidation, our Advisor has agreed to continue to provide such services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Our Advisor is affiliated with us in that we and our Advisor have common officers and directors. Our officers and directors own in the aggregate a 39.9% equity interest in our Advisor. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, which is 84.0% owned by Anthony W. Thompson and 16.0% owned by Louis J. Rogers, president of our Advisor, to provide various services to our properties.

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

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

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

In accordance with our plan of liquidation, we continue to actively manage our property portfolio to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. However, due to the adoption of our plan of liquidation, we will not acquire any new properties, and are focused on liquidating our properties. On March 30, 2006, we engaged UBS Securities, LLC to act as our financial advisor in order to assist us with a potential portfolio sale in connection with our plan of liquidation.

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

Scheduled Lease Expirations

As of June 30, 2006, our consolidated properties were 86.6% leased. 4.1% of the GLA expires during the remainder of 2006. Our leasing strategy for 2006 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals with the existing tenant. Of the leases expiring in 2006, we anticipate, but cannot assure, that approximately 63.9%, of the tenants will renew for another term.

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

Changes in Net Assets in Liquidation

Three and Six Months Ended June 30, 2006

Net assets in liquidation increased $19,334,000 during the three months ended June 30, 2006. The primary reason for the increase in our net assets was an increase in the value of real estate assets of $26,390,000 as well as decreases in accounts payable and accrued liabilities of $2,203,000. These increases were offset by decreases in our investment in marketable securities of $4,638,000, an increase in other debt as a result of borrowings of $3,500,000 on our $5,000,000 promissory note with LaSalle, and increases in our liability for estimated costs in excess of estimated receipts due to the changes in estimated sales dates of the assets in the portfolio and changes in estimated liquidation costs during liquidation of $314,000. The overall increase in the value of real estate assets during the three months ended June 30, 2006 includes: (i) an increase as a result of the sale of our 600 B Street property on July 18, 2006; (ii) increases in the anticipated sales prices of our Department of Children and Family Campus and Hawthorne Plaza properties pursuant to executed purchase and sale agreements; and (iii) increases in the expected liquidation values of certain other properties; as offset by: (i) a decrease as a result of an amendment to the AmberOaks purchase and sale agreement which reduced the sales price; (ii) a decrease related to the anticipated sales price of our Brunswig Square property pursuant to an executed purchase and sale agreement; and (iii) decreases in the expected liquidation values of certain other properties.

Net assets in liquidation increased $20,059,000 during the six months ended June 30, 2006. The primary reason for the increase in our net assets was an increase in the value of real estate assets of $32,048,000 offset by decreases in our cash, restricted cash and investment in marketable securities balances of $11,205,000 and increases in our liability for estimated costs in excess of estimated receipts due to the changes in estimated sales dates of the assets in the portfolio and changes in estimated liquidation costs during liquidation of $693,000. The overall increase in the value of real estate assets during the six months ended June 30, 2006 includes: (i) an increase as a result of the sale of our 600 B Street property on July 18, 2006; (ii) increases in the anticipated sales price of our AmberOaks, Department of Children and Family Campus and Hawthorne Plaza properties pursuant to executed purchase and sale agreements; and (iii) increases in the expected liquidation values of certain other properties; as offset by: (i) a decrease related to the anticipated sales price of our Brunswig Square property pursuant to an executed purchase and sale agreement; and (ii) decreases in the expected liquidation values of certain other properties.

Liquidity and Capital Resources

As of June 30, 2006, our total assets and net assets in liquidation were $907,791,000 and $473,518,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with the plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

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

Debt Financing

Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of June 30, 2006, we were in compliance with all such covenants.

Our Madrona and North Belt properties have loan documents with cross-default and cross-collateralization provisions. In accordance with the loan documents, defeasance is prohibited during a lockout period that expires on April 30, 2007. During the lockout period, the loans can be assumed by the same buyer, but cannot be assumed by two separate buyers. In accordance with the loan documents, simultaneous defeasance by two separate buyers can occur during the open period beginning May 1, 2007. Such provisions in the loan documents may interfere with our ability to sell the Madrona and North Belt properties during the lockout period.

The composition of our aggregate debt balances as of June 30, 2006 and December 31, 2005 (liquidation basis) were as follows:

			Weighted-Average
	Total Debt		Interest Rate
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
	(Liquidation Basis)	(Liquidation Basis)

Mortgage, credit facility and other debt
Mortgage	$349,770,000	$350,402,000	5.70%	5.49%
Credit facility and other debt	$61,869,000	$60,964,000	7.37%	6.40%
Fixed rate and variable rate
Fixed rate	$268,485,000	$269,062,000	5.28%	5.28%
Variable rate	$143,154,000	$142,304,000	7.21%	6.27%

The percentage of fixed rate debt to total debt as of June 30, 2006 and December 31, 2005 does not take into consideration the portion of variable rate debt capped by our interest-rate cap agreements at December 31, 2005. There were no derivative financial instruments held by us as of June 30, 2006. Including the effects of the interest-rate cap agreements, we had fixed or capped 65.2% and 79.6% of our total outstanding debt as of June 30, 2006 and December 31, 2005, respectively.

As of June 30, 2006, 34.8% of our total debt required interest payments based on variable rates. Although the interest payments on 65.2% of our debt are fixed as of June 30, 2006, the remaining 34.8% of our debt is exposed to fluctuations on the one-month LIBOR rate.

We have restricted cash balances of $11,369,000 as of June 30, 2006 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

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

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We made and declared distributions to our stockholders in the aggregate amount of $16,471,000 during the six months ended June 30, 2006. The source for payment of these distributions was funds from operating activities and proceeds from the sales of marketable securities. In accordance with our plan of liquidation, we intend to continue to pay regular monthly distributions to our stockholders at an annualized rate of 7.50% until we have made liquidating distributions pursuant to our plan of liquidation totaling $150,000,000. At the March 27, 2006 board of director’s meeting, our board of directors agreed to consider continuing regular monthly distributions throughout the liquidation process following the $150,000,000 threshold in an amount to be determined at that time. We expect to satisfy the REIT distribution requirements through any liquidating distributions made pursuant to our plan of liquidation.

As of June 30, 2006 we estimate that we will have $16,046,000 of commitments and expenditures during the liquidation period comprised of the following: $8,234,000 of liquidation costs and $7,812,000 of capital expenditures. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.

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

In accordance with our plan of liquidation, we anticipate our source for the payment of distributions to be primarily from the net proceeds from the sale of our properties and funds from operating activities. We will require an estimated $7,812,000 for the remainder of the year ended December 31, 2006 for capital expenditures, including, without limitation, tenant and/or capital improvements and lease commissions. We intend to use proceeds from the sale of properties to provide funds to the extent the reserves on deposit with the lender of $11,369,000 as of June 30, 2006, are not sufficient or cannot be used for these expenditures.

Distributions payable to our stockholders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a stockholder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Financing

Mortgages payable, the credit facility from LaSalle, or the Credit Facility, and other debt as a percentage of total capitalization increased to 56.6% as of June 30, 2006 from 56.4% as of December 31, 2005. This increase was due to the increase in total debt as a result of the borrowing of $3,500,000 on our promissory note with LaSalle, offset by a decrease in margin borrowings on our Margin Securities Account at Merrill Lynch. As of June 30, 2006 and December 31, 2005, our mortgage loans payable balances, including mortgage loans payable secured by property held for sale, were $349,770,000 (liquidation basis) and $350,402,000 (liquidation basis), respectively. Our Credit Facility balance was $58,369,000 as of June 30, 2006 and December 31, 2005. Our Margin Security Account balances as of June 30, 2006 and December 31, 2005 were $0 and $2,595,000, respectively.

As of December 31, 2005, advances under our Credit Facility bore interest, at our election, at the either prime rate or the one-month LIBOR rate plus a margin of 2.25%. Advances were subject to a floor interest rate of 3.50%. We were required to make interest-only payments on a monthly basis. In connection with the terms of our Credit Facility, we granted LaSalle a right of first refusal to finance any other purchases of properties we may make. As of December 31, 2005, the terms of the Credit Facility provided for maximum potential borrowings of $175,000,000 to the extent we have secured properties with comparable equity. As of June 30, 2006 and December 31, 2005, our borrowings under the Credit Facility totaled $58,369,000 and bore interest at the rate of 7.36% and 6.34% per annum, respectively.

Our Credit Facility with LaSalle matured on January 30, 2006. On January 25, 2006, G REIT, Inc., as the general partner for G REIT, L.P., entered into a Second Amended and Restated Credit Agreement, or Amended Credit Agreement, for our Credit Facility in the amount of $58,369,000, with lenders: (i) LaSalle; (ii) Bank of America, National Association; and (iii) Citizens Financial Bank; with LaSalle acting as agent for the lenders. The Credit Facility matures on January 30, 2007. Advances under this Credit Facility are collateralized by our mortgaged properties and proceeds thereof. Advances bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.25%, when we meet certain conditions, which include no default on advances, and full compliance with the other covenants. The advances are subject to a floor rate of 3.50% and require interest-only payments on a monthly basis.

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

On June 5, 2006, we obtained a $5,000,000 promissory note with LaSalle which matures on September 4, 2006. The terms of the promissory note provide for maximum potential borrowings of $5,000,000. Advances under this promissory note bear interest, at our election, at either the prime rate plus 0.50% or the one-month LIBOR rate plus a margin of 2.50%. We are required to make interest-only payments on a monthly basis. A mandatory prepayment of the outstanding principal balance of the loan plus all accrued interest is due upon the sale of either our AmberOaks V, 600 B Street or One World Trade Center properties. As of June 30, 2006, borrowings under the promissory note totaled $3,500,000 and bore interest at the rate of 7.63% per annum. On July 19, 2006, in accordance with the terms of the promissory note and upon the sale of our 600 B Street property on July 18, 2006, we repaid the $3,500,000 outstanding principal balance of the promissory note plus accrued interest.

As of June 30, 2006, we had $5,212,000 in cash and cash equivalents. In addition, we have restricted cash balances of $11,369,000 as of June 30, 2006 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

Unconsolidated Debt

Total mortgage debt of unconsolidated properties was $97,500,000 as of June 30, 2006 and December 31, 2005. Our share of unconsolidated debt, based on our ownership percentage, was $29,250,000 as of June 30, 2006 and December 31, 2005.

Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. Compliance with such covenants is discussed in our Debt Financing disclosure included herein.

Debt Service Requirements

One of our principal liquidity needs is payment of interest and principal on outstanding indebtedness, which includes mortgages, our Credit Facility and other debt. As of June 30, 2006, 17 of our properties were subject to existing mortgages, including mortgage loans payable secured by property held for sale, which had an aggregate principal amount outstanding of $361,946,000 ($349,770,000 liquidation basis). The outstanding balance on our Credit Facility and other debt was $61,869,000. Our total debt consisted of $268,485,000 on a liquidation basis, or 65.2%, of allocable fixed rate debt at a weighted-average interest rate of 5.28% per annum and $143,154,000 on a liquidation basis, or 34.8%, of variable rate debt at a weighted-average interest rate of 7.21% per annum. The variable rate debt includes $58,369,000 on our Credit Facility and $3,500,000 in borrowings on our promissory note with LaSalle. $58,369,000, or 41.0%, of our variable rate debt, is subject to an interest rate cap agreement that as of December 31, 2005 would convert this variable debt into fixed rate debt at an interest rate of 8.00% per annum if LIBOR rates were to increase above the 5.75% cap rate. The interest rate cap agreement expired on January 31, 2006. As of June 30, 2006, the weighted-average interest rate on our outstanding debt was 5.95% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and our Credit Facility and to our scheduled interest payments of our fixed and variable rate debt as of June 30, 2006. It also provides information about the minimum commitments due in connection with our ground lease obligations as of June 30, 2006. The table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2006)	(2007-2008)	(2009-2010)	(After 2010)	Total

Principal payments — variable rate debt	$118,621,000	$18,987,000	$5,546,000	$—	$143,154,000
Principal payments — fixed rate debt	581,000	13,152,000	28,890,000	225,862,000	268,485,000
Interest payments — variable rate debt (based on rate in effect as of June 30, 2006)	1,589,000	1,409,000	26,000	—	3,024,000
Interest payments — fixed rate debt	7,370,000	28,595,000	24,310,000	44,805,000	105,080,000
Ground lease obligations	185,000	742,000	742,000	665,000	2,334,000
Tenant improvement and lease commission obligations	9,250,000	—	—	—	9,250,000

Total	$137,596,000	$62,885,000	$59,514,000	$271,332,000	$531,327,000

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

The following is the calculation of FFO for the six months ended June 30, 2005:

Six Months Ended
June 30, 2005

Net loss	$(2,564,000)
Add:
Depreciation and amortization — discontinued operations	19,581,000
Depreciation and amortization — unconsolidated properties	167,000

Funds from operations	$17,184,000

Weighted average common shares outstanding — basic and diluted	43,865,000

Gain on the sale of investments included in net loss and FFO	$272,000

Subsequent Events

On July 18, 2006, we sold our 600 B Street property in San Diego, CA, to Legacy Partners Realty Fund II, LLC, an unaffiliated third party for a sales price of $95,500,000. Our cash proceeds were $91,730,000 after closing costs and other transaction expenses. A property disposition fee was paid to Realty of $1,433,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $573,000, or 0.6% of the sales price. Our net assets in liquidation were increased by approximately $755,000 as of June 30, 2006.

On June 26, 2006, we entered into an agreement to sell our Hawthorne Plaza property, located in San Francisco, California, to an unaffiliated third party for a sales price of $127,000,000. On August 2, 2006, we entered into an amendment of the agreement to extend the inspection period and due diligence expiration date to August 3, 2006. On August 3, 2006, we entered into a second amendment of the agreement to extend the inspection period and due diligence expiration date to August 4, 2006. On August 4, 2006, we entered into a third amendment to extend the inspection period and due diligence expiration date to August 7, 2006. On August 7, 2006, we entered into a fourth amendment to extend the inspection period and due diligence expiration date to August 8, 2006. On August 8, 2006, we entered into a fifth amendment to reduce the sales price to $125,000,000 and extend the closing date to September 14, 2006. We anticipate that a property disposition fee will be paid to Realty of $1,875,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $750,000, or 0.6% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the third quarter of 2006.

On July 26, 2006, we entered into an agreement to sell our Brunswig Square property, located in Los Angeles, California, to an unaffiliated third party for a sales price of $26,900,000. We anticipate that a property disposition fee will be paid to Realty of $404,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $336,000, or 1.25% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the third quarter of 2006.

On August 8, 2006, we entered into an agreement to sell our Department of Children and Family Campus property, located in Plantation, Florida, to TIC investors managed by our Advisor for a sales price of $13,000,000. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2006.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of June 30, 2006 (on a liquidation basis), the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total

Fixed rate debt	$581,000	$11,095,000	$2,057,000	$26,121,000	$2,769,000	$225,862,000	$268,485,000
Average interest rate on maturing debt	5.29%	5.83%	5.27%	5.46%	5.25%	5.23%	5.28%
Variable rate debt	$118,621,000	$18,911,000	$76,000	$5,546,000	$—	$—	$143,154,000
Average interest rate on maturing debt (based on rate in effect as of June 30, 2006)	7.07%	8.01%	7.33%	7.33%	—	—	7.21%

The weighted-average interest rate of our total debt as of June 30, 2006 was 5.95% per annum. As of June 30, 2006, our mortgage debt, credit facility and other debt consisted of $268,485,000, or 65.2%, of the total debt at a fixed interest rate of 5.28% per annum and $143,154,000, or 34.8%, of the total debt at a variable interest rate of 7.21% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of June 30, 2006, for example a 0.50% increase in LIBOR would have decreased our overall net assets by $716,000, or less than 0.16%.

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

During the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer, chief accounting officer, together with our Advisor and audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Pursuant to the Evaluation, our chief executive officer and chief accounting officer concluded as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in the SEC and forms.

(b) Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended June 30, 2006, that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Prior Performance Tables

In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and private investment programs sponsored by our Advisor. Our Advisor determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect was an overstatement of our Advisor’s program and aggregate portfolio operating results.

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

Dramatic increases in insurance rates could adversely affect our cash flow and our ability to make liquidating distributions to our stockholders pursuant to our plan of liquidation.

Due to recent natural disasters resulting in massive property destruction, prices for insurance coverage have been increasing dramatically. We cannot assure that we will be able to renew our insurance premiums at our current or reasonable rates or the amount of the potential increase of such premiums. As a result, our cash flow could be adversely impacted by increased premiums. In addition, the sales prices of our properties may be affected by these rising costs and adversely affect our ability to make liquidating distributions to our stockholders pursuant to our plan of liquidation.

There were no other material changes from risk factors previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 26, 2006, we held our annual meeting of stockholders. At the meeting, stockholders voted on the election of directors to our board of directors and the ratification of the independent registered public accounting firm Deloitte & Touche LLP. The stockholders voted to elect the following persons as directors for one year terms: Anthony W. Thompson; W. Brand Inlow; D. Fleet Wallace; Edward Johnson; Gary Wescombe; and Gary H. Hunt and to ratify the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for 2006.

We received proxies representing 51.93% of our 43,920,000 shares of common stock outstanding as of May 15, 2006, the record date. The number of votes for, against, abstaining and withheld were as follows:

	For	Against	Abstain	Withheld

Election of Directors:
Anthony W. Thompson	22,437,000	—	—	371,000
W. Brand Inlow	22,432,000	—	—	376,000
D. Fleet Wallace	22,457,000	—	—	351,000
Edward Johnson	22,455,000	—	—	353,000
Gary Wescombe	22,462,000	—	—	346,000
Gary H. Hunt	22,457,000	—	—	351,000
Ratification of Deloitte & Touche, LLP as independent registered public accounting firm	22,174,000	198,000	436,000	—

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

Date: August 10, 2006

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Exhibit

2.1		G REIT, Inc. Plan of Liquidation and Dissolution, as approved by stockholders on February 27, 2006 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on January 13, 2006 and incorporated herein by reference)
3.1		Articles of Incorporation of G REIT, Inc. (as approved by stockholders on June 29, 2004 and as currently in effect (included as Appendix B to our Definitive Proxy Statement filed on May 27, 2004 and incorporated herein by reference)
3.2		Bylaws of G REIT, Inc. (as approved by stockholders on June 29, 2004 and as currently in effect (included as Appendix C to our Definitive Proxy Statement filed on May 27, 2004 and incorporated herein by reference)
10.1		Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference)
10.2		Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference)
10.3		First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference)
10.4		Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-525 and 600 B Street, LP, and Legacy Partners Realty Fund II, LLC, dated May 11, 2006 (included as Exhibit 10.1 to our Form 8-K Report filed on July 24, 2006 and incorporated herein by reference).
10.5		First Amendment to Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-525 and 600 B Street, LP, and Legacy Partners Realty Fund II, LLC, dated June 9, 2006 (included as Exhibit 10.2 to our Form 8-K Report filed on July 24, 2006 and incorporated herein by reference).
10.6		Second Amendment to Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-525 and 600 B Street, LP, and Legacy Partners Realty Fund II, LLC, dated July 7, 2006 (included as Exhibit 10.3 to our Form 8-K Report filed on July 24, 2006 and incorporated herein by reference).
10	.7*	Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-Hawthorne Plaza, LP, and TMG Partners, dated June 26, 2006.
10	.8*	First Amendment to Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-Hawthorne Plaza, LP, and TMG Partners, dated August 2, 2006.
10	.9*	Second Amendment to Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-Hawthorne Plaza, LP, and TMG Partners, dated August 3, 2006.
10	.10*	Third Amendment to Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-Hawthorne Plaza, LP, and TMG Partners, dated August 4, 2006.
10	.11*	Fourth Amendment to Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-Hawthorne Plaza, LP, and TMG Partners, dated August 7, 2006.
10	.12*	Fifth Amendment to Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-Hawthorne Plaza, LP, and TMG Partners, dated August 8, 2006.
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number		Exhibit

32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.