Form 10-Q
period 2006-09-30
G REIT INC
filed 2006-11-13
CIK 1164246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-50261

G REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	52-2362509
(State or other jurisdiction of incorporation or organization) 1551 N. Tustin Avenue, Suite 200 Santa Ana, California (Address of principal executive offices)	(I.R.S. Employer Identification No.) 92705 (Zip code)

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

As of November 13, 2006, there were 43,920,000 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of September 30, 2006 (Unaudited) and December 31, 2005 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three and Nine Months Ended September 30, 2006 (Unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Going Concern Basis) for the Three and Nine Months Ended September 30, 2005 — (Unaudited)	4
	Condensed Consolidated Statement of Cash Flows (Going Concern Basis) for the Nine Months Ended September 30, 2005 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 5.	Other Information	41
Item 6.	Exhibits	41
Signatures		42
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
September 30, 2006 (Unaudited) and December 31, 2005 (Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Real estate investments:
Real estate held for sale	$603,232,000	$835,474,000
Investments in unconsolidated real estate	16,578,000	16,578,000

	619,810,000	852,052,000
Cash and cash equivalents	161,543,000	7,173,000
Restricted cash	11,813,000	14,288,000
Investment in marketable securities	—	7,617,000
Accounts receivable, net	32,602,000	5,974,000
Accounts receivable from related parties	194,000	395,000

Total assets	825,962,000	887,499,000

LIABILITIES
Mortgages payable secured by properties held for sale	279,693,000	350,402,000
Credit facility secured by properties held for sale and other debt	58,369,000	60,964,000
Accounts payable and accrued liabilities	16,520,000	14,140,000
Accounts payable due to related parties	1,434,000	2,026,000
Security deposits and prepaid rent	4,998,000	4,989,000
Liability for estimated costs in excess of estimated receipts during liquidation	2,755,000	1,519,000

Total liabilities	363,769,000	434,040,000

Commitments and contingencies (Note 14)
Net assets in liquidation	$462,193,000	$453,459,000

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three and Nine Months Ended September 30, 2006 (Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Net assets in liquidation, beginning of period	$473,518,000	$453,459,000
Changes in net assets in liquidation:
Changes to liability for estimated costs in excess of estimated receipts during liquidation:
Operating income	(6,192,000)	(17,894,000)
Distributions received from unconsolidated properties	(347,000)	(1,041,000)
Payments of liquidation costs and other amounts	3,093,000	10,231,000
Distributions to stockholders	—	8,235,000
Change in estimated costs in excess of estimated receipts during liquidation	2,904,000	(767,000)

Change to liability for estimated costs in excess of estimated receipts during liquidation	(542,000)	(1,236,000)

Change in fair value of assets and liabilities:
Change in fair value of marketable securities	(50,000)	(132,000)
Change in fair value of real estate investments	(5,945,000)	26,103,000
Change in assets and liabilities due to activity in liability for estimated costs in excess of estimated receipts during liquidation	3,446,000	469,000

Net (decrease) increase in fair value	(2,549,000)	26,440,000

Liquidating distributions to stockholders	(8,234,000)	(16,470,000)

Change in net assets in liquidation	(11,325,000)	8,734,000

Net assets in liquidation, end of period	$462,193,000	$462,193,000

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Going Concern Basis)
For the Three and Nine Months Ended September 30, 2005 (Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Expenses:
General and administrative	$609,000	$2,132,000

Operating loss	(609,000)	(2,132,000)
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(580,000)	(1,680,000)
Interest and dividend income	314,000	539,000
Gain on sale of marketable securities and joint venture	46,000	318,000
Equity in earnings of unconsolidated real estate	311,000	997,000
Other income	26,000	42,000

Loss from continuing operations before discontinued operations	(492,000)	(1,916,000)
Discontinued operations:
Gain on sale of real estate	10,554,000	10,554,000
Loss from discontinued operations	(1,702,000)	(2,842,000)

Net income	$8,360,000	$5,796,000

Comprehensive income:
Net income	$8,360,000	$5,796,000
Unrealized gain (loss) on marketable securities	11,000	(97,000)

Comprehensive income	$8,371,000	$5,699,000

Net income (loss) per common share:
Continuing operations — basic and diluted	$(0.01)	$(0.04)
Discontinued operations — basic and diluted	$0.20	$0.18

Total net income per common share — basic and diluted	$0.19	$0.13

Weighted average number of common shares outstanding — basic and diluted	43,869,000	43,866,000

Distributions declared per share	$0.19	$0.56

Distributions declared	$8,223,000	$24,663,000

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
For the Nine Months Ended September 30, 2005 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,796,000
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	(10,554,000)
Gain on sale of marketable securities and joint venture interest	(318,000)
Depreciation and amortization (including deferred financing costs, above/below market leases and deferred rent)	26,156,000
Swap collar interest	226,000
Stock compensation expense	167,000
Distributions received in excess of equity in earnings from investments in unconsolidated real estate	49,000
Minority interests	(183,000)
Change in operating assets and liabilities:
Accounts receivable, net	237,000
Other assets	(1,908,000)
Accounts payable and accrued liabilities	5,000
Security deposits and prepaid rent	411,000

Net cash provided by operating activities	20,084,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(10,378,000)
Capital expenditures	(6,371,000)
Sale of real estate operating property	113,014,000
Purchase of marketable securities	(20,434,000)
Proceeds from sale of marketable securities	17,288,000
Restricted cash	1,071,000
Real estate and escrow deposits	(1,532,000)

Net cash provided by investing activities	92,658,000

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facility, mortgages payable and other debt	173,210,000
Principal repayments on credit facility, mortgages payable and other debt	(257,828,000)
Payment of deferred financing costs	(500,000)
Rate lock deposits	(1,000,000)
Minority interests distributions	(518,000)
Distributions	(24,663,000)

Net cash used in financing activities	(111,299,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,443,000
CASH AND CASH EQUIVALENTS — beginning of period	17,567,000

CASH AND CASH EQUIVALENTS — end of period	$19,010,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$20,630,000

NONCASH INVESTING AND FINANCING ACTIVITIES
Investing Activities:
Accrual for tenant improvements and capital expenditures	$3,412,000

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Description of Business

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

We were incorporated to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. As of September 30, 2006, we owned interests in 22 properties aggregating a total gross leaseable area, or GLA, of 4.6 million square feet, including interests in 21 consolidated office properties and one unconsolidated office property. As of September 30, 2006, 86.3% of the total GLA of our consolidated properties was leased and tenants with a government orientation occupied 35.3% of the total GLA.

We conduct business and own properties through our Operating Partnership, which was formed as a Virginia limited partnership in December 2001. As of September 30, 2006, we are the sole general partner of the Operating Partnership and have control over the affairs of our Operating Partnership. We own 100.0% of the equity interests therein, except for 100 incentive non-voting ownership units issued to Triple Net Properties, LLC, or our Advisor, which is 36.1% owned by Anthony W. Thompson, our chairman of the board of directors and chief executive officer of our Advisor. These incentive units entitle our Advisor to receive certain incentive distributions of operating cash flow after a minimum 8.0% return on invested capital has been paid to our stockholders. In addition, our Advisor is entitled to incentive distributions from net proceeds from the sale of our properties after our stockholders have received their invested capital, as defined, plus an 8.0% return on such invested capital.

We are externally advised by our Advisor pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. Our Advisory Agreement expired on July 22, 2005 and our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders discussed below, we do not intend to execute a new advisory agreement. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director who own in the aggregate a total of 40.5% of the equity interest in our Advisor as of September 30, 2006. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, which as of September 30, 2006 is 75.0% owned by Anthony W. Thompson, our chairman and the chief executive officer of our Advisor, and 25.0% owned by Louis J. Rogers, president of our Advisor, to provide various services for our properties.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Our plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined by our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets and anticipate completing our liquidation by February 27, 2008. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005 and for all periods subsequent to December 31, 2005. For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated herewith, please read our definitive proxy statement filed with the Securities and Exchange Commission, or the SEC, on January 13, 2006.

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

Interim Financial Data

Our accompanying interim financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting effective December 31, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2005 Annual Report on Form 10-K, as filed with the SEC.

Principles of Consolidation

Our accompanying condensed consolidated financial statements include our accounts and those of the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. All significant intercompany balances and transactions have been eliminated in consolidation and all references to us include our operating partnership and its subsidiaries. Prior to the adoption of the plan of liquidation, we accounted for all unconsolidated real estate investments using the equity method of accounting. Accordingly, we reported our net equity in our proportionate share of the total investments in real estate as “Investments in unconsolidated real estate” on our condensed consolidated balance sheet. We reported our proportionate share of the total earnings of our

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments in unconsolidated real estate as “Equity in earnings of unconsolidated real estate” on our condensed consolidated statement of operations.

Segments

We internally evaluate all of our properties as one industry segment and, accordingly, do not report segment information.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We will adopt FIN No. 48 on January 1, 2007. We are evaluating FIN No. 48 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. SFAS No. 157 will not have a material effect on the consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 on January 1, 2007. We do not expect that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing our plan of liquidation. We currently estimate that we will have operating cash outflows from our estimated costs in excess of the estimated receipts of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the liquidation period. The change in the liability for estimated costs in excess of estimated receipts during liquidation as of September 30, 2006 is as follows:

	December 31,	Cash Payments	Change in	September 30,
	2005	and (Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$24,390,000	$(18,935,000)	$4,440,000	$9,895,000
Liabilities:
Liquidation costs	(4,418,000)	1,842,000	(5,494,000)	(8,070,000)
Distributions to stockholders	(8,226,000)	8,235,000	(9,000)	—
Capital expenditures	(13,265,000)	8,389,000	296,000	(4,580,000)

	(25,909,000)	18,466,000	(5,207,000)	(12,650,000)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(1,519,000)	$(469,000)	$(767,000)	$(2,755,000)

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

Net assets in liquidation decreased $11,325,000, or $0.26 per share, during the three months ended September 30, 2006. The primary reason for the decrease in our net assets was a decrease in the value of real estate assets of $264,289,000, or $6.02 per share, offset by an increase in cash and cash equivalents of $156,331,000, or $3.56 per share, an increase in accounts receivable of $26,943,000, or $0.61 per share, and decreases in mortgage loans payable of $70,077,000, or $1.60 per share. The overall decrease in the value of real estate assets during the three months ended September 30, 2006 includes: (i) a decrease due to the sale of our 600 B Street, Hawthorne Plaza and AmberOaks properties during the three months ended September 30, 2006; (ii) decrease as a result of the anticipated sale of our Brunswig Square property which closed on October 6, 2006; (iii) decreases in the anticipated sales prices of our Atrium Building, Gemini Plaza and One World Trade Center properties pursuant to executed purchase and sale agreements; as offset by: (i) increase as a result of the anticipated sale of our Centerpoint Corporate Park property which closed on October 17, 2006; (ii) an increase in the anticipated sales prices of our Public Ledger property pursuant to an executed purchase and sale agreement; and (iii) an increase in the expected liquidation value of certain other properties. The increase in cash and cash equivalents is primarily due to the $159,991,000, or $3.64 per share, in net proceeds received on the sale of our 600 B Street and Hawthorne Plaza properties which closed on July 18, 2006 and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 14, 2006, respectively. The increase in accounts receivable is primarily due to the net proceeds receivable on the sale of our AmberOaks property on September 29, 2006. The decrease in mortgage loans payable is primarily due to the sale of our Hawthorne Plaza and AmberOaks properties during the three months ended September 30, 2006.

Net assets in liquidation increased $8,734,000, or $0.20 per share, during the nine months ended September 30, 2006. The primary reason for the increase in our net assets was an increase in cash and cash equivalents of $154,370,000, or $3.51 per share, an increase in accounts receivable of $26,628,000, or $0.61 per share, and a decrease in mortgage loans payable of $70,709,000, or $1.61 per share, offset by a decrease in the value of real estate assets of $232,242,000, or $5.29 per share, a decrease in restricted cash of $2,475,000, or $0.06 per share, and a decrease in investment in marketable securities of $7,617,000, or $0.17 per share. The increase in cash and cash equivalents is primarily due to the proceeds received on the sale of our 600 B Street and Hawthorne Plaza properties which closed on July 18, 2006 and September 14, 2006, respectively. The increase in accounts receivable is primarily due to the net proceeds receivable on the sale of our AmberOaks property on September 29, 2006. The decrease in mortgage loans payable is primarily due to the sale of our Hawthorne Plaza and AmberOaks properties during the nine months ended September 30, 2006. The overall decrease in the value of real estate assets during the nine months ended September 30, 2006 includes: (i) a decrease due to the sale of our 600 B Street, Hawthorne Plaza and AmberOaks properties during the three months ended September 30, 2006; (ii) decrease as a result of the anticipated sale of our Brunswig Square property which closed on October 6, 2006; (iii) decreases in the anticipated sales prices of our Atrium Building, Gemini Plaza and One World Trade Center properties pursuant to executed purchase and sale agreements; and (iv) decreases in the expected liquidation values of certain other properties; as offset by (i) increase as a result of the anticipated sale of our Centerpoint Corporate Park property which closed on October 17, 2006; (ii) an increase in the anticipated sales price of our Department of Children and Family Campus and Public Ledger property pursuant to a purchase and sale agreement; and (iii) an increase in the expected liquidation value of certain other properties.

The net assets in liquidation as of September 30, 2006 of $462,193,000, plus the liquidating distributions through September 30, 2006 of approximately $16,470,000 would result in liquidation distributions per share of approximately $10.90. These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

6.	Real Estate Investments

Our real estate investments are comprised of consolidated properties and investments in unconsolidated real estate. As of September 30, 2006 and December 31, 2005, all of our consolidated properties are considered held for sale.

Investments in Unconsolidated Real Estate

Prior to the adoption of our plan of liquidation, investments in unconsolidated real estate consisted of our investments in undivided tenant in common, or TIC, interests. Under the liquidation basis of accounting all of our investments in unconsolidated real estate are recorded at estimated fair value less costs to sell.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized condensed combined financial information in our unconsolidated real estate is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Revenues	$5,102,000	$15,218,000
Rental and other expenses	4,085,000	12,045,000

Net income	$1,017,000	$3,173,000

Our equity in earnings	$311,000	$997,000

Dispositions in 2006

We pay property disposition fees to Realty in connection with our disposition of properties. 75.0% of the disposition fees paid to Realty are passed through to our Advisor pursuant to the terms of an agreement between Realty and our Advisor, or the Realty-Triple Net Agreement.

On July 18, 2006, we sold our 600 B Street property in San Diego, California, to Legacy Partners Realty Fund II, LLC, an unaffiliated third party, for a sales price of $95,500,000. Our cash proceeds were $91,730,000 after closing costs and other transaction expenses. A property disposition fee was paid to Realty of $1,433,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $573,000, or 0.6% of the sales price. As compared to December 31, 2005, our net assets in liquidation as of June 30, 2006 increased by approximately $755,000 as a result of the sale.

On September 14, 2006, we sold our Hawthorne Plaza property in San Francisco, California, to TMG Partners, an unaffiliated third party, for a sales price of $125,000,000. Our cash proceeds were $68,261,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee was paid to Realty of $1,875,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $750,000, or 0.6% of the sales price. The mortgage loan at the property of $51,719,000 was paid in full upon sale of the property. As compared to December 31, 2005, our net assets in liquidation as of June 30, 2006 increased by approximately $19,960,000 as a result of the sale.

On September 29, 2006, we sold our AmberOaks property in Austin, Texas, to Chase Merritt, LP, an unaffiliated third party, for a sales price of $46,837,000. Our cash proceeds were $27,584,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee was paid to Realty of $703,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $611,000, or 1.3% of the sales price. The mortgage loan at the property of $18,050,000 was paid in full upon sale of the property. As compared to December 31, 2005, our net assets in liquidation as of June 30, 2006 increased by approximately $5,268,000 as a result of the sale.

Properties Under Contract

On July 26, 2006, we entered into an agreement to sell our Brunswig Square property located in Los Angeles, California, to an unaffiliated third party for a sales price of $26,900,000. On September 13, 2006 and October 4, 2006, we entered into amendments to the agreement to extend the closing date. On October 6, 2006, we sold the Brunswig Square property. See Note 19, Subsequent Events, for further discussion.

On August 8, 2006, we entered into an agreement to sell our Department of Children and Family Campus property, located in Plantation, Florida, to TIC investors managed by our Advisor for a sales price of $13,000,000. On October 30, 2006, we entered into an amendment to the agreement to amend the closing date to on or before November 30, 2006. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 17, 2006, we entered into an agreement to sell our One World Trade Center property located in Long Beach, California, to an unaffiliated third party for a sales price of $150,000,000. On September 21, 2006, we entered into an amendment to the agreement to include buyer’s written confirmation, after the expiration of the inspection period, of its desire to proceed with the purchase of the property in accordance with, and subject to, the terms of the agreement, or the Approval Notice, as defined and required under Section 6.1 of the agreement. Pursuant to such amendment and the agreement, buyer deposited an additional $1,000,000 in escrow towards the purchase price of the property. The amendment also replaced previously provided service contract, lease schedule, and personal property exhibits to the agreement and set forth additional provisions regarding elevator maintenance, estoppels, permits and disputed charges. We anticipate that a property disposition fee will be paid to Realty of $2,250,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $900,000, or 0.6% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2006.

On August 22, 2006, we entered into an agreement to sell our Atrium Building property located in Lincoln, Nebraska, to an unaffiliated third party for a sales price of $6,305,000. On September 22, 2006, we entered into an amendment to the agreement to extend the inspection period to October 6, 2006. On October 27, 2006, we entered into a reinstatement of and second amendment to the agreement to amend the sales price to $5,805,000 and to amend the closing date to no later than forty-eight days following the effective date of the amendment. We anticipate that a property disposition fee will be paid to Realty of $87,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $174,000, or 3.0% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2006.

On September 14, 2006, we entered into an agreement to sell our Centerpoint Corporate Park property located in Kent, Washington, to an unaffiliated third party for a sales price of $77,800,000. On September 15, 2006, we entered into an amendment to the agreement to extend the inspection period to September 19, 2006. On September 19, 2006, we entered into a second amendment to the agreement to amend the sales price to $77,525,000. On October 17, 2006, we sold the Centerpoint Corporate Park property. See Note 19, Subsequent Events, for further discussion.

On September 19, 2006, we entered into an agreement to sell our Public Ledger Building property, located in Philadelphia, Pennsylvania, to an unaffiliated third party for a sales price of $43,000,000. We anticipate that a property disposition fee will be paid to Realty of $645,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $430,000, or 1.0% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2006.

7.	Restricted Cash

Restricted cash is comprised of credit enhancements and impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements. As of September 30, 2006 and December 31, 2005, we had restricted cash of $11,813,000 and $14,288,000, respectively.

8.	Investment in Marketable Equity Securities

Sales of equity securities resulted in realized gains of $46,000 and $335,000 and realized losses of $0 and $17,000 for the three and nine months ended September 30, 2005, respectively. During the nine months ended September 30, 2006, our net assets in liquidation have decreased by $132,000 as a result of changes in the fair value of equity securities. As of September 30, 2006, we liquidated our investment in marketable securities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Mortgage Loans Payable

We have fixed and variable rate mortgage loans secured by properties held for sale in the principal amount of $291,868,000 ($279,693,000 liquidation basis) and $362,580,000 ($350,402,000 liquidation basis) as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 and December 31, 2005, the effective interest rates on mortgage loans ranged from 5.08% to 8.30% per annum and 5.08% to 7.19% per annum, respectively, and the weighted-average effective interest rate was 5.92% and 5.49% per annum, respectively. The loans mature at various dates through October 2015.

As of September 30, 2006 and December 31, 2005, we have adjusted the carrying values of the outstanding mortgage loans payable to the estimated settlement amount in the consolidated statements of net assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the property.

Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of September 30, 2006, we were in compliance with such covenants except as otherwise described below.

As of September 30, 2006, our North Belt Corporate Center property was not in compliance with the debt service coverage ratio covenant under our loan agreement with Midland Loan Services, Inc., or Lender. Pursuant to the loan agreement, the property is subject to a lockbox whereby all funds received from the property are deposited in a lockbox controlled by the Lender. Based on our non-compliance, we are only entitled to receive budgeted operating expenses from the lockbox once the debt service payments to the Lender have been satisfied. All debt service payment obligations to the Lender have been satisfied as of September 30, 2006.

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

Derivatives are recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change. We recorded $7,000 and $226,000 as an increase to interest expense for the three and nine months ended September 30, 2005, respectively, for interest rate swaps and collars. We did not have any derivative financial instruments as of September 30, 2006.

10.	Credit Facility and Other Debt

Credit Facility

In January 2003, we obtained a credit facility, or the Credit Facility, from LaSalle Bank National Association, or LaSalle, which matured on January 30, 2006. As of December 31, 2005, the terms of the Credit Facility, as amended, provided for maximum potential borrowings of $175,000,000 to the extent we had secured properties with comparable equity. Advances under this Credit Facility bore interest, at our election, at either the prime rate or the one-month LIBOR rate plus a margin of 2.25%. Advances were subject to a floor interest rate of 3.50%. We were required to make interest-only payments on a monthly basis. In connection with the terms of the Credit Facility, we granted LaSalle a right of first refusal to finance the purchase of other properties.

On January 25, 2006, G REIT, Inc., as the general partner for G REIT, L.P., entered into a Second Amended and Restated Credit Agreement, or Amended Credit Agreement, for the Credit Facility in the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of $58,369,000, with lenders: (i) LaSalle; (ii) Bank of America, National Association, or Bank of America; and (iii) Citizens Financial Bank; with LaSalle acting as agent for the lenders. The Credit Facility matures on January 30, 2007. Advances under this Credit Facility are collateralized by our mortgaged properties and proceeds thereof. Advances bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.25%, when we meet certain conditions, which include no default on advances, and full compliance with other covenants. The advances are subject to a floor rate of 3.50% and require interest-only payments on a monthly basis.

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

On October 17, 2006, we entered into a First Amendment to Second Amended and Restated Credit Agreement with LaSalle. See Note 19, Subsequent Events, for further discussion.

As of September 30, 2006, borrowings under the Credit Facility totaled $58,369,000 and bore interest at the rate of 7.57% per annum compared to borrowings of $58,369,000 at an interest rate of 6.34% per annum as of December 31, 2005.

Properties financed by borrowings under the Credit Facility are required by the terms of the Credit Facility to meet certain minimum loan to value, debt service coverage, minimum occupancy rates and other requirements on a combined basis. As of September 30, 2006, we were in compliance with all covenants under the Credit Facility.

Other Debt

We have a Margin Securities Account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin is secured by the securities we purchase and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities purchased, we will be subject to a margin call and required to fund the account to return the margin balance to 50.0% of the fair market value of the securities purchased. The Margin Securities Account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the nine months ended September 30, 2006, we borrowed $11,954,000 and repaid $14,549,000 on margin. As of September 30, 2006, we did not have any margin liabilities outstanding. As of December 31, 2005, we had $2,595,000 in margin liabilities outstanding at an interest rate of 7.75% per annum.

On June 5, 2006, we obtained a $5,000,000 promissory note with LaSalle which matured on September 4, 2006. The terms of the promissory note provided for maximum potential borrowings of $5,000,000. Advances under this promissory note bore interest, at our election, at either the prime rate plus 0.50% or the one-month LIBOR rate plus a margin of 2.50%. We were required to make interest-only payments on a monthly basis. A mandatory prepayment of the outstanding principal balance of the loan plus all accrued interest was due upon the sale of either our AmberOaks, 600 B Street or One World Trade Center properties. On July 19, 2006, in accordance with the terms of the promissory note and upon the sale of our 600 B Street property on July 18, 2006, we repaid the $3,500,000 outstanding principal balance of the promissory note plus accrued interest.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Minority Interests

Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of September 30, 2006, amounted to a 22.4%, 21.5% and 2.3% interest in One Financial Plaza, Western Place I & II and Bay View Plaza, respectively. In accordance with the adoption of our plan of liquidation, we applied the minority interest liability of $5,505,000 and $5,973,000 as of September 30, 2006 and December 31, 2005, respectively, against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets.

We have the right to purchase all or any portion of the outstanding undivided TIC interest in Bay View Plaza at fair market value beginning as of July 31, 2006. We have the right to purchase all or any portion of the outstanding unrelated TIC interests in Western Place I & II and One Financial Plaza at fair market value beginning as of July 23, 2005 and August 6, 2005, respectively.

As of September 30, 2006, we have advanced $230,000, $100,000 and $270,000 to our Bay View Plaza, Western Place I & II and One Financial Plaza properties, respectively. In addition, as of September 30, 2006 the TICs at our Bay View Plaza and Western Place I & II properties received distributions of $6,000 and $28,000, respectively, while we have not received our pro rata share of such distributions. We expect to receive repayment of these advances and to reconcile the payment of distributions to TICs upon the sale of each of the respective properties pursuant to our plan of liquidation.

12.	Stockholders’ Equity

Common Stock

As of September 30, 2006 and December 31, 2005, 43,920,000 and 43,869,000 shares of our common stock were outstanding, respectively. For the nine months ended September 30, 2006 and 2005, we declared distributions of $24,705,000 and $24,663,000, respectively. We had distributions payable of $2,745,000 and $0 as of September 30, 2006 and December 31, 2005, respectively.

Dividend Reinvestment Program

In July 2002, we adopted a dividend reinvestment plan, or DRIP, that allowed our stockholders to purchase additional shares of common stock through reinvestment of dividends, subject to certain conditions. A total of 587,000 shares of our common stock were issued under the terms of the DRIP, which was terminated on April 30, 2004.

Share Repurchase Plan

Effective July 22, 2002, we adopted a share repurchase plan, or Repurchase Plan, which provided eligible stockholders with limited liquidity by enabling them to request the repurchase of their common stock by us subject to various limitations. Repurchases were made at the sole discretion of our board of directors. A total of 46,000 shares of our common stock were repurchased under the terms of the Repurchase Plan, which was terminated on April 30, 2004.

Stock Option Plans

Independent Director Stock Option Plan

On July 22, 2002, we adopted the independent director stock option plan, or Director Plan, which was approved by our stockholders at our annual meeting on June 28, 2003. We had authorized and reserved a total of 100,000 shares of common stock for issuance under the Director Plan. The Director Plan provided for the grant of options to purchase 5,000 shares of common stock to each independent or outside director as of the date such individual became a director, and subsequent grants of options to purchase 5,000 shares of common

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock on the date of each annual meeting of stockholders to each independent and outside director still in office. No options were granted during the nine months ended September 30, 2006 and 2005. As of September 30, 2006 and December 31, 2005, there were 0 and 80,000 options outstanding, respectively, for the purchase of 0 and 80,000 shares of our common stock, respectively. During the nine months ended September 30, 2006, no options were exercised under this plan. Upon approval of our plan of liquidation by stockholders at the Special Meeting of Stockholders held on February 27, 2006, all outstanding options were forfeited for no consideration and the Director Plan was terminated.

Officer and Employee Stock Option Plan

On July 22, 2002, we adopted the officer and employee stock option plan, or Officer Plan. We authorized and reserved a total of 400,000 shares of common stock for issuance under the Officer Plan. No options were granted during the nine months ended September 30, 2006 and 2005. As of September 30, 2006 and December 31, 2005, our officers had options outstanding for the purchase of 0 and 340,000 shares of our common stock, respectively. During the nine months ended September 30, 2006, no options were exercised under this plan. Upon approval of our plan of liquidation by stockholders at the Special Meeting of Stockholders held on February 27, 2006, all outstanding options were forfeited for no consideration and the Officer Plan was terminated.

			Weighted
	Number of	Range of	Average
Options Outstanding at	Shares	Exercise Prices	Exercise Price

December 31, 2005 (105,000 options exercisable)	420,000	$9.00-$9.05	$9.00
Granted	—	—	—
Cancelled	(420,000)	(9.00- 9.05)	(9.00)

September 30, 2006	—	$—	$—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2006 and December 31, 2005 there were 55,000 restricted shares of common stock granted. Restricted shares vested at 20.0% per year on each of the first through fifth anniversaries of the grant date, or sooner upon a change of control of our company. Compensation expense related to the restricted stock awards under the 2004 Plan is recorded over the related vesting periods based on the fair value of the underlying awards. Included in the general and administrative expenses in the accompanying consolidated statement of operations is compensation expense of $73,000 and $184,000 for the three and nine months ended September 30, 2005, respectively, related to such awards. During the nine months ended September 30, 2005, 4,000 restricted shares vested. The 2004 Plan was terminated upon approval of our plan of liquidation by stockholders at the Special Meeting of Stockholders held on February 27, 2006 and all outstanding restricted shares became fully vested.

	Number	Fair Value
Nonvested Restricted Shares at	of Shares	of Shares

Nonvested as of December 31, 2005	51,000	$10.00
Vested	(51,000)	(10.00)

Nonvested as of September 30, 2006	—	$—

Under the liquidation basis of accounting, the accelerated vesting of the restricted shares did not change the net assets available for liquidation. In addition, the forfeitures of all the outstanding vested and unvested stock options did not change net assets available for liquidation. SFAS No. 123(R), Share-Based Payment, did not have any impact on the net assets in liquidation during the nine months ended September 30, 2006.

13.	Related Party Transactions

Advisory Agreement

Advisory Fees

The Advisory Agreement between our Advisor and us expired on July 22, 2005. Based on the adoption of our plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director, who own an aggregate 40.5% equity interest in our Advisor as of September 30, 2006. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined, or 25.0% of net income for the previous four quarters, as defined. As of September 30, 2006 and 2005, such reimbursement had not exceeded these limitations. For the three months ended September 30, 2006 and 2005, we incurred fees to our Advisor of $666,000 and $680,000, respectively. For the nine months ended September 30, 2006 and 2005, we incurred fees to our Advisor of $2,325,000 and $2,294,000, respectively.

Real Estate Acquisition Fee

Prior to the adoption of our plan of liquidation, we paid Realty a real estate acquisition fee (previously referred to in our filings with the SEC as real estate commissions paid to Realty for acquisitions) of up to 3.0% of the purchase price of a property, of which 75.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. We did not pay any real estate acquisition fees to Realty during the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, we paid Realty $296,000 for real estate acquisition fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Disposition Fee

Prior to the adoption of our plan of liquidation, we paid Realty a real estate disposition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker, of which 75.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. We anticipate paying a real estate disposition fee of up to 1.5% of the sales price of the properties to be sold after adoption of our plan of liquidation, of which 75.0% will be passed through to our Advisor pursuant to the Realty-Triple Net Agreement. For the three months ended September 30, 2006 and 2005, we paid real estate disposition fees to Realty of $4,011,000 and $1,115,000, respectively. For the nine months ended September 30, 2006 and 2005, we paid real estate disposition fees to Realty of $4,011,000 and $1,115,000, respectively.

Lease Commissions

We pay Realty a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. For the three months ended September 30, 2006 and 2005, we paid Realty leasing commissions of $1,073,000 and $869,000, respectively, of which 100.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. For the nine months ended September 30, 2006 and 2005, we paid Realty leasing commissions of $2,912,000 and $2,051,000, respectively, of which 100.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Property Management Fees

We pay Realty a property management fee of 5.0% of the gross revenues from our properties. For the three months ended September 30, 2006 and 2005, we incurred and paid management fees to Realty of $1,192,000 and $1,323,000, respectively, of which 100.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. For the nine months ended September 30, 2006 and 2005, we incurred and paid management fees to Realty of $3,905,000 and $4,213,000, respectively, of which 100.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Incentive Distributions

Our Advisor owns non-voting incentive performance units in our Operating Partnership and is entitled to incentive distributions of operating cash flow, as defined, after our stockholders have received an 8.0% annual return on their invested capital. No incentive distributions were made to our Advisor for the three and nine months ended September 30, 2006 and 2005. In accordance with our plan of liquidation, the estimated incentive fee distribution to our Advisor is between $0 and $9,070,000. Based on the valuation of our portfolio as of September 30, 2006 and December 31, 2005, we have reserved for an estimated incentive fee distribution to our Advisor of $5,892,000 and $1,831,000, respectively.

Retention Bonuses and Milestone Payments

In accordance with our plan of liquidation, Andrea R. Biller, our executive vice president and secretary, and Scott D. Peters, our chief executive officer and president, may each receive retention bonuses from us and a performance-based bonus from the Advisor in consideration for their continued service to us throughout the period of the liquidation process. As of September 30, 2006, Ms. Biller and Mr. Peters have received retention bonuses of $75,000 and $150,000, respectively, from us.

D. Fleet Wallace, W. Brand Inlow, Edward A. Johnson, Gary T. Wescombe and Gary H. Hunt, members of our board of directors and the special committee, are entitled to receive milestone payments, if specified goals are met. Assuming that these directors receive the maximum amount of milestone payments, they will

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each receive $100,000 in payments. As of September 30, 2006, each of Messrs. Wallace, Inlow, Johnson, Wescombe and Hunt received milestone payments of $0.

Real Estate Commissions

As of August 2006, Jeffrey T. Hanson was appointed to serve as a member of the Board of Managers and the Managing Director-Real Estate of our Advisor and the president and chief executive officer of Realty. Prior to his employment with our Advisor and Realty, Mr. Hanson was employed with Grubb & Ellis Co. In connection with his previous employment with Grubb & Ellis Co., and subsequent to his employment with our Advisor and Realty, Mr. Hanson has been or will be paid real estate commissions relating to transactions involving properties sold by us of approximately $329,000.

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

Our Advisor is engaged in preliminary settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could materially adversely affect our Advisor’s ability to perform its duties to us and/or delay the payment of distributions under our plan of liquidation. Additionally, any resolution of this matter that reflects negatively on the reputation of our Advisor could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Advisor. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unconsolidated Debt

Total mortgage debt of unconsolidated properties was $97,500,000 as of September 30, 2006 and December 31, 2005. Our share of unconsolidated debt, based on our ownership percentage, was $29,250,000 as of September 30, 2006 and December 31, 2005.

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

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of September 30, 2006, we had cash accounts in excess of FDIC insured limits. We believe this

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of September 30, 2006, we had interests in six properties located in California which accounted for 34.6% of our total revenue and six properties located in Texas which accounted for 25.9% of our total revenue based on contractual base rent from leases in effect as of September 30, 2006. As of September 30, 2005, we had interests in eight properties located in the state of California which accounted for 41.9% of our total revenue and seven properties located in the state of Texas which accounted for 25.5%. Accordingly, there is a geographic concentration of risk subject to each state’s economy. As of September 30, 2006 and 2005, none of our tenants accounted for 10.0% or more of our aggregate annual rental income.

16.	Stock Based Compensation

Prior to the adoption of our plan of liquidation, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, we have elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. Under APB No. 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. We have applied the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. If we had elected to adopt the expense recognition provisions of SFAS No. 123, the impact on net income and earnings per share of common stock would have been as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Reported net income	$8,360,000	$5,796,000
Add: Stock based employee compensation expense included in reported net loss	39,000	142,000
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(44,000)	(162,000)

Pro forma net income	$8,355,000	$5,776,000

Reported net income per share — basic and diluted	$0.19	$0.13

Pro forma net income per share — basic and diluted	$0.19	$0.13

The pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model, assuming a 7.50% dividend yield, a 3.50% to 4.40% risk-free interest rate based on the 10-year U.S. Treasury Bond at the date of issuance, an expected life of 10 years and a volatility rate of 10.0%.

There were no options granted during the three and nine months ended September 30, 2005. Accordingly, the fair value of the options granted during the three and nine months ended September 30, 2005 was $0. Upon approval of our plan of liquidation, all outstanding options were forfeited on February 27, 2006.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the income and expense components that comprise discontinued operations for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Revenues
Rental income	$28,696,000	$89,045,000
Interest income	64,000	138,000

	28,760,000	89,183,000
Expenses
Rental expenses	13,655,000	41,563,000
Depreciation and amortization	9,389,000	29,194,000
Interest expense (including amortization of deferred financing costs)	7,493,000	21,451,000
Minority interest	(75,000)	(183,000)

Loss from discontinued operations — properties held for sale	(1,702,000)	(2,842,000)
Gain on sale of real estate	10,554,000	10,554,000

	$8,852,000	$7,712,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Per Share Data

Prior to the adoption of our plan of liquidation, we reported earnings per share pursuant to SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing the net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted-average number of shares and all potentially dilutive securities, if any. Our potentially dilutive securities were options and non-vested restricted shares of stock. As of September 30, 2006 and 2005, there were 0 and 420,000 options, respectively, which were accounted for under the treasury stock method. There were 0 and 51,000 non-vested restricted shares of stock as of September 30, 2006 and 2005, respectively. Upon approval of our plan of liquidation by our stockholders on February 27, 2006, all outstanding options were forfeited and all unvested shares of restricted stock became vested. The options and restricted stock outstanding as of September 30, 2005, did not have a dilutive effect on earnings (loss) per share and, therefore, basic and diluted earnings (loss) per share were equivalent. Net income (loss) per share is calculated as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Loss from continuing operations	$(492,000)	$(1,916,000)
Income from discontinued operations	8,852,000	7,712,000

Net income	$8,360,000	$5,796,000

Net income (loss) per share — basic and diluted:
Continuing operations	$(0.01)	$(0.04)

Discontinued operations	$0.20	$0.18

Total net income per share — basic and diluted	$0.19	$0.13

Weighted average number of shares outstanding — basic and diluted	43,869,000	43,866,000

19.	Subsequent Events

On October 6, 2006, we sold our Brunswig Square property located in Los Angeles, California, to Jamison Properties Inc., an unaffiliated third party, for a sales price of $26,900,000. Our net cash proceeds were $9,639,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee of $404,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $336,000, or 1.3% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, our net assets in liquidation as of September 30, 2006 decreased by approximately $2,062,000 as a result of the sale.

On October 10, 2006, we entered into an agreement to sell our Gemini Plaza property, located in Houston, Texas, to an unaffiliated third party for a sales price of $17,000,000. On October 27, 2006, we entered into a reinstatement of and first amendment to the agreement to provide escrow with a $500,000 deposit, to give the buyer a $250,000 credit at closing and to state that closing shall occur on or before December 31, 2006. We anticipate that a property disposition fee will be paid to Realty of $255,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $255,000, or 1.5% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2006.

On October 11, 2006, we paid a special liquidating distribution of $171,289,000, or $3.90 per share, to our stockholders of record as of September 30, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 17, 2006, we sold our Centerpoint Corporate Park property located in Kent, Washington, to Archon Acquisition, LLC, an unaffiliated third party, for a sales price of $77,525,000. Our net cash proceeds were $33,707,000 after payment of the related credit facility attributable to the Centerpoint Corporate Park property, closing costs and other transaction expenses. A property disposition fee of $1,163,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $465,000, or 0.6% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, our net assets in liquidation as of September 30, 2006 increased by approximately $17,173,000 as a result of the sale.

On October 17, 2006, we entered into a First Amendment to Second Amended and Restated Credit Agreement, or the Amendment, to our Amended Credit Agreement with LaSalle, Bank of America, and Citizens Financial Bank entered into on January 25, 2006. The material terms of the Amendment provide for the following: (i) the release of the Centerpoint Corporate Park property as a mortgaged property under the terms of the Amended Credit Agreement; (ii) that upon receipt of their proceeds, or the Proceeds, from the Release Price (as defined in the Amended Credit Agreement) resulting from the sale of Centerpoint Corporate Park property, Bank of America and Citizens Financial Bank will have received full payment of their Commitments (as defined in the Amended Credit Agreement); (iii) and that upon receipt of the Proceeds, Bank of America and Citizens Financial Bank shall no longer serve as lenders under the Credit Agreement and shall each deem any promissory notes or note assumptions they hold as paid in full and returned to us. On October 17, 2006, we paid down $39,900,000 on the Credit Facility in conjunction with the sale of our Centerpoint Corporate Park property. With the $39,900,000 payment, Bank of America and Citizens Financial Bank received full repayment of their Commitments and LaSalle received the remaining balance of the Release Price payment. As a result, the principal balance of LaSalle’s Commitment is $18,469,000 and Bank of America and Citizens Financial Bank are no longer lenders under the Credit Agreement.

On October 19, 2006, we entered into an agreement to sell our 5508 Highway 290 property, located in Austin, Texas, to an unaffiliated third party for a sales price of $10,200,000. On October 24, 2006 we entered into an amendment of the agreement to extend the inspection period and amend the closing date as well as to provide the buyer with certain tenant improvement, leasing commission and free rent credits. We anticipate that a property disposition fee will be paid to Realty of $153,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $455,000, or 4.5% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The use of the words “we,” “us” or “our” refers to G REIT, Inc. and its subsidiaries, including G REIT, L.P., our Operating Partnership.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of September 30, 2006 and December 31, 2005 (liquidation basis), together with the changes in net assets for the three and nine months ended September 30, 2006 (liquidation basis), the results of operations and cash flows for the nine months ended September 30, 2005 (going concern basis).

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts, or REITs); availability of capital; changes in interest rates; our ability to service our debt, competition in the real estate industry; supply and demand for operating properties in our current market areas; the prospect of a continuing relationship with Triple Net Properties, LLC, or our Advisor; changes in generally accepted accounting principles, or GAAP, and policies and guidelines applicable to REITs; predictions of the amount of liquidating distributions to be received by stockholder; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; and litigation, including, without limitation, the investigation by the Securities and Exchange Commission, or the SEC, of our Advisor. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

We were incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. On September 27, 2004, we were reincorporated in the State of Maryland in accordance with the approval of our stockholders at the 2004 Annual Meeting of Stockholders. We have been operating and intend to continue operating as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90.0% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. As of September 30, 2006, we believe we were in compliance with all relevant REIT requirements.

We were incorporated to acquire, manage and invest in office, industrial and service real estate properties with a government-tenant orientation. As of September 30, 2006, we owned interests in 22 properties, including interests in 21 consolidated office properties and one unconsolidated office property. As of

September 30, 2006, 86.3% of gross leaseable area, or GLA, of the consolidated properties was leased and tenants with a government orientation occupied 35.3% of the total GLA.

We are externally advised by our Advisor pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. Our Advisory Agreement expired on July 22, 2005 and our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. In view of the approval of our plan of liquidation by our shareholders discussed below, we do not intend to execute a new advisory agreement. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director who own in the aggregate a total of 40.5% of the equity interest in our Advisor as of September 30, 2006. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, which as of September 30, 2006 is 75.0% owned by Anthony W. Thompson, our chairman and the chief executive officer of our Advisor, and 25.0% owned by Louis J. Rogers, president of our Advisor, to provide various services for our properties.

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

Interim Financial Data

Our accompanying interim financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting effective December 31, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2005 Annual Report on Form 10-K, as filed with the SEC.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We will adopt FIN No. 48 on January 1, 2007. We are evaluating FIN No. 48 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. SFAS No. 157 will not have a material effect on the consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 on January 1, 2007. We do not expect that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

Dispositions in 2006

We pay property disposition fees to Realty in connection with our disposition of properties. 75.0% of the disposition fees paid to Realty are passed through to our Advisor pursuant to the terms of an agreement between Realty and our Advisor, or the Realty-Triple Net Agreement.

On July 18, 2006, we sold our 600 B Street property in San Diego, California, to Legacy Partners Realty Fund II, LLC, an unaffiliated third party, for a sales price of $95,500,000. Our cash proceeds were $91,730,000 after closing costs and other transaction expenses. A property disposition fee was paid to Realty of $1,433,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $573,000, or 0.6% of the sales price. As compared to December 31, 2005, our net assets in liquidation as of June 30, 2006 increased by approximately $755,000 as a result of the sale.

On September 14, 2006, we sold our Hawthorne Plaza property in San Francisco, California, to TMG Partners, an unaffiliated third party, for a sales price of $125,000,000. Our cash proceeds were $68,261,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee was paid to Realty of $1,875,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $750,000, or 0.6% of the sales price. The mortgage loan at the property of $51,719,000 was paid in full upon sale of the property. As compared to December 31, 2005, our net assets in liquidation as of June 30, 2006 increased by approximately $19,960,000 as a result of the sale.

On September 29, 2006, we sold our AmberOaks property in Austin, Texas, to Chase Merritt, LP, an unaffiliated third party, for a sales price of $46,837,000. Our cash proceeds were $27,584,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee was paid to Realty of $703,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $611,000, or 1.3% of the sales price. The mortgage loan at the property of $18,050,000 was paid in full upon sale of the property. As compared to December 31, 2005, our net assets in liquidation as of June 30, 2006 increased by approximately $5,268,000 as a result of the sale.

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

Scheduled Lease Expirations

As of September 30, 2006, our consolidated properties were 86.3% leased. 1.6% of the GLA expires during the remainder of 2006. Our leasing strategy for 2006 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals with the existing tenant. Of the leases expiring in 2006, we anticipate, but cannot assure, that approximately 87.0%, of the tenants will renew for another term.

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

Changes in Net Assets in Liquidation

Three and Nine Months Ended September 30, 2006

Net assets in liquidation decreased $11,325,000, or $0.26 per share, during the three months ended September 30, 2006. The primary reason for the decrease in our net assets was a decrease in the value of real estate assets of $264,289,000, or $6.02 per share, offset by an increase in cash and cash equivalents of $156,331,000, or $3.56 per share, an increase in accounts receivable of $26,943,000, or $0.61 per share, and decreases in mortgage loans payable of $70,077,000, or $1.60 per share. The overall decrease in the value of real estate assets during the three months ended September 30, 2006 includes: (i) a decrease due to the sale of our 600 B Street, Hawthorne Plaza and AmberOaks properties during the three months ended September 30, 2006; (ii) decrease as a result of the anticipated sale of our Brunswig Square property which closed on October 6, 2006; (iii) decreases in the anticipated sales prices of our Atrium Building, Gemini Plaza and One World Trade Center properties pursuant to executed purchase and sale agreements; as offset by: (i) increase as a result of the anticipated sale of our Centerpoint Corporate Park property which closed on October 17, 2006; (ii) an increase in the anticipated sales prices of our Public Ledger property pursuant to an executed purchase and sale agreement; and (iii) an increase in the expected liquidation value of certain other properties. The increase in cash and cash equivalents is primarily due to the $159,991,000, or $3.64 per share, in net proceeds received on the sale of our 600 B Street and Hawthorne Plaza properties which closed on July 18, 2006 and September 14, 2006, respectively. The increase in accounts receivable is primarily due to the net proceeds receivable on the sale of our AmberOaks property on September 29, 2006. The decrease in mortgage loans payable is primarily due to the sale of our Hawthorne Plaza and AmberOaks properties during the three months ended September 30, 2006.

Net assets in liquidation increased $8,734,000, or $0.20 per share, during the nine months ended September 30, 2006. The primary reason for the increase in our net assets was an increase in cash and cash equivalents of $154,370,000, or $3.51 per share, an increase in accounts receivable of $26,628,000, or $0.61 per share, and a decrease in mortgage loans payable of $70,709,000, or $1.61 per share, offset by a decrease in the value of real estate assets of $232,242,000, or $5.29 per share, a decrease in restricted cash of $2,475,000, or $0.06 per share, and a decrease in investment in marketable securities of $7,617,000, or $0.17 per share. The increase in cash and cash equivalents is primarily due to the proceeds received on the sale of our 600 B Street and Hawthorne Plaza properties which closed on July 18, 2006 and September 14, 2006, respectively. The increase in accounts receivable is primarily due to the net proceeds receivable on the sale of our AmberOaks property on September 29, 2006. The decrease in mortgage loans payable is primarily due to the sale of our Hawthorne Plaza and AmberOaks properties during the nine months ended September 30, 2006. The overall decrease in the value of real estate assets during the nine months ended September 30, 2006 includes: (i) a decrease due to the sale of our 600 B Street, Hawthorne Plaza and AmberOaks properties during the three months ended September 30, 2006; (ii) decrease as a result of the anticipated sale of our Brunswig Square property which closed on October 6, 2006; (iii) decreases in the anticipated sales prices of our Atrium Building, Gemini Plaza and One World Trade Center properties pursuant to executed purchase and sale agreements; and (iv) decreases in the expected liquidation values of certain other properties; as offset by (i) increase as a result of the anticipated sale of our Centerpoint Corporate Park property which closed on October 17, 2006; (ii) an increase in the anticipated sales price of our Department of Children and Family Campus and Public Ledger property pursuant to a purchase and sale agreement; and (iii) an increase in the expected liquidation value of certain other properties.

Liquidity and Capital Resources

As of September 30, 2006, our total assets and net assets in liquidation were $825,962,000 and $462,193,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with the plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

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

Our Advisor is engaged in preliminary settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could materially adversely affect our Advisor’s ability to perform its duties to us and/or delay the payment of distributions under our plan of liquidation. Additionally, any resolution of this matter that reflects negatively on the reputation of our Advisor could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Advisor. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Debt Financing

Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of September 30, 2006, we were in compliance with such covenants except as otherwise described below.

As of September 30, 2006, our North Belt Corporate Center property was not in compliance with the debt service coverage ratio covenant under our loan agreement with Midland Loan Services, Inc., or Lender. Pursuant to the loan agreement, the property is subject to a lockbox whereby all funds received from the property are deposited in a lockbox controlled by the Lender. Based on our non-compliance, we are only entitled to receive budgeted operating expenses from the lockbox once the debt service payments to the Lender have been satisfied. All debt service payment obligations to the Lender have been satisfied as of September 30, 2006.

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

The composition of our aggregate debt balances as of September 30, 2006 and December 31, 2005 (liquidation basis) were as follows:

			Weighted-Average
	Total Debt		Interest Rate
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
	(Liquidation Basis)	(Liquidation Basis)

Mortgage, credit facility and other debt
Mortgage	$279,693,000	$350,402,000	5.57%	5.49%
Credit facility and other debt	$58,369,000	$60,964,000	7.57%	6.40%
Fixed rate and variable rate Fixed rate	$250,153,000	$269,062,000	5.29%	5.28%
Variable rate	$87,909,000	$142,304,000	7.69%	6.27%

The percentage of fixed rate debt to total debt as of September 30, 2006 and December 31, 2005 does not take into consideration the portion of variable rate debt capped by our interest-rate cap agreements at December 31, 2005. There were no derivative financial instruments held by us as of September 30, 2006. Including the effects of the interest-rate cap agreements, we had fixed or capped 74.0% and 79.6% of our total outstanding debt as of September 30, 2006 and December 31, 2005, respectively.

As of September 30, 2006, 26.0% of our total debt required interest payments based on variable rates. Although the interest payments on 74.0% of our debt are fixed as of September 30, 2006, the remaining 26.0% of our debt is exposed to fluctuations on the one-month LIBOR rate.

We have restricted cash balances of $11,813,000 as of September 30, 2006 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

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

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We made and declared distributions to our stockholders in the aggregate amount of $24,705,000 during the nine months ended September 30, 2006. The source for payment of these distributions was funds from operating activities and proceeds from the sales of marketable securities. In accordance with our plan of liquidation, we intend to continue to pay regular monthly distributions to our stockholders at an annualized rate of 7.50% until we have made liquidating distributions pursuant to our plan of liquidation totaling $150,000,000. On October 11, 2006, we paid a special liquidating distribution of $171,289,000, or $3.90 per share, to our stockholders of record as of September 30, 2006. While the plan of liquidation provided that regular monthly distributions would terminate following the payment of liquidating distributions totaling $150,000,000, our board of directors has determined to continue to pay regular monthly distributions at an annualized rate of 7.5% on the share value remaining of $6.10. Our board of directors will continue to evaluate the payment of regular monthly liquidating distributions on an on-going basis as more properties are sold and additional special liquidating distributions are paid to stockholders. We expect to satisfy the REIT distribution requirements through any liquidating distributions made pursuant to our plan of liquidation.

As of September 30, 2006 we estimate that we will have $12,650,000 of commitments and expenditures during the liquidation period comprised of the following: $8,070,000 of liquidation costs and $4,580,000 of capital expenditures. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.

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

In accordance with our plan of liquidation, we anticipate our source for the payment of distributions to be primarily from the net proceeds from the sale of our properties and funds from operating activities. We will require an estimated $4,580,000 for the remainder of the year ended December 31, 2006 for capital expenditures, including, without limitation, tenant and/or capital improvements and lease commissions. We intend to use proceeds from the sale of properties to provide funds to the extent the reserves on deposit with the lender of $11,813,000 as of September 30, 2006, are not sufficient or cannot be used for these expenditures.

Distributions payable to our stockholders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a stockholder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Financing

As of December 31, 2005, advances under our credit facility, or Credit Facility, with LaSalle Bank National Association, or LaSalle, bore interest, at our election, at the either prime rate or the one-month LIBOR rate plus a margin of 2.25%. Advances were subject to a floor interest rate of 3.50%. We were required to make interest-only payments on a monthly basis. In connection with the terms of our Credit Facility, we granted LaSalle a right of first refusal to finance any other purchases of properties we may make. As of December 31, 2005, the terms of the Credit Facility provided for maximum potential borrowings of $175,000,000 to the extent we have secured properties with comparable equity. As of September 30, 2006 and

December 31, 2005, our borrowings under the Credit Facility totaled $58,369,000 and bore interest at the rate of 7.57% and 6.34% per annum, respectively.

Our Credit Facility with LaSalle matured on January 30, 2006. On January 25, 2006, G REIT, Inc., as the general partner for G REIT, L.P., entered into a Second Amended and Restated Credit Agreement, or Amended Credit Agreement, for our Credit Facility in the amount of $58,369,000, with lenders: (i) LaSalle; (ii) Bank of America, National Association, or Bank of America; and (iii) Citizens Financial Bank; with LaSalle acting as agent for the lenders. The Credit Facility matures on January 30, 2007. Advances under this Credit Facility are collateralized by our mortgaged properties and proceeds thereof. Advances bear interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.25%, when we meet certain conditions, which include no default on advances, and full compliance with the other covenants. The advances are subject to a floor rate of 3.50% and require interest-only payments on a monthly basis.

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

On October 17, 2006, we entered into a First Amendment to Second Amended and Restated Credit Agreement, or the Amendment, to the Amended Credit Agreement. The material terms of the Amendment provide for the following: (i) the release of the Centerpoint Corporate Park property as a mortgaged property under the terms of the Amended Credit Agreement; (ii) that upon receipt of their proceeds, or the Proceeds, from the Release Price (as defined in the Amended Credit Agreement) resulting from the sale of Centerpoint Corporate Park property, Bank of America and Citizens Financial Bank will have received full payment of their Commitments (as defined in the Amended Credit Agreement); (iii) and that upon receipt of the Proceeds, Bank of America and Citizens Financial Bank shall no longer serve as lenders under the Credit Agreement and shall each deem any promissory notes or note assumptions they hold as paid in full and returned to us. On October 17, 2006, we paid down $39,900,000 on the Credit Facility in conjunction with the sale of our Centerpoint Corporate Park property. With the $39,900,000 payment, Bank of America and Citizens Financial Bank received full repayment of their Commitments and LaSalle received the remaining balance of the Release Price payment. As a result, the principal balance of LaSalle’s Commitment is $18,469,000 and Bank of America and Citizens Financial Bank are no longer lenders under the Credit Agreement.

Mortgages payable, the Credit Facility and other debt as a percentage of total capitalization decreased to 47.5% as of September 30, 2006 from 56.4% as of December 31, 2005. This decrease was due to the decrease in total debt as a result of the sale of our Hawthorne Plaza and AmberOaks properties as well as a decrease in margin borrowings on our Margin Securities Account at Merrill Lynch. As of September 30, 2006 and December 31, 2005, our mortgage loans payable balances, including mortgage loans payable secured by property held for sale, were $279,693,000 (liquidation basis) and $350,402,000 (liquidation basis), respectively. Our Credit Facility balance was $58,369,000 as of September 30, 2006 and December 31, 2005. Our Margin Security Account balances as of September 30, 2006 and December 31, 2005 were $0 and $2,595,000, respectively.

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

As of September 30, 2006, we had $161,543,000 in cash and cash equivalents. In addition, we had restricted cash balances of $11,813,000 as of September 30, 2006 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

Unconsolidated Debt

Total mortgage debt of unconsolidated properties was $97,500,000 as of September 30, 2006 and December 31, 2005. Our share of unconsolidated debt, based on our ownership percentage, was $29,250,000 as of September 30, 2006 and December 31, 2005.

Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. Compliance with such covenants is discussed in our Debt Financing disclosure included herein.

Debt Service Requirements

One of our principal liquidity needs is payment of interest and principal on outstanding indebtedness, which includes mortgages, our Credit Facility and other debt. As of September 30, 2006, 15 of our properties were subject to existing mortgages, including mortgage loans payable secured by property held for sale, which had an aggregate principal amount outstanding of $291,868,000 ($279,693,000 liquidation basis). The outstanding balance on our Credit Facility and other debt was $58,369,000. Our total debt consisted of $250,153,000 on a liquidation basis, or 74.0%, of allocable fixed rate debt at a weighted-average interest rate of 5.29% per annum and $87,909,000 on a liquidation basis, or 26.0%, of variable rate debt at a weighted-average interest rate of 7.69% per annum. The variable rate debt includes $58,369,000 on our Credit Facility. $58,369,000, or 66.4%, of our variable rate debt, is subject to an interest rate cap agreement that as of December 31, 2005 would convert this variable debt into fixed rate debt at an interest rate of 8.00% per annum if LIBOR rates were to increase above the 5.75% cap rate. The interest rate cap agreement expired on January 31, 2006. As of September 30, 2006, the weighted-average interest rate on our outstanding debt was 5.92% per annum.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and our Credit Facility and to our scheduled interest payments of our fixed and variable rate debt as of September 30, 2006. It also provides information about the minimum commitments due in connection with our ground lease obligations as of September 30, 2006. The table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2006)	(2007-2008)	(2009-2010)	(After 2010)	Total

Principal payments — variable rate debt	$63,386,000	$18,987,000	$5,536,000	$—	$87,909,000
Principal payments — fixed rate debt	298,000	12,860,000	28,347,000	208,648,000	250,153,000
Interest payments — variable rate debt (based on rate in effect as of September 30, 2006)	1,104,000	1,432,000	26,000	—	2,562,000
Interest payments — fixed rate debt	3,667,000	28,595,000	24,310,000	44,805,000	101,377,000
Ground lease obligations	21,000	82,000	82,000	170,000	355,000
Tenant improvement and lease commission obligations	8,218,000	—	—	—	8,218,000

Total	$76,694,000	$61,956,000	$58,301,000	$253,623,000	$450,574,000

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

Our FFO reporting complies with NAREIT’s policy described above.

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

The following is the calculation of FFO for the nine months ended September 30, 2005:

Nine Months Ended
September 30,
2005

Net income	$5,796,000
Add:
Depreciation and amortization — discontinued operations	28,803,000
Depreciation and amortization — unconsolidated properties	167,000
Less:
Gain on sale of real estate and joint venture (net of related income tax)	(10,554,000)

Funds from operations	$24,212,000

Weighted average common shares outstanding — basic and diluted	43,866,000

Gain on the sale of investments included in net income and FFO	$318,000

Subsequent Events

On October 6, 2006, we sold our Brunswig Square property located in Los Angeles, California, to Jamison Properties Inc., an unaffiliated third party, for a sales price of $26,900,000. Our net cash proceeds were $9,639,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee of $404,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $336,000, or 1.3% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, our net assets in liquidation as of September 30, 2006 decreased by approximately $2,062,000 as a result of the sale.

On October 10, 2006, we entered into an agreement to sell our Gemini Plaza property, located in Houston, Texas, to an unaffiliated third party for a sales price of $17,000,000. On October 27, 2006, we entered into a reinstatement of and first amendment to the agreement to provide escrow with a $500,000 deposit, to give the buyer a $250,000 credit at closing and to state that closing shall occur on or before December 31, 2006. We anticipate that a property disposition fee will be paid to Realty of $255,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $255,000, or 1.5% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2006.

On October 11, 2006, we paid a special liquidating distribution of $171,289,000, or $3.90 per share, to our stockholders of record as of September 30, 2006.

On October 17, 2006, we sold our Centerpoint Corporate Park property located in Kent, Washington, to Archon Acquisition, LLC, an unaffiliated third party, for a sales price of $77,525,000. Our net cash proceeds were $33,707,000 after payment of the related credit facility attributable to the Centerpoint Corporate Park property, closing costs and other transaction expenses. A property disposition fee of $1,163,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $465,000, or 0.6% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, our net assets in liquidation as of September 30, 2006 increased by approximately $17,173,000 as a result of the sale.

On October 17, 2006, we entered into a First Amendment to Second Amended and Restated Credit Agreement, or the Amendment, to our Amended Credit Agreement with LaSalle, Bank of America, and Citizens Financial Bank entered into on January 25, 2006. The material terms of the Amendment provide for the following: (i) the release of the Centerpoint Corporate Park property as a mortgaged property under the terms of the Amended Credit Agreement; (ii) that upon receipt of their proceeds, or the Proceeds, from the Release Price (as defined in the Amended Credit Agreement) resulting from the sale of Centerpoint Corporate Park property, Bank of America and Citizens Financial Bank will have received full payment of their Commitments (as defined in the Amended Credit Agreement); (iii) and that upon receipt of the Proceeds, Bank of America and Citizens Financial Bank shall no longer serve as lenders under the Credit Agreement and shall each deem any promissory notes or note assumptions they hold as paid in full and returned to us. On October 17, 2006, we paid down $39,900,000 on the Credit Facility in conjunction with the sale of our Centerpoint Corporate Park property. With the $39,900,000 payment, Bank of America and Citizens Financial Bank received full repayment of their Commitments and LaSalle received the remaining balance of the Release Price payment. As a result, the principal balance of LaSalle’s Commitment is $18,469,000 and Bank of America and Citizens Financial Bank are no longer lenders under the Credit Agreement.

On October 19, 2006, we entered into an agreement to sell our 5508 Highway 290 property, located in Austin, Texas, to an unaffiliated third party for a sales price of $10,200,000. On October 24, 2006 we entered into an amendment of the agreement to extend the inspection period and amend the closing date as well as to provide the buyer with certain tenant improvement, leasing commission and free rent credits. We anticipate that a property disposition fee will be paid to Realty of $153,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $455,000, or 4.5% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2006.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of September 30, 2006 (on a liquidation basis), the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total

Fixed rate debt	$298,000	$11,055,000	$1,805,000	$25,857,000	$2,490,000	$208,648,000	$250,153,000
Average interest rate on maturing debt	5.29%	5.84%	5.29%	5.47%	5.27%	5.25%	5.29%
Variable rate debt	$63,386,000	$18,911,000	$76,000	$5,536,000	$—	$—	$87,909,000
Average interest rate on maturing debt (based on rate in effect as of September 30, 2006)	7.53%	8.30%	7.33%	7.33%	—	—	7.69%

The weighted-average interest rate of our total debt as of September 30, 2006 was 5.92% per annum. As of September 30, 2006, our mortgage debt, credit facility and other debt consisted of $250,153,000, or 74.0%, of the total debt at a fixed interest rate of 5.29% per annum and $87,909,000, or 26.0%, of the total debt at a variable interest rate of 7.69% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of September 30, 2006, for example a 0.50% increase in LIBOR would have decreased our overall net assets by $440,000, or less than 0.10%.

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

Following the signatures section of this Quarterly Report on Form 10-Q are certifications of our chief executive officer and our chief accounting officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of its controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

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

Pursuant to the Evaluation, our chief executive officer and chief accounting officer conclude that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in SEC rules and forms.

(b) Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2006, that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Our Advisor is engaged in preliminary settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could materially adversely affect our Advisor’s ability to perform its duties to us and/or delay the payment of distributions under our plan of liquidation. Additionally, any resolution of this matter that reflects negatively on the reputation of our Advisor could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Advisor. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

Prior Performance Tables

In connection with our initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, we disclosed the prior performance of all public and private investment programs sponsored by our Advisor. Our Advisor determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Advisor have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect was an overstatement of our Advisor’s program and aggregate portfolio operating results.

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

Item 1A.  Risk Factors

There were no other material changes from risk factors previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC, except as noted below.

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

The pending SEC investigation of our Advisor could adversely impact our Advisor’s ability to perform its duties to us which could negatively impact our ability to pay distributions.

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

Our Advisor is engaged in preliminary settlement negotiations with the SEC staff regarding this matter. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could materially adversely affect our Advisor’s ability to perform its duties to us and/or delay the payment of distributions under our plan of liquidation. Additionally, any resolution of this matter that reflects negatively on the reputation of our Advisor could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Advisor. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G REIT, INC.
(Registrant)

By:
/s/  Scott D. Peters
Scott D. Peters
President and Chief Executive Officer
(principal executive officer)

By:
/s/  Courtney A. Brower
Courtney A. Brower
Chief Accounting Officer
(principal accounting officer)

Date: November 13, 2006

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit

2.1	G REIT, Inc. Plan of Liquidation and Dissolution, as approved by stockholders on February 27, 2006 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on January 13, 2006 and incorporated herein by reference)
3.1	Articles of Incorporation of G REIT, Inc. (as approved by stockholders on June 29, 2004 and as currently in effect (included as Appendix B to our Definitive Proxy Statement filed on May 27, 2004 and incorporated herein by reference)
3.2	Bylaws of G REIT, Inc. (as approved by stockholders on June 29, 2004 and as currently in effect (included as Appendix C to our Definitive Proxy Statement filed on May 27, 2004 and incorporated herein by reference)
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference)
10.2	Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference)
10.3	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference)
10.4	Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-525 and 600 B Street, LP, and Legacy Partners Realty Fund II, LLC, dated May 11, 2006 (included as Exhibit 10.1 to our Form 8-K Report filed on July 24, 2006 and incorporated herein by reference).
10.5	First Amendment to Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-525 and 600 B Street, LP, and Legacy Partners Realty Fund II, LLC, dated June 9, 2006 (included as Exhibit 10.2 to our Form 8-K Report filed on July 24, 2006 and incorporated herein by reference).
10.6	Second Amendment to Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-525 and 600 B Street, LP, and Legacy Partners Realty Fund II, LLC, dated July 7, 2006 (included as Exhibit 10.3 to our Form 8-K Report filed on July 24, 2006 and incorporated herein by reference).
10.7	Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-Hawthorne Plaza, LP, and TMG Partners, dated June 26, 2006 (included as Exhibit 10.7 to our Form 10-Q Quarterly Report filed on August 10, 2006 and incorporated herein by reference).
10.8	First Amendment to Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-Hawthorne Plaza, LP, and TMG Partners, dated August 2, 2006 (included as Exhibit 10.8 to our Form 10-Q Quarterly Report filed on August 10, 2006 and incorporated herein by reference).
10.9	Second Amendment to Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-Hawthorne Plaza, LP, and TMG Partners, dated August 3, 2006 (included as Exhibit 10.9 to our Form 10-Q Quarterly Report filed on August 10, 2006 and incorporated herein by reference).
10.10	Third Amendment to Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-Hawthorne Plaza, LP, and TMG Partners, dated August 4, 2006 (included as Exhibit 10.10 to our Form 10-Q Quarterly Report filed on August 10, 2006 and incorporated herein by reference).

Exhibit
Number		Exhibit

10.11		Fourth Amendment to Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-Hawthorne Plaza, LP, and TMG Partners, dated August 7, 2006 (included as Exhibit 10.11 to our Form 10-Q Quarterly Report filed on August 10, 2006 and incorporated herein by reference).
10.12		Fifth Amendment to Agreement for Purchase and Sale Agreement of Real Property and Escrow Instructions, by and between GREIT-Hawthorne Plaza, LP, and TMG Partners, dated August 8, 2006 (included as Exhibit 10.12 to our Form 10-Q Quarterly Report filed on August 10, 2006 and incorporated herein by reference).
10.13		Agreement for Purchase and Sale of Real Property and Escrow Instructions between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated August 17, 2006 (included as Exhibit 10.1 to our Form 8-K Report filed on August 22, 2006 and incorporated herein by reference).
10.14		First Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated September 21, 2006 (included as Exhibit 10.1 to our Form 8-K Report filed on September 26, 2006 and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.