Form 10-K
period 2006-12-31
G REIT INC
filed 2007-03-20
CIK 1164246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-50261
G REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2362509 (I.R.S. Employer Identification No.)
1551 N. Tustin Avenue, Suite 200 Santa Ana, California 92705 (Address of principal executive offices)	92705 (zip code)

Registrant’s telephone number, including area code: (714) 667-8252

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

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

As of June 30, 2006, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $438,257,000 (based on the price for which each share was sold). No established market exists for the registrant’s shares of common stock.

As of March 20, 2007, there were 43,920,000 shares of common stock of G REIT, Inc. outstanding.

G REIT, Inc.
(A Maryland Corporation)

PART I

Item 1.	Business.

The use of the words “we,” “us” or “our” refers to G REIT, Inc. and its subsidiaries, including G REIT, L.P., our Operating Partnership, except where the context otherwise requires.

OUR COMPANY

We were incorporated on December 18, 2001 as G REIT, Inc. under the laws of the Commonwealth of Virginia and were qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. On September 27, 2004, G REIT, Inc. was reincorporated in the State of Maryland in accordance with the approval of our stockholders at the 2004 Annual Meeting of Stockholders. We were originally organized to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. As described below, on February 27, 2006, our stockholders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaging in an ongoing liquidation of our assets. As of December 31, 2006, we owned interests in 15 properties aggregating a total gross leaseable area, or GLA, of 3.6 million square feet, including interests in 14 consolidated office properties and one unconsolidated office property. As of December 31, 2006, 87.5% of the total GLA of our consolidated properties was leased and tenants with a government orientation occupied 32.4% of the total GLA.

We conduct business and own properties through G REIT, L.P., or our Operating Partnership, which was formed as a Virginia limited partnership in December 2001. As of December 31, 2006, we are the sole general partner of our Operating Partnership and have control over the affairs of our Operating Partnership. We own 100.0% of the equity interests therein, except for 100 incentive non-voting ownership units issued to Triple Net Properties, LLC, or Triple Net Properties, or our Advisor.

We are externally advised by Triple Net Properties which manages us pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement expired on July 22, 2005, and was not renewed for consecutive one-year terms. However, our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the Advisory Agreement. In view of the approval of our plan of liquidation by our stockholders discussed below, we do not intend to renew the existing Advisory Agreement for a one year term or execute a new advisory agreement. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our properties.

In the fourth quarter of 2006, NNN Realty Advisors Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson, our Chairman of the board of directors, is the founder of our Advisor, and the Chairman of the board of directors of NNN Realty Advisors and owns 25.9% of its outstanding common stock.

Our Advisor’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and its telephone number is (714) 667-8252. We make our periodic and current reports available on our Advisor’s web-site at www.1031nnn.com as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission, or the SEC. They are also available for printing by any stockholder upon request. We do not maintain our own website or have an address or telephone number separate from our Advisor. Since we pay fees to our Advisor for its services, we do not pay rent for the use of their space.

Plan of Liquidation

On December 19, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our stockholders at the Special Meeting of Stockholders held on February 27, 2006. Our plan of liquidation contemplates the orderly sale of all our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc. to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range were reasonable. In December 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated by us or reflected in Stanger’s opinion.

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differ from our expected net sales price, we will adjust our liquidation value accordingly.

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

Liquidation Progress During 2006 and 2007

•	In October 2006, we paid a special liquidating distribution of approximately $171,289,000, or $3.90 per share; and

•	We sold the following properties in 2006:

•	On July 18, 2006, we sold our 600 B St. (Comerica) property located in San Diego, California, to an unaffiliated third party for a sales price of $95,500,000;

•	On September 14, 2006, we sold our Hawthorne Plaza property located in San Francisco, California, to an unaffiliated third party for a sales price of $125,000,000;

•	On September 29, 2006, we sold our AmberOaks Corporate Center property located in Austin, Texas, to an unaffiliated third party for a sales price of $46,837,000;

•	On October 6, 2006, we sold our Brunswig Square property located in Los Angeles, California, to an unaffiliated third party for a sales price of $26,900,000;

•	On October 17, 2006 we sold our Centerpointe Corporate Park property located in Kent, Washington, to an unaffiliated third party for a sales price of $77,525,000;

•	On November 14, 2006, we sold our 5508 Highway 290 property located in Austin, Texas, to an unaffiliated third party for a sales price of $10,200,000;

•	On November 15, 2006, we sold our Department of Children and Family Campus property located in Plantation, Florida, to tenant in common, or TIC, investors managed by our Advisor for a sales price of $13,000,000;

•	On November 22, 2006, we sold our Public Ledger Building property located in Philadelphia, Pennsylvania, to an unaffiliated third party for a sales price of $43,000,000;

•	On December 15, 2006, we sold our Atrium Building property located in Lincoln, Nebraska, to an unaffiliated third party for a sales price of $5,805,000; and

•	On December 29, 2006, we sold our Gemini Plaza property located in Houston, Texas, to an unaffiliated third party for a sales price of $17,000,000

•	We have sold the following property in 2007:

•	On January 11, 2007, we sold our Two Corporate Plaza property located in Clear Lake, Texas, to an unaffiliated third party for a sales price of $18,000,000

•	We have contracted to sell the following properties in 2007:

•	On August 17, 2006, we entered into an agreement, as amended, to sell our One World Trade Center property located in Long Beach, California, to an unaffiliated third party for a sales price of $148,900,000

•	On March 1, 2007, we entered into an agreement to sell our One Financial Plaza property, located in St. Louis, Missouri, of which we own 77.63%, to an unaffiliated third party for a sales price of $47,000,000

•	On March 16, 2007, we entered into an agreement to sell our Opus Plaza at Ken Caryl property, located in Littleton, Colorado, to an unaffiliated third party for a sales price of $10,400,000

CURRENT INVESTMENT OBJECTIVES AND POLICIES

General

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

As of December 31, 2006, five of our properties were located in California, four in Texas and one in each of Delaware, Maryland, Missouri, Arizona and Colorado. Our consolidated properties were 87.5% leased as of December 31, 2006. Most of our leases are “gross” leases with terms of five years or more, usually providing for a base minimum annual rent with periodic increases. Our gross leases typically require that we pay all or a majority of the operating expenses, including real estate taxes, special assessments, utilities, insurance and building repairs related to the property. In addition, most of our government tenant leases may permit tenants to terminate under certain circumstances, including, for example, in the event of their failure to obtain financial appropriations or in the event of the termination or non-renewal of a material contract.

Disposition Strategies

In accordance with our plan of liquidation, we currently consider various factors when evaluating potential property dispositions. These factors include, without limitation, the following:

•	the ability to sell our properties at the highest possible price in order to maximize the return to our stockholders;

•	the ability of our buyers to finance the acquisition of our asset; and

•	the ability to complete the sales transactions within the timeframe of our plan of liquidation.

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

FINANCING POLICIES

We conduct substantially all of our investment and debt-financing activities through our Operating Partnership. To date, we have financed our investments through a combination of equity as well as secured debt. The terms of our credit facility, or Credit Facility, with LaSalle Bank National Association, or LaSalle, and secured notes contain various financial covenants which require satisfaction of certain total debt-to-asset ratios, secured debt-to-total-asset ratios, debt service coverage ratios, as well as other customary limitations. A primary objective of our financing policy is to manage our financial position to allow us to raise capital at competitive rates. As of December 31, 2006, 11 of our properties were subject to existing mortgages with an aggregate principal amount outstanding of $238,010,000 ($225,836,000 on a liquidation basis), consisting of $196,321,000 on a liquidation basis, or 86.9%, of fixed rate debt at a weighted-average interest rate of 5.32% per annum and $29,515,000 on a liquidation basis, or 13.1%, of variable rate debt at a weighted-average interest rate of 7.86% per annum. We utilize certain derivative financial instruments at times to limit interest rate risk. The fixed interest rates and the interest rate swap, cap and collar agreements on the variable interest rates limit the risk of fluctuating interest rates. The derivatives we enter into, and the only derivative transactions approved by our board of directors, are those which are used only for hedging purposes rather than speculation. If an anticipated hedged transaction does not occur, any positive or negative value of the derivative will be recognized immediately in net income. We did not have any derivative financial instruments as of December 31, 2006.

TAX STATUS

We have been organized and operated, and intend to continue to operate until our liquidation is complete, so as to qualify for taxation as a REIT under the Code. Our qualification and taxation as a REIT depends on our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity in stock ownership, numerous requirements established under highly technical and complex Code provisions subject to interpretation. As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent we distribute at least 100.0% of our REIT taxable income to our stockholders.

If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, we will also be disqualified for taxation as a REIT for the four taxable years following the year in which we lose our qualification. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

We expect to continue to qualify as a REIT until our dissolution, but given the change in the nature of our assets and in our sources of income that could result from dispositions of our real estate assets and the need to retain liquid assets in order to meet the liabilities, no assurance can be given that we will not lose or terminate our status as a REIT.

DISTRIBUTION POLICY

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90.0% of our taxable income (excluding capital gains) to our stockholders. Subsequent to March 31, 2006, all distributions have been in the form of liquidating distributions to our stockholders and recorded when approved. On October 11, 2006, we paid a special liquidating distribution of $171,289,000, or $3.90 per share, to our stockholders of record as of September 30, 2006. While the plan of liquidation provided that monthly liquidating distributions would terminate following the payment of liquidating distributions totaling $150,000,000, our board of directors has decided to continue the payment of monthly liquidating distributions at an annualized rate of 7.50% on the remaining share value of $6.10. Our board of directors will continue to evaluate the payment of regular monthly liquidating distributions on an on-going basis as more properties are sold and additional special liquidating distributions are paid to stockholders. We expect to satisfy the REIT distribution requirements through any liquidating distributions made pursuant to our plan of liquidation. Every payment of liquidating distributions will be subject to the availability of cash and the discretion of our board of directors.

COMPETITION

We compete with a considerable number of other real estate companies seeking to lease office space, some of which have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and the reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

When we sell our properties, we will be in competition with other sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds than our estimated liquidation proceeds.

As of March 20, 2007, we hold interests in properties located in California, Texas, Delaware, Missouri, Maryland, Illinois, Colorado and Arizona. Other entities managed by our Advisor also own property interests in some of the same regions in which we own property interests and such properties are managed by Realty. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by our Advisor or Realty. Our Advisor and Realty have interests that may vary from those we may have in such geographic markets.

GOVERNMENT REGULATIONS

Many laws and government regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with the Americans with Disabilities Act.  Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay liquidating distributions could be adversely affected.

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

Use of Hazardous Substances by Some of Our Tenants.  Some of our tenants may handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require the tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.

Other Federal, State and Local Regulations.  Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make liquidating distributions to our stockholders. We believe, based in part on engineering reports which we generally obtain at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay liquidating distributions could be adversely affected.

SIGNIFICANT TENANTS

As of December 31, 2006, none of our tenants accounted for 10.0% or more of our aggregate annual rental income. However, separate agencies of the General Services Administration had 11 leases at five of our consolidated properties which accounted for 15.2% of our aggregate annual rental income as of December 31, 2006.

Our ten largest tenants at our consolidated properties, based upon the aggregate annual contractual base rent set forth in leases in effect as of December 31, 2006, accounted for 44.1% of our aggregate annual rental income as of December 31, 2006. These tenants are:

•	Federal Deposit Insurance Corp., or FDIC, at Pacific Place, at 9.9%;

•	Jacobs Engineering at One Financial Plaza, at 6.1%;

•	General Services Administration (IRS) at North Pointe Corporate Center, at 4.9%;

•	American Honda Finance Corporation at Madrona Buildings, at 4.3%;

•	General Services Administration (U.S. Bankruptcy Court) at 824 Market Street, at 4.1%;

•	Southwestern Energy Production at North Belt, at 3.5%;

•	Stifel, Nicolaus and Company at One Financial Plaza, at 3.3%;

•	Navcom Technology, Inc. at Madrona Buildings, at 3.0%;

•	General Services Administration (U.S. Customs) at One World Trade Center, at 2.9%; and

•	Federal Bureau of Investigation, or FBI, at One World Trade Center, at 2.1%.

The loss of these above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

We are also subject to a concentration of regional economic exposure as 42.4% and 31.3% of our aggregate annual base rental income is generated by our consolidated properties located in California and Texas, respectively. Regional economic downturns in California and Texas could adversely impact our operations.

EMPLOYEES

We have no employees and our executive officers are all employees of our Advisor or its affiliates. Substantially all of our work is performed by employees of our Advisor and its affiliates.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

We internally evaluate all of our properties as one industry segment, and, accordingly, we do not report segment information.

Item 1A.	Risk Factors.

Risks Associated with Our Liquidation

We may delay or reduce our liquidating distributions to our stockholders.

As of March 17, 2007, we estimate that our net proceeds from liquidation will be approximately $481,521,000 (of which approximately $192,782,000 has already been paid to our stockholders) and we expect that our stockholders will receive approximately $10.96 per share in liquidating distributions (of which $4.39 per share has already been paid to our stockholders), which we anticipate paying within 24 months after our adoption of our plan of liquidation (that is, February 27, 2008). However, our expectations about the amount of liquidating distributions to our stockholders that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be more or less than we currently estimate. In addition, the liquidating distributions to our stockholders may be paid later than we predict.

If we are unable to find buyers for our assets at our expected sales prices, our liquidating distributions may be delayed or reduced.

As of March 20, 2007, three of our 15 property interests are subject to binding sale agreements providing for their sale. In calculating our estimated range of liquidating distributions to our stockholders, we assumed that we would be able to find buyers for our properties at amounts based on our estimated range of market values for each property. However, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s market value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating payments to our stockholders would be delayed or reduced. Furthermore, the projected liquidating distribution to our stockholders is based upon the market value for each property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from each property may also be affected by the terms of prepayment or assumption costs associated with debt encumbering each property. In addition, minority ownership matters, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net liquidation proceeds from those assets.

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

Any reduction in the value of our properties would make it more difficult for us to sell our assets for the amounts that we have estimated. Reductions in the amounts that we receive when we sell our assets could decrease or delay the payment of liquidating distributions to stockholders.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions to our stockholders may be delayed or reduced.

In calculating our estimated liquidating distributions to our stockholders, we assumed that we would maintain the occupancy rates of currently-leased space, that we would be able to rent certain currently available space at market rents and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the resale value of the properties, which would reduce our liquidating distributions to our stockholders. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions to our stockholders will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us which could decrease or delay the payment of liquidating distributions to our stockholders.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our stockholders may be delayed or reduced.

Before making the final liquidating distribution to our stockholders, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, and all other costs and all valid claims of our creditors. Our board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our board of directors may also decide to establish a reserve fund to pay these contingent claims. The amounts of transaction costs in the liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our projected liquidating distributions to our stockholders. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation value may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions to our stockholders may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our stockholders may be delayed or reduced.

If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions to our stockholders may be delayed or reduced.

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

We value our status as a REIT under the Code because for so long as we qualify as a REIT and distribute all of our taxable income, we generally would not be subject to federal income tax. While our board of directors does not presently intend to terminate our REIT status prior to the final distribution of our assets and our dissolution, pursuant to our plan of liquidation, our board of directors may take actions which would result in such a loss of REIT status. Upon the final distribution of our assets and our dissolution, our existence and our REIT status will terminate. However, there is a risk that our actions in pursuit of our plan of liquidation may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT. For example, to qualify as a REIT, at least 75.0% of our gross income must come from real estate sources and 95.0% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We may encounter difficulties satisfying these requirements as part of the liquidation process. In addition, in selling our assets, we may recognize ordinary income in excess of the cash received, especially after deducting from those cash proceeds any amounts that we are contractually obligated to immediately repay to the lenders under any credit facility. The REIT rules require us to pay out a large portion of our ordinary income in the form of a dividend to stockholders. However, to the extent that we recognize ordinary income without any cash available for distribution to our stockholders, and if we are unable to borrow to fund the required dividend or find another alternative way to meet the REIT distribution requirements, we may cease to qualify as a REIT. While we expect to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):

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

We generally are not subject to federal income tax to the extent that we distribute to our stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year. However, we are subject to federal income tax to the extent that our taxable income exceeds the amount of dividends paid to our stockholders for the taxable year. In addition, we are subject to a 4.0% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85.0% of our ordinary income for that year, plus 95.0% of our capital gain net income for that year, plus 100.0% of our undistributed taxable income from prior years. While we intend to make liquidating distributions to our stockholders sufficient to avoid the imposition of any federal income tax on our taxable income and the imposition of the excise tax, differences in timing between the actual receipt of income and actual payment of deductible expenses, and the inclusion of such income and deduction of such expenses in arriving at our taxable income, could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay federal income and excise taxes. The cost of borrowing or the payment of federal income and excise taxes would reduce the funds available for distribution to our stockholders.

The sale of our assets may cause us to be subject to a 100.0% excise tax on “prohibited transactions,” which would reduce the amount of our liquidating distributions.

REITs are subject to a 100.0% excise tax on any gain from “prohibited transactions,” which include sales or other dispositions of assets held for sale to customers in the ordinary course of the REIT’s trade or business. The determination of whether property is held for sale to customers in the ordinary course of our trade or business is inherently factual in nature and, thus, cannot be predicted with certainty. The Code does provide a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions, but we may not be able to satisfy these conditions. While we do not believe that any of our properties should be considered to be held for sale to customers in the ordinary course of our trade or business, because of the substantial number of properties that would have to be sold and the active marketing that would be necessary, there is a risk that the Internal Revenue Service would seek to treat some or all of the property sales as prohibited transactions, resulting in the payment of taxes by us as described above, in which case the amount available for distribution to our stockholders could be significantly reduced.

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

Our Advisor is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could harm our Advisor’s ability to perform its duties to us and/or delay the payment of liquidating distributions to our stockholders under our plan of liquidation. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs which could adversely affect our Advisor’s performance to us. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

If we are unable to retain our Advisor and our executives to complete our plan of liquidation, our liquidating distributions might be delayed or reduced.

Our day-to-day operations are managed by our Advisor. We have no employees and our executive officers are all employees of our Advisor or its affiliates. We face the risk that we may lose the services of our Advisor and consequently our executive officers. The Advisory Agreement with our Advisor expired on July 22, 2005. Our Advisor proposed that we bear additional costs under the terms of any new advisory agreement to reflect current market rates in our sector; however, in connection with the approval of our plan of liquidation by our stockholders, our Advisor’s then Board of Managers has agreed to continue to provide such services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. However, we have no binding agreement with our Advisor to continue to provide services pursuant to the expired Advisory Agreement and thus face the risk that our Advisor will not continue to provide services to us. If we are unable to retain the services of our Advisor throughout the period of the liquidation process, we may be unable to complete our plan of liquidation in as expeditious a manner as might otherwise be the case or on terms as favorable to us as our Advisor may be able to do so, because of the loss of our Advisor’s experience and familiarity with our assets and business. In addition, we would also incur transitional costs if we were either to become self-managed or enter an advisory relationship with a new advisor.

Even if we are able to retain the services of our Advisor throughout the period of the liquidation process, our ability to complete our plan of liquidation in a timely manner also depends on the continued services of our executive officers. Our ability to complete any sales, to locate qualified buyers for our other assets and to negotiate and complete any such sales, depends to a large extent upon the experience and abilities of our executive officers, including, without limitation, Scott D. Peters and Andrea R. Biller, their familiarity with our assets, our counter-parties to any sale agreements and the market for our properties, and their ability to efficiently manage the professionals in the process as well as our Advisor. We face the risk that our Advisor or its affiliate’s employees may seek other employment rather than remain with our Advisor or its affiliate throughout the period of the liquidation process. If our Advisor is unable to retain appropriate qualified key executives and staff to complete our plan of liquidation in a reasonably expeditious manner, liquidating distributions to our stockholders might be delayed or reduced. Furthermore, the fees to be paid to our Advisor pursuant to the Advisory Agreement are based in part upon the value of our assets managed by our Advisor. As we sell our properties during the period of the liquidation process, our Advisor’s fees for managing our portfolio of properties will decrease. Accordingly, we face the risk that our Advisor will reassign certain of our executive officers to the management of other entities advised by our Advisor, and/or that our Advisor may reduce the number or the amount of resources dedicated to the management of our properties as we sell our assets during the period of the liquidation process. Moreover, we face the risk that our Advisor will not continue to provide services to us if we transfer of our assets to a liquidating trust. If we lose the services of our executive officers or if we do not have sufficient resources dedicated to our management, we may be unable to complete our plan of liquidation in as expeditious a manner as we anticipate and, therefore, any liquidating distributions received by our stockholders may be delayed and/or reduced.

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

Based on the approval of our plan of liquidation, we are committed to winding-up our operations. This may adversely affect the value that a potential acquirer might place on us or put pressure on us to sell our remaining assets at or below the low end of the estimated range, which would reduce the amount of liquidating distributions to our stockholders.

There can be no assurance that our plan of liquidation will result in greater returns to our stockholders on their investment within a reasonable period of time than our stockholders would receive through other alternatives reasonably available to us at this time.

Our stockholders will no longer participate in any future earnings or growth of our assets or benefit from any increases in the value of our assets once such assets are sold. While our board of directors and the special committee each believed that a liquidation at this time would be more likely to provide our stockholders with a greater return on their investment within a reasonable period of time, than our stockholders would receive through other alternatives reasonably available to us, such belief relied on certain assumptions and judgments concerning future events which may be unreliable or incorrect.

Our board of directors may amend our approved plan of liquidation without further stockholder approval.

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

Our directors will have the authority to sell any and all of our assets on such terms and to such parties as our board of directors determines in its sole discretion. Our stockholders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales. Accordingly, our stockholders must rely solely on our judgment with respect to the sale process and our judgment may not always be the best judgment when evaluating in hind sight.

Approval of our plan of liquidation may lead to stockholder litigation which could result in substantial costs and distract our management.

Historically, extraordinary corporate actions by a company, such as our plan of liquidation, sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of our plan of liquidation. As of March 20, 2007, no such lawsuits relative to our plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert management’s attention from implementing our plan of liquidation and otherwise operating our business. If we do not prevail in any such a lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages, however, if applicable, they may be significant and may reduce our cash available for distribution to our stockholders.

Our officers and directors and our Advisor have conflicts of interest that may influence their implementation of our plan of liquidation and may cause them to manage our liquidation in a manner not solely in the best interests of our stockholders.

Some of our officers and directors and our Advisor have interests in the liquidation that are different from our stockholders’ interests as a stockholder. Our board of directors is aware of these actual and potential conflicts of interest. Some of the conflicts of interest presented by the liquidation are summarized below.

Four of our executive officers are executive officers of our Advisor and all of our executive officers are employed and compensated by our Advisor or its parent company, NNN Realty Advisors. Moreover, Anthony W. Thompson, the Chairman of our board of directors, is the founder of our Advisor and the Chairman of the board of directors of NNN Realty Advisors. NNN Realty Advisors owns 100% of the equity interest in our Advisor. Mr. Thompson, our executive officers and executive officers of our Advisor collectively own approximately 35.0% of the equity interest in NNN Realty Advisors as of December 31, 2006.

Our Advisor or its affiliates receive compensation under the Advisory Agreement, including fees for disposing of our interests in our consolidated and unconsolidated properties. Our Advisor has engaged Realty, an affiliate of our Advisor, to provide various services to us in connection with our properties, including disposing of our remaining properties. In accordance with our plan of liquidation, our Advisor or Realty will be paid to liquidate our assets pursuant to the Advisory Agreement. Based on the estimated sales prices of our properties as of December 31, 2006, we estimate that we will pay fees to Realty or its affiliates of approximately $7,189,000 for disposing of our property interests during liquidation. Our Advisor or Realty also have agreements with certain affiliated co-owners of our properties, pursuant to which our Advisor will also receive fees for the disposition of the affiliated co-owners’ interests in the properties. Based on our estimated sales prices as of December 31, 2006, we estimate that the total fees that will be received by our Advisor or Realty from the affiliated co-owners will be approximately $1,884,000, which includes the fees to be received by our Advisor under the Advisory Agreement. Moreover, if we sell one or more of our properties to an affiliate of our company or an affiliate of our Advisor, our Advisor and Realty may receive additional fees from the purchaser of the property.

Our Advisor owns 23,138 shares of our common stock, and, therefore, in accordance with our plan of liquidation, based on the net assets in liquidation as of December 31, 2006, plus liquidating distributions to our stockholders through December 31, 2006, will be entitled to receive approximately $254,000 in liquidating distributions. These estimates include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

Our executive officers and non-independent director own a total of 26,175 shares of our common stock, and, therefore, in accordance with our plan of liquidation, based on the net assets in liquidation as of December 31, 2006, plus liquidating distributions to our stockholders through December 31, 2006, will be entitled to receive approximately $287,000 in liquidating distributions. These estimates include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

As of February 27, 2006, our independent directors owned a total of 55,000 vested shares of restricted common stock granted pursuant to our 2004 incentive award plan and, therefore, in accordance with our plan of liquidation, based on the net assets in liquidation as of December 31, 2006, plus liquidating distributions to our stockholders through December 31, 2006, will be entitled to receive approximately $603,000 in liquidating distributions. These estimates include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows. As of February 27, 2006, all outstanding stock options issued pursuant to our independent director and officer and employee stock options plans were terminated and forfeited.

Our independent directors will become entitled to receive milestone payments, if they remain a member of our board of directors and the special committee, of $25,000 on each of December 31, 2006 and December 31, 2007, as well as a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per share to our stockholders. Assuming that these directors receive the maximum amount of milestone payments, they will each receive aggregate payments of up to $100,000.

We will pay Scott D. Peters, our Chief Executive Officer and President, and Andrea R. Biller, our Executive Vice President and Secretary, retention bonuses of $50,000 and $25,000, respectively, upon the filing of each of our annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. As of December 31, 2006, Mr. Peters and Ms. Biller have received retention bonuses of $200,000 and $100,000 from us, respectively. Additionally, our Advisor will pay to each of Scott D. Peters and Andrea R. Biller a performance-based bonus of $100,000 upon the receipt by our Advisor of net commissions aggregating $5,000,000 or more from the sale of our properties. As of December 31, 2006, Mr. Peters and Ms. Biller have not received their performance-based bonuses of $100,000 each from our Advisor.

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

Our Advisor also owns 100 non-voting incentive performance units in the Operating Partnership. These incentive units entitle our Advisor to receive certain incentive distributions from net proceeds from the sale of our properties after our stockholders have received their invested capital, as defined in our Operating Partnership Agreement, plus an 8.0% return on such invested capital. After the sale of the Operating Partnership’s assets, and payment of, or adequate provision for, the debts and obligations of the Operating Partnership, our Advisor will receive an incentive performance distribution between approximately $0 and $9,070,000. Based on the valuation of our portfolio as of December 31, 2006 we have reserved for an estimated incentive fee distribution to our Advisor of $3,226,000.

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

The REIT provisions of the Code generally require that each year we distribute as a dividend to our stockholders 90.0% of our REIT taxable income. Under certain provision of the Code, our liquidating distributions to our stockholders will not qualify as dividends for this purpose unless, among other things, we make such distributions within 24 months after the adoption of our plan of liquidation. Although we anticipate that we will meet this timetable, conditions may arise which cause us not to be able to liquidate within such 24-month period. For instance, it may not be possible to sell our assets at acceptable prices during such period. In such event, rather than retain our assets and risk losing our status as a REIT, we may elect to contribute our remaining assets and liabilities to a liquidating trust in order to meet the 24-month requirement. We may also elect to contribute our remaining assets and liabilities to a liquidating trust within such 24-month period to avoid the costs of operating as a public company. Such a contribution would be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, a stockholder would recognize gain to the extent his share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder’s basis in his stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability. In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder’s gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the Code.

Our adoption of our plan of liquidation caused our accounting basis to change, which could require us to write-down our assets.

Due to the adoption of our plan of liquidation, we must change our basis of accounting from the going-concern basis to that of the liquidation basis of accounting.

In order for our financial statements to be in accordance with generally accepted accounting principles, or GAAP, under the liquidation basis of accounting, all of our assets must be stated at their estimated net realizable value and all of our liabilities must be recorded at the estimated amounts at which the liabilities are expected to be settled. Based on the most recent available information, we may make liquidating distributions to our stockholders that exceed the carrying amount of our net assets. However, we cannot assure our stockholders what the ultimate amounts of such liquidating distributions will be. Therefore, there is a risk that the liquidation basis of accounting may entail write-downs of certain of our assets to values substantially less than their respective carrying amounts, and may require that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation.

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

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from making liquidating distributions to our stockholders under our plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to stockholders and/or holders of beneficial interests of the liquidation trust under our plan of liquidation.

We may have underestimated the amount of prepayment fees or defeasance charges on our mortgages.

In calculating our estimated net liquidation value range and our estimated per share distribution range, we have assumed that the purchasers of our properties will assume certain mortgages on the underlying property, which contain penalties in the event of the prepayment of those mortgages. The sale of our properties pursuant to our plan of liquidation will trigger these penalties unless the purchasers assume (and/or are allowed to assume) the corresponding mortgage. We may be unsuccessful in negotiating the assumption of any underlying mortgages in the sale of any of our properties, which could negatively affect the amount of cash available for distribution to our stockholders pursuant to our plan of liquidation. As of December 31, 2006, the total amount of prepayment fees or defeasance charges on our mortgages, which we may be liable for, is approximately $5,604,000.

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

While we are not aware of any material non-compliance with the Sarbanes-Oxley Act and related laws and regulations, we were formed prior to the enactment of these corporate governance standards and as a result we did not have all necessary procedures and policies in place at the time of their enactment. Any failure to comply with the Sarbanes-Oxley Act could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of liquidating distributions to our stockholders under our plan of liquidation.

RISKS OF OUR BUSINESS

Erroneous disclosures in the prior performance tables in our initial and second public offering documents could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations.

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

We face significant competition from other owners, operators and developers of office properties. All or substantially all of our properties face competition from similar properties owned by others in the same markets. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions than we provide to our tenants. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely impact our results of operations, liquidity and financial condition, which could reduce liquidating distributions to our stockholders. As we dispose of each of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the sale or result in us not being able to sell the property due to the lack of an acceptable return.

We depend upon our tenants to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for distribution to our stockholders.

Our investments in office properties are subject to varying degrees of risk that generally arise from the ownership of real estate. The value of our properties and the ability to make distributions to our stockholders depend upon the ability of the tenants at our properties to generate enough income in excess of their operating expenses to make their lease payments to us. Changes beyond our control may adversely affect our tenants’

ability to make their lease payments to us and, in such event, would substantially reduce both our income from operations and our ability to make distributions to our stockholders. These changes include, among others, the following:

•	downturns in national, regional or local economic conditions where our properties are located, which generally will negatively impact the demand for office space and rental rates;

•	changes in local market conditions such as an oversupply of office properties, including space available by sublease, or a reduction in demand for the lease of office properties, making it more difficult for us to lease space at attractive rental rates or at all;

•	competition from other available office properties owned by others, which could cause us to lose current or prospective tenants or cause us to reduce rental rates to competitive levels;

•	our ability to pay for adequate maintenance, insurance, utility, security and other operating costs, including real estate taxes and debt service payments, that are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a property; and

•	changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.

Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations to us, or an early termination of a lease as a result of a tenant default or otherwise could, depending upon the size of the leased premises and our Advisor’s ability to successfully find a substitute tenant, have a material adverse effect on our revenues and cash available for distribution to its members. Moreover, as of December 31, 2006, rent paid by the ten largest tenants at our consolidated properties represented 44.1% of our annualized revenues. The revenues generated by the properties these tenants occupy is substantially dependent on the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these large tenants may result in the failure or delay of such tenants’ rental payments which may have an adverse impact on our financial performance and our ability to pay liquidating distributions to our stockholders.

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

Our portfolio lacks geographic diversity, as we own a majority of our properties in two states: California and Texas. This geographic concentration of properties exposes us to economic downturns in these regions. A recession in either of these states could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of properties. In addition, our properties may face competition in either of these states from other properties owned, operated or managed by our Advisor or its affiliates or third parties. Our Advisor or its affiliates have interests that may vary from our interests in such states.

Our properties depend upon the California and Texas economies and the demand for office space.

As of December 31, 2006, we had a 42.4% and 31.3% concentration of tenants in our California and Texas properties, respectively, based on aggregate annual rental income. We are susceptible to adverse developments in California and Texas (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, California and Texas state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national, California and Texas office space market (such as oversupply of or reduced demand for office space). In addition, the State of California continues to address issues related to budget deficits, shortages of electricity, interruptions in power service, increased energy costs, and the continued solvency of its utility companies, any or all of which may create the perception that the State is not able to effectively manage itself, in turn reducing demand for office space in California. The State of California is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse economic or real estate developments in California and Texas, or any decrease in demand for office space resulting from California’s regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, and our ability to satisfy our debt service obligations and to pay liquidating distributions to our stockholders. We cannot assure the continued growth of the California and Texas economies or the national economy or our future growth rate.

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

There is currently no public market for our common stock. Therefore, it will likely be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares in a fully liquid manner, our stockholders may elect to do so at a substantial discount from the price they paid for these matters.

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

Our use of borrowings to partially fund improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow. Additionally, restrictive covenants in our loan documents may restrict our operating or acquisition activities.

We rely on borrowings to partially fund the costs of capital expenditures and other items. As of December 31, 2006, we had $335,318,000 of debt outstanding related to properties in which we have interests, which includes our consolidated and unconsolidated properties. Based upon our interest in such properties, our aggregate debt approximates $255,028,000 (on a liquidation basis) as of December 31, 2006. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

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

If we materially breach such covenants or obligations in our debt agreements, the lender may, including, without limitation, seize our income from the property securing the loan or legally declare a default on the loan obligation, require us to repay the debt immediately and foreclose on the property securing the loan. If we were to breach such covenants or obligations, we may then have to sell properties either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of properties through foreclosure. Additionally, if the lender were to seize our income from the property securing the loan, we would no longer have any discretion over the use of the income, which may adversely impact our ability to fund our liquidating distribution and, thus may cause us to fail to satisfy the REIT distribution requirements.

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

We depend on the U.S. government for a significant portion of our revenues. Any failure by the U.S. government to perform its obligations or renew its leases upon expiration may harm our cash flow and ability to pay liquidating distributions.

Rent from our government tenants represented 39.1% of our revenues from consolidated properties for the year ended December 31, 2006. In addition, our government tenants leased 37.0% of our total leased square feet of properties as of December 31, 2006. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenues and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may cause us to find another tenant. We cannot assure our stockholders that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms.

An increase in the operating costs of our government-leased properties would harm our cash flow and ability to pay liquidating distributions.

Leased properties in which the tenant is wholly responsible for any increases in operating costs that apply to the property are not typical of the leases entered into through the General Services Administration, or GSA, the principal leasing agency of the federal government. Under present practice, most GSA leases only cover increases in real estate taxes above a base amount and these GSA leases also increase that portion of the rent applicable to other operating expenses by an agreed upon percentage based upon the Consumer Price Index. Typically, operating expenses in these leases do not include insurance cost. To the extent operating costs other than real estate taxes and insurance increase at a rate greater than the specified percentage, our cash flow would be harmed and our ability to pay liquidating distributions to our stockholders may be harmed.

Since our cash flow is not assured, we may not pay distributions in the future.

Our ability to pay distributions, including liquidating distributions to our stockholders, may be adversely affected by the risks described herein. We cannot assure our stockholders that we will be able to pay distributions in the future at the same level or at all. We also cannot assure our stockholders that the level of our distributions will increase over time or the receipt of income from additional property acquisitions will necessarily increase our cash available for distribution to our stockholders.

Our board of directors may alter our investment policies at any time without stockholder approval.

Our board of directors may alter our investment policies at any time without stockholder approval. Changes to these policies may adversely affect our financial performance and our ability to maintain or pay liquidating distributions to our stockholders.

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

The conflicts of interest of our Advisor’s officers with us means we may not be managed by our Advisor solely in the best interests of our stockholders.

Our Advisor’s officers have conflicts of interest relating to the management of our business and properties. Accordingly, those parties may make decisions or take actions based on factors other than in the sole best interest of our stockholders. Our Advisor also advises T REIT, Inc., NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC, NNN Apartment REIT, Inc. and NNN Healthcare/Office REIT, Inc. and other private TIC programs and other programs that may compete with us or otherwise have similar business interests and/or investment objectives. Some of our Advisor’s executives also serve as officers and directors of T REIT, Inc., NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC, NNN Apartment REIT, Inc. and NNN Healthcare/Office REIT, Inc. Mr. Thompson, our Chairman of the board of directors, our executive officers and executive officers of our Advisor collectively own approximately 35.0% of NNN Realty Advisors. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their fiduciary obligations to us and their fiduciary obligations to, and pecuniary interests in, our Advisor and its affiliated entities. These conflicts of interest could:

•	limit the time and services that our Advisor devotes to us, because it will be providing similar services to T REIT, Inc., NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC, NNN Apartment REIT, Inc., NNN Healthcare/Office REIT, Inc. and other real estate programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our Advisor and its affiliates; and

•	impair our ability to compete for the disposition of properties with other real estate entities that are also advised by our Advisor and its affiliates and seeking to dispose of properties at or about the same time as us.

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

If we fail to qualify as a REIT, we will be taxed as a regular corporation, and distributions to our stockholders will not be deductible in computing our taxable income. The resulting corporate income tax liabilities could materially reduce the distributable cash flow to our stockholders and funds available for reinvestment. Moreover, we might not be able to elect to be treated as a REIT for the next four taxable years after the year during which we ceased to qualify as a REIT. In addition, if we later requalified as a REIT, we might be required to pay a full corporate-level tax on any unrealized gains in our assets as of the date of requalification and to make distributions to our stockholders equal to any earnings accumulated during the period of non-REIT status. Subject to the plan of liquidation, if we do not maintain our status as a REIT, we will not be required to make distributions to our stockholders in accordance with the REIT provisions of the Code.

We may not be able to meet, or we may need to incur borrowings that would otherwise not be incurred to meet, REIT minimum distribution requirements.

In order to qualify and maintain our qualification as a REIT, we are required to distribute to our stockholders at least 90.0% of our annual ordinary taxable income. In addition, the Code will subject us to a 4.0% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85.0% of our ordinary income for that year, (ii) 95.0% of our capital gain net income for that year, and (iii) 100.0% of our undistributed taxable income from prior years.

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

Differences in timing between the actual receipt of income and actual payment of deductible expenses and the inclusion of such income and deduction of such expenses when determining our taxable income, as well as the effect of nondeductible capital expenditures, the creation of reserves or required debt amortization payments, could result in our having taxable income that exceeds cash available for distribution to our stockholders.

In view of the foregoing, we may be unable to meet the REIT minimum distribution requirements and/or avoid the 4.0% excise tax described above. In certain cases, we may decide to borrow funds in order to meet the REIT minimum distribution and/or avoid the 4.0% excise tax even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations.

We may be harmed by changes in laws, including tax laws applicable to REITs, or the reduced 15.0% tax rate on certain corporate dividends.

Changes to the laws and regulations affecting us, including changes to securities laws and changes to the Code applicable to the taxation of REITs may harm our business. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us and our stockholders, potentially with retroactive effect.

Generally, distributions paid by REITs are not eligible for the 15.0% U.S. federal income tax rate on certain corporate dividends, with certain exceptions. The more favorable treatment of regular corporate dividends could cause domestic non-corporate investors to consider stocks of other corporations that pay dividends as more attractive relative to stocks of REITs. It is not possible to predict whether the reduced 15.0% tax rate on certain corporate dividends will affect the value of our common stock or what the effect will be.

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

Item 2.	Properties.

As of December 31, 2006, we owned 14 consolidated office properties located in seven states with an aggregate GLA of 3.0 million square feet. We also owned an interest in one unconsolidated office property located in Illinois with an aggregate GLA of 525,000 square feet. As of December 31, 2006, 32.4% of the aggregate GLA of our consolidated properties was leased to government-oriented tenants.

The following table presents certain additional information about our consolidated properties as of December 31, 2006:

							% Total		Annual
		GLA	% of	%	Date	Annual	of Annual	Physical	Rent per
Property	Property Location	(Sq Ft)	GLA	Owned	Acquired	Rent(1)	Rent	Occupancy(2)	Sq Ft(3)

Two Corporate Plaza	Clear Lake, TX	161,000	5.3%	100.0%	11/27/02	$2,298,000	4.5%	91.9%	$15.50
Bay View Plaza	Alameda, CA	61,000	2.0	97.7	07/31/03	608,000	1.2	41.6	23.74
North Pointe Corporate Center	Sacramento, CA	133,000	4.4	100.0	08/11/03	3,055,000	6.0	87.8	26.13
824 Market St.	Wilmington, DE	203,000	6.7	100.0	10/10/03	4,045,000	8.0	81.3	24.53
Sutter Square Galleria	Sacramento, CA	61,000	2.0	100.0	10/28/03	1,228,000	2.4	97.3	20.66
One World Trade Center	Long Beach, CA	573,000	18.8	100.0	12/05/03	11,942,000	23.5	86.8	23.99
Madrona Buildings	Torrance, CA	211,000	6.9	100.0	03/31/04	4,719,000	9.3	87.0	25.67
North Belt Corporate Center	Houston, TX	157,000	5.2	100.0	04/08/04	2,526,000	5.0	99.9	16.16
Pacific Place	Dallas, TX	324,000	10.6	100.0	05/26/04	5,036,000	9.9	99.7	15.58
Western Place I & II	Fort Worth, TX	430,000	14.1	78.5	07/23/04	6,050,000	11.9	82.4	17.09
One Financial Plaza	St. Louis, MO	434,000	14.3	77.6	08/06/04	6,095,000	12.0	85.2	16.48
Pax River Office	Lexington Park, MD	172,000	5.7	100.0	08/06/04	1,891,000	3.7	81.9	13.41
Opus Plaza at Ken Caryl	Littleton, CO	62,000	2.0	100.0	09/12/05	777,000	1.5	100.0	12.51
Eaton Freeway	Phoenix, AZ	62,000	2.0	100.0	10/21/05	570,000	1.1	100.0	9.16

Totals		3,044,000				$50,840,000		87.5%	$19.07

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2006.

(2)	As of December 31, 2006, approximately 87.5% of the total GLA in our consolidated properties was leased.

(3)	Average annual rent per occupied square foot as of December 31, 2006.

The following information generally applies to the properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	prior to the adoption of our plan of liquidation, depreciation was provided on a straight-line basis over the estimated useful lives of the buildings, ranging primarily from 15 to 39 years and over the shorter of the lease term or useful lives of the tenant improvements. Properties cease to be depreciated under the liquidation basis of accounting.

G REIT, Inc.

The following is a summary of our organizational structure and the properties we own and hold interests in as of December 31, 2006:

The following is a summary of our ownership information for the properties in which we own less than a 100.0% interest:

Congress Center Ownership

The following is a summary of our relationships with entities with ownership interests in Congress Center as of December 31, 2006:

Bay View Plaza Ownership

The following is a summary of our relationships with entities with ownership interests in Bay View Plaza as of December 31, 2006:

Western Place I & II Ownership

The following is a summary of our relationships with entities with ownership interests in Western Place I & II as of December 31, 2006:

One Financial Plaza Ownership

The following is a summary of our relationships with entities with ownership interests in One Financial Plaza as of December 31, 2006:

Lease Expiration Table

The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at our consolidated properties as of December 31, 2006, by number, square feet, percentage of leased area and annual base rent.

					% of Total
		Total Sq.		Annual Rent	Annual Rent
	Number	Ft. of	% of Leased Area	Under	Represented by
	of Leases	Expiring	Represented by	Expiring	Expiring
Year Ending December 31	Expiring	Leases	Expiring Leases	Leases	Leases(1)

2007	31	692,000	26.3%	$12,202,000	24.0%
2008	24	131,000	5.0	2,520,000	5.0
2009	39	283,000	10.8	5,471,000	10.8
2010	35	264,000	10.0	5,330,000	10.5
2011	22	274,000	10.4	4,428,000	8.7
2012	17	568,000	21.6	9,853,000	19.4
2013	6	132,000	5.0	3,500,000	6.9
2014	4	80,000	3.0	1,118,000	2.2
2015	7	171,000	6.5	4,077,000	8.0
2016	5	36,000	1.4	823,000	1.6
Thereafter	—	—	—	—	—

Total	190	2,631,000	100.0%	$49,322,000	97.1%

(1)	The annual rent percentage is based on the total annual base rent as of December 31, 2006, which, in addition to leases with scheduled expirations as included in this table, include certain tenants that have leases extended on a monthly basis.

Concentration of Tenants

The following table sets forth information as to the ten largest tenants at our consolidated properties as of December 31, 2006, based upon aggregate annual rental income.

			% of
		Current	Total
		Annual Base	Rental	Rentable	Lease	Renewal
Lessee	Property	Rent	Income	Square Feet	Expiration	Options

FDIC(*)	Pacific Place	$5,019,000	9.9%	321,000	11/30/2007	None
Jacobs Engineering	One Financial Plaza	3,124,000	6.1	178,000	09/30/2012	One 5 year
GSA (IRS)(*)	North Pointe Corporate Center	2,490,000	4.9	92,000	08/17/2007	None
American Honda Finance Corp	Madrona Buildings	2,198,000	4.3	87,000	03/31/2015	One 5 year
GSA (U.S. Bankruptcy Court)(*)	824 Market Street	2,069,000	4.1	69,000	08/05/2013	None
SW Energy Production	North Belt	1,795,000	3.5	106,000	12/21/2012	Two 5 year
Stifel, Nicolaus and Company	One Financial Plaza	1,696,000	3.3	98,000	04/30/2011	Two 5 year
Navcom Technology, Inc.	Madrona Buildings	1,531,000	3.0	53,000	07/31/2010	Two 5 year
GSA (U.S. Customs)(*)	One World Trade Center	1,478,000	2.9	51,000	09/30/2012	None
FBI(*)	One World Trade Center	1,093,000	2.1	30,000	06/30/2012	None

		$22,493,000	44.1%	1,085,000

(*)	Government entity or government contractor.

Geographic Diversification; Concentration Table

The following table lists, in alphabetical order, the states in which our consolidated properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2006.

					Approximate
		Aggregate	Approximate	Current	% of
	No. of	Rentable	% of Rentable	Annual Base	Aggregate
State	Properties	Square Feet	Square Feet	Rent	Annual Rent

Arizona	1	62,000	2.0%	$570,000	1.1%
California	5	1,039,000	34.1	21,552,000	42.4
Colorado	1	62,000	2.0	777,000	1.5
Delaware	1	203,000	6.7	4,045,000	8.0
Maryland	1	172,000	5.7	1,891,000	3.7
Missouri	1	434,000	14.3	6,095,000	12.0
Texas	4	1,072,000	35.2	15,910,000	31.3

Total	14	3,044,000	100.0%	$50,840,000	100.0%

Indebtedness

As of December 31, 2006, we had secured mortgage loans outstanding on 11 of our consolidated properties, representing aggregate indebtedness in the principal amount of $238,010,000 ($225,836,000 on a liquidation basis) consisting of $196,321,000 on a liquidation basis, or 86.9%, of fixed rate debt at a weighted-average interest rate of 5.32% per annum and $29,515,000 on a liquidation basis, or 13.1%, variable rate debt at a weighted-average interest rate of 7.86% per annum. As of December 31, 2006, we did not have any advances outstanding under our Credit Facility. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 9 — “Mortgage Loans Payable” and 10 — “Credit Facility and Other Debt” to the consolidated financial statements included with this report.

Item 3.	Legal Proceedings.

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

Our Advisor is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could materially adversely affect our Advisor’s ability to perform its duties to us and/or delay the payment of liquidating distributions to our stockholders under our plan of liquidation. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs which could adversely affect our Advisor’s performance to us. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5.

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

Litigation

To our knowledge, there are no material pending legal proceedings, other than routine litigation incidental to our business to which we are a party or of which certain of our properties are subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Stockholders

As of March 20, 2007, we had 14,000 stockholders of record.

Distributions

During the years ended December 31, 2006 and 2005, we paid monthly cash distributions to the holders of our common stock at an annual rate of $0.750 per share (7.50% based on a $10.00 purchase price through October 2006 and a $6.10 per share value remaining subsequent to October 2006). The declaration of distributions was at the discretion of our board of directors who determined the amount of distributions on a regular basis. On October 11, 2006, we paid a special liquidating distribution to our stockholders of $171,289,000, or $3.90 per share, to our stockholders of record as of September 30, 2006. While the plan of liquidation provided that monthly liquidating distributions would terminate following the payment of liquidating distributions to our stockholders totaling $150,000,000, our board of directors has decided to continue the payment of monthly liquidating distributions at an annualized rate of 7.50% on the remaining share value of $6.10. Our board of directors will continue to evaluate the payment of regular monthly liquidating distributions to our stockholders on an on-going basis as more properties are sold and additional special liquidating distributions are paid to stockholders. Every payment of distributions will be subject to the availability of cash and the discretion of our board of directors. For the years ended December 31, 2006 and 2005, we paid distributions of $201,017,000 and $32,888,000, respectively.

Additionally, we are required to distribute 90.0% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our stockholders. We anticipate that we will continue to satisfy the requirements necessary to qualify as a REIT throughout the period of our liquidation process and make distributions sufficient to ensure that we will not be required to pay federal income tax. However, in view of the changes in the nature of our assets and our sources of income throughout the period of our liquidation process, and the need to retain assets to meet liabilities, we face the risk that we may not continue to qualify as a REIT and thus might be required to pay federal income tax. While we believe that this is unlikely, if we are unable to retain our status as a REIT or we become subject to federal income tax during the period of our liquidation process, the amount available for distribution to our stockholders would be reduced. Amounts accumulated for distribution to our stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.

Equity Compensation Plan Information

In accordance with the adoption of our plan of liquidation by our stockholders on February 27, 2006, all outstanding options under our equity compensation plans were forfeited and the plans were terminated.

Item 6.	Selected Financial Data.

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

SELECTED FINANCIAL DATA

G REIT, INC.
(a Maryland corporation)

	Liquidation Basis
	As of December 31,	As of December 31,
Selected Financial Data(1)	2006	2005

STATEMENT OF NET ASSETS:
Total assets	$526,905,000	$887,499,000
Mortgage loans payable, including properties held for sale	225,836,000	350,402,000
Credit facility and other debt	—	60,964,000
Net assets in liquidation(2)	288,739,000	453,459,000
Net asset value per share(2)	$6.57	$10.34

Liquidation Basis
For the Year Ended
December 31,
2006

STATEMENT OF CHANGES IN NET ASSETS:
Net assets in liquidation, beginning of period	$453,459,000

Change in estimated costs in excess of estimated receipts during liquidation	4,560,000
Net increase in fair value	23,502,000
Distributions to stockholders	(192,782,000)

Change in net assets in liquidation	(164,720,000)

Net assets in liquidation, end of period	$288,739,000

	Going Concern Basis
	As of December 31,
Selected Financial Data(1)	2004	2003	2002

BALANCE SHEET DATA:
Total assets	$915,050,000	$345,399,000	$36,461,000
Mortgage loans payable, including properties held for sale	442,275,000	97,257,000	16,860,000
Credit facility and other debt	58,369,000	81,534,000	—
Stockholders’ equity	357,025,000	150,522,000	18,350,000

	Going Concern Basis
	Years Ended December 31,
	2005	2004	2003	2002

OPERATING DATA (BY YEAR):
General and administrative expense	$4,006,000	$2,419,000	$1,287,000	$142,000
Interest (including amortization of deferred financing costs)	2,054,000	1,243,000	293,000	15,000
Income from discontinued operations, including gain on sale	6,335,000	1,225,000	1,337,000	166,000
Net income (loss)	2,629,000	(1,876,000)	78,000	26,000
Income (loss) per common share, basic and diluted(3):
Loss from continuing operations	(0.08)	(0.08)	(0.15)	(0.35)
Income (loss) from discontinued operations	0.14	0.03	0.16	0.41
Net income (loss)	0.06	(0.05)	0.01	0.06
Distributions declared	32,888,000	28,042,000	6,211,000	280,000
Distributions per common share(3)	$0.75	$0.75	$0.74	$0.69
Weighted-average number of shares outstanding(3):
Basic and diluted	43,867,000	37,336,000	8,243,000	405,000
OTHER DATA:
Cash flows provided by (used in) operating activities	$19,697,000	$39,905,000	$7,878,000	$(609,000)
Cash flows provided by (used in) investing activities	80,432,000	(563,218,000)	(291,418,000)	(26,101,000)
Cash flows (used in) provided by financing activities	(110,351,000)	525,347,000	290,694,000	35,089,000
Funds from operations(3)(4)	$30,661,000	$33,818,000	$5,019,000	$128,000
Number of consolidated properties	24	23	11	2
Rentable square feet	5,650,000	5,972,000	2,146,000	235,000
Occupancy of portfolio	87.4%	87.5%	88.0%	96.0%

(1)	The above selected financial data should be read in conjunction with the historical consolidated financial statements and related notes appearing elsewhere in this report.

(2)	The net assets in liquidation as of December 31, 2006 and 2005 of $288,739,000 and $453,459,000, respectively, plus the liquidating distributions to our stockholders through December 31, 2006 and 2005 of approximately $192,782,000 and $0, respectively, would result in liquidating distributions to our stockholders per share of approximately $10.96 and $10.34 as of December 31, 2006 and 2005, respectively.

(3)	Net income (loss) and distributions per share are based upon the weighted-average number of shares of common stock outstanding. Distributions by us of the current and accumulated earnings and profits for federal income tax purposes are taxable to our stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of our stockholder’s basis in the shares of common stock to the extent thereof (a return of capital for tax purposes), and thereafter as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s shares. For the years ended December 31, 2006, 2005, 2004, 2003 and 2002, 1.3%, 53.5%, 51.6%, 53.6% and 34.7%, respectively, represented a return of capital for tax purposes. In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90.0% of our REIT taxable income. REIT taxable income does not include net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors our board of directors may deem relevant.

(4)	Prior to the adoption of our plan of liquidation, one of our objectives was to provide cash distributions to our stockholders from cash generated from operations. We consider Funds From Operations, or FFO, to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. We compute FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, but including real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO and, accordingly, our FFO calculations may not be comparable to other REITs.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview and Background

We were incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. On September 27, 2004, we were reincorporated in the State of Maryland in accordance with the approval of our stockholders at the 2004 Annual Meeting of Stockholders. We have been operating and intend to continue operating as a real estate investment trust, or REIT, for federal and state income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90.0% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. As of December 31, 2006, we believe we were in compliance with all relevant REIT requirements.

We were originally incorporated to acquire, manage and invest in office, industrial and service real estate properties with a government-tenant orientation. As described below, on February 27, 2006, our stockholders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaging in an ongoing liquidation of our assets. As of December 31, 2006, we own interests in 15 properties, aggregating a total gross leaseable area, or GLA, of 3.6 million square feet, including interests in 14 consolidated and one unconsolidated office property. As of December 31, 2006, 87.5% of gross leaseable area, or GLA, of the consolidated properties was leased and tenants with a government orientation occupied 32.4% of the total GLA.

We are externally advised by Triple Net Properties, LLC, or Triple Net Properties, or our Advisor, which manages us pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement expired on July 22, 2005, and was not reviewed for consecutive one-year terms. The Advisory Agreement has not been renewed since its expiration, however, our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the Advisory Agreement. In view of the approval of our plan of liquidation by our stockholders discussed below, we do not intend to renew the existing Advisory Agreement for a one year term or execute a new advisory agreement. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our properties.

In the fourth quarter of 2006, NNN Realty Advisors Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson, our Chairman of the board of directors, is the founder of our Advisor and the Chairman of the board of directors of NNN Realty Advisors and owns 25.9% of its outstanding common stock.

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

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differ from our expected net sales price, we will adjust our liquidation value accordingly.

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

Dispositions in 2006

Pursuant to the Advisory Agreement, our Advisor or its affiliate, is entitled to property disposition fees in connection with our disposition of properties. Certain disposition fees paid to Realty were passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

600 B Street — San Diego, California

On July 18, 2006, we sold our 600 B Street property in San Diego, California, to Legacy Partners Realty Fund II, LLC, an unaffiliated third party, for a sales price of $95,500,000. Our cash proceeds were $91,730,000 after closing costs and other transaction expenses. A property disposition fee was paid to Realty of $1,433,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $573,000, or 0.6% of the sales price. As compared to December 31, 2005, our net assets available in liquidation as of the sales date increased by approximately $755,000 as a result of the sale.

Hawthorne Plaza — San Francisco, California

On September 14, 2006, we sold our Hawthorne Plaza property in San Francisco, California, to TMG Partners, an unaffiliated third party, for a sales price of $125,000,000. Our cash proceeds were $68,261,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee was paid to Realty of $1,875,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $750,000, or 0.6% of the sales price. The mortgage loan at the property of $51,719,000 was paid in full upon sale of the property. As compared to December 31, 2005, our net assets available in liquidation as of the sales date increased by approximately $19,960,000 as a result of the sale.

AmberOaks — Austin, Texas

On September 29, 2006, we sold our AmberOaks property in Austin, Texas, to Chase Merritt, LP, an unaffiliated third party, for a sales price of $46,837,000. Our cash proceeds were $27,584,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee was paid to Realty of $703,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $611,000, or 1.3% of the sales price. The mortgage loan at the property of $18,050,000 was paid in full upon sale of the property. As compared to December 31, 2005, our net assets available in liquidation as of the sales date increased by approximately $5,268,000 as a result of the sale.

Brunswig Square — Los Angeles, California

On October 6, 2006, we sold our Brunswig Square property located in Los Angeles, California, to Jamison Properties Inc., an unaffiliated third party, for a sales price of $26,900,000. Our net cash proceeds were $9,639,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee of $404,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $336,000, or 1.2% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, our net assets available in liquidation as of the sales date decreased by approximately $2,062,000 as a result of the sale.

Centerpoint Corporate Park — Kent, Washington

On October 17, 2006, we sold our Centerpoint Corporate Park property located in Kent, Washington, to Archon Acquisition, LLC, an unaffiliated third party, for a sales price of $77,525,000. Our net cash proceeds were $33,707,000 after payment of the related credit facility attributable to the Centerpoint Corporate Park property, closing costs and other transaction expenses. A property disposition fee of $1,163,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $465,000, or 0.6% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, our net assets available in liquidation as of the sales date increased by approximately $17,173,000 as a result of the sale.

5508 Highway 290 — Austin, Texas

On November 14, 2006, we sold our 5508 Highway 290 property located in Austin, Texas, to The Commons at Cliff Creek LTD, an unaffiliated third party, for a sales price of $10,200,000. We paid $862,000 upon the disposition of the property to pay off the related credit facility and to pay closing costs and other transaction expenses. A property disposition fee of $150,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $450,000, or 4.4% of the sales price, was also paid to unaffiliated brokers. As compared to December 31, 2005, our net assets available in liquidation as of the sales date decreased by approximately $705,000 as a result of the sale.

Department of Children and Family Campus — Plantation, Florida

On November 15, 2006, we sold our Department of Children and Family Campus property located in Plantation, Florida, to tenant in common, or TIC, investors managed by our Advisor for a sales price of $13,000,000. Our net cash proceeds were $2,898,000 after pay-off of the related credit facility and the payment of closing costs and other transaction expenses. As compared to December 31, 2005, our net assets available in liquidation as the sales date increased by approximately $3,147,000 as a result of the sale.

Public Ledger Building — Philadelphia, Pennsylvania

On November 22, 2006, we sold our Public Ledger Building property located in Philadelphia, Pennsylvania, to J Grasso Properties, LLC, an unaffiliated third party for a sales price of $43,000,000. Our net cash proceeds were $13,933,000 after pay-off of the related mortgage loan and the payment of closing costs and other transaction expenses. A property disposition fee of $645,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $430,000, or 1.0% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, our net assets available in liquidation as of the sales date increased by approximately $558,000 as a result of the sale.

Atrium Building — Lincoln, Nebraska

On December 15, 2006, we sold our Atrium Building property located in Lincoln, Nebraska, to Sequoia Investments XVIII, LLC, an unaffiliated third party for a sales price of $5,805,000. We paid $219,000 upon the disposition of the property to pay off the related mortgage loan and to pay closing costs and other transaction expenses. A property disposition fee of $87,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $174,000, or 3.0% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, our net assets available in liquidation as of the sales date decreased by approximately $480,000 as a result of the sale.

Gemini Plaza — Houston, Texas

On December 29, 2006, we sold our Gemini Plaza property located in Houston, Texas, to Manuchehr Khoshbin, an unaffiliated third party for a sales price of $17,000,000. Our net cash proceeds were $5,633,000 after pay-off of the related mortgage loan and the payment of closing costs and other transaction expenses. A property disposition fee of $255,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $251,000, or 1.5% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, our net assets available in liquidation as of the sales date decreased by approximately $2,437,000 as a result of the sale.

Dispositions in 2005

Pursuant to the Advisory Agreement, our Advisor or its affiliate, is entitled to property disposition fees in connection with our disposition of properties. Certain disposition fees paid to Realty were passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

525 B Street — San Diego, California

On August 10, 2005, we sold the 525 B Street property located in San Diego, California to an unaffiliated third party, for a sales price of $116,000,000. In conjunction with the sale of the 525 B Street property, we paid off our existing cross-collateralized debt of $126,000,000 on the 525 B and 600 B Street properties. The sale resulted in us recording a gain of $10,550,000. A property disposition fee of $1,115,000, or 1.0% of the sales price, was paid to Realty and sales commissions of $862,000, or 0.7% of the sales price, was also paid to unaffiliated brokers.

Park Sahara — Las Vegas, Nevada

On December 20, 2005, the Park Sahara property in Las Vegas, Nevada, of which we own a 4.75% TIC interest, was sold to an unaffiliated third party for a total sales price of $17,455,000. We received net cash proceeds totaling approximately $273,000 after repayment of debt, closing costs and other transaction expenses. The sale resulted in us recording a net gain of approximately $132,000. A property disposition fee of $320,000, or approximately 1.8% of the total sales price, was paid to Realty and sales commissions of $639,000, or approximately 3.7% of the total sales price, was also paid to unaffiliated brokers.

Acquisitions in 2005

Pursuant to the Advisory Agreement, our Advisor or its affiliate, is entitled to property acquisition fees in connection with our acquisition of properties. Certain acquisition fees paid to Realty were passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

We acquired the following properties during 2005 (for further discussion on these properties, see Note 6 — “Real Estate Investments”):

Property	Property Location	Date Acquired	Ownership %

Opus Plaza at Ken Caryl	Littleton, Colorado	September 12, 2005	100%
Eaton Freeway	Phoenix, Arizona	October 21, 2005	100%

During the year ended December 31, 2005, we completed the acquisition of two wholly-owned properties, adding a total of 124,000 square feet of GLA to our property portfolio. The aggregate purchase price of the two consolidated properties was $17,764,000, of which $11,700,000 was financed with mortgage debt. Realty was paid $448,000 in real estate acquisition fees. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2005, we have allocated and recorded $2,846,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Such intangible assets are being amortized over the term of each of the underlying tenant leases ranging from 44 to 140 months. Total amortization of the lease intangible assets for 2005 was $109,000. On one of our acquisitions, we have recorded a lease intangible liability related to the acquired below market lease which aggregated $127,000 during 2005. The lease intangible liability is being amortized over the term of the underlying tenant lease of 56 months. Amortization of $5,000 was recorded for this lease intangible liability during 2005.

Acquisitions in 2004

Pursuant to the Advisory Agreement, our Advisor or its affiliate, is entitled to property acquisition fees in connection with our acquisition of properties. Certain acquisition fees paid to Realty were passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

We acquired the following properties during 2004 (for further discussion on these properties, See Note 6 — “Real Estate Investments”):

Property	Property Location	Date Acquired	Ownership %

AmberOaks Corporate Center	Austin, Texas	January 20, 2004	100.0%
Public Ledger Building	Philadelphia, Pennsylvania	February 13, 2004	100.0%
Madrona Buildings	Torrance, California	March 31, 2004	100.0%
Brunswig Square	Los Angeles, California	April 5, 2004	100.0%
North Belt Corporate Center	Houston, Texas	April 8, 2004	100.0%
Hawthorne Plaza	San Francisco, California	April 20, 2004	100.0%
Pacific Place	Dallas, Texas	May 26, 2004	100.0%
525 B Street (Golden Eagle)	San Diego, California	June 14, 2004	100.0%
600 B Street (Comerica)	San Diego, California	June 14, 2004	100.0%
Western Place I & II	Fort Worth, Texas	July 23, 2004	78.5%
Pax River Office Park	Lexington Park, Maryland	August 6, 2004	100.0%
One Financial Plaza	St. Louis, Missouri	August 6, 2004	77.6%

During the year ended December 31, 2004, we completed the acquisition of ten wholly-owned properties and two TIC interests in two properties with TIC interests of 78.5% and 77.6%, adding a total of 3,798,000 square feet of GLA to our property portfolio. The aggregate purchase price was $536,755,000, of which $327,038,000 was financed with mortgage debt. We paid $13,315,000 in real estate acquisition fees to Realty in connection with these acquisitions. In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2004, we have allocated and recorded $93,192,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Such intangible assets are being amortized over the term of each of the underlying tenant leases ranging from one to 107 months. Total amortization of the lease intangible assets for 2005 and 2004 was $14,775,000 and $14,132,000, respectively. On certain acquisitions, we have recorded lease intangible liabilities related to the acquired below market leases of $23,433,000 during 2004. The lease intangible liabilities are being amortized over the term of each of the underlying tenant leases ranging from two to 123 months. Amortization of $3,349,000 and $5,406,000 was recorded for these lease intangibles during 2005 and 2004, respectively.

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

Liquidation Basis of Accounting

As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005, and for all periods subsequent to December 31, 2005. Accordingly, all assets were adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenants-in-common, or TICs, were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows there from, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets included in the consolidated financial statements. The net assets represent the estimated liquidation value of our assets available to our stockholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differ from our expected net sales price, we will adjust our liquidation value accordingly.

Asset (Liability) for Estimated Receipts ( Costs) in Excess of Estimated (Costs) Receipts During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. We currently estimate that we will have operating cash inflows from our estimated receipts in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up of our operations. These costs are estimated and are expected to be paid over the liquidation period. The change in the asset (liability) for estimated receipts (costs) in excess of estimated (costs) receipts during liquidation as of December 31, 2006 is as follows:

	December 31,	Cash Payments	Change in	December 31,
	2005	and (Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$24,390,000	$(27,104,000)	$15,138,000	$12,424,000
Liabilities:
Liquidation costs	(4,418,000)	2,697,000	(3,570,000)	(5,291,000)
Distributions to stockholders	(8,226,000)	8,235,000	(9,000)	—
Capital expenditures	(13,265,000)	9,804,000	(631,000)	(4,092,000)

	(25,909,000)	20,736,000	(4,210,000)	(9,383,000)

Total asset (liability) for estimated receipts (costs) in excess of estimated (costs) receipts during liquidation	$(1,519,000)	$(6,368,000)	$10,928,000	$3,041,000

Accrued distributions to stockholders included in the liability for estimated costs in excess of estimated receipts during liquidation at December 31, 2005 included the estimated monthly liquidating distributions at an annualized rate of 7.50% expected to be paid pursuant to our plan of liquidation. The cash payments in distributions to stockholders include distributions paid of $8,235,000 for the first quarter of 2006. Subsequent to March 31, 2006, all distributions have been in the form of liquidating distributions to our stockholders and recorded when approved.

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

The net assets in liquidation as of December 31, 2006 of $288,739,000, plus the liquidating distributions to our stockholders through December 31, 2006 of approximately $192,782,000 would result in liquidating distributions to our stockholders per share of approximately $10.96. These estimates for liquidating distributions to our stockholders per share include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Properties Held for Sale

Prior to the adoption of our plan of liquidation, we accounted for our properties held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. Prior to the adoption of our plan of liquidation, we reclassified amounts related to the operating properties in the consolidated financial statements to reflect the reclassification required by SFAS No. 144.

Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of all consolidated properties have been excluded from our results from continuing operations for all periods presented herein. The financial results for all consolidated properties are presented in our consolidated statements of operations in a single line item entitled “Income (loss) from discontinued operations.”

Revenue Recognition and Allowance for Doubtful Accounts

Prior to the adoption of our plan of liquidation, we recognized base rental income on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements were credited or charged, as applicable, to rent receivable. We maintained an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintained an allowance for deferred rent receivables arising from the straight-lining of rents. We determined the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees, if applicable, and current economic conditions. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Rental revenue is recorded on a contractual basis under the liquidation basis of accounting. In accordance with our plan of liquidation, as of December 31, 2006 and 2005, we adjusted tenant receivables and deferred rent receivable to their net realizable value.

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

In the event that the carrying amount of a property exceeded the sum of the undiscounted cash flows (excluding interest) that were expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimate of expected future net cash flows was inherently uncertain and relied on subjective assumptions which were dependent upon future and current market conditions and events that affect the ultimate value of the property. It required us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. We did not record any impairment losses for the years ended December 31, 2005 and 2004.

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

Scheduled Lease Expirations

As of December 31, 2006, our consolidated properties were 87.5% leased. 26.3% of the leased GLA expires during 2007. Our leasing strategy for 2007 and through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals with the existing tenant. Of the leases expiring in 2007, we anticipate, but cannot assure, that approximately 53.1% of the tenants will renew for another term.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by December 31, 2007, we expect that our efforts to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies against us, which could reduce and/or delay the amount of liquidating distributions to our stockholders under our plan of liquidation.

Changes in Net Assets in Liquidation

For the Year Ended December 31, 2006

Net assets in liquidation decreased $164,720,000, or $3.75 per share, during the year ended December 31, 2006. The primary reasons for the decrease in our net assets includes: (i) a decrease in real estate investments of $418,779,000, or $9.54 per share; (ii) a decrease in restricted cash of $5,733,000, or $0.13 per share; (iii) a decrease in investment in marketable securities of $7,617,000, or $0.17 per share; and (iv) a decrease in the liability for estimated costs in excess of estimated receipts during liquidation of $4,560,000, or $0.10 per share, resulting in an asset for estimated receipts in excess of estimated costs during liquidation as offset by (v) an increase in cash and cash equivalents of $69,639,000, or $1.59 per share; (vi) a decrease in mortgage loans payable and credit facility and other debt of $185,530,000, or $4.22 per share; (vii) a decrease in accounts payable and accrued liabilities of $5,614,000, or $0.13 per share; and (viii) a decrease in security deposits and prepaid rent of $2,360,000, or $0.05 per share.

The overall decrease in the value of real estate assets during the year ended December 31, 2006 includes: (i) a decrease due to the sale of our 600 B Street, Hawthorne Plaza, AmberOaks, Brunswig Square, Centerpointe Corporate Park, 5508 Highway 290, Department of Children and Family Campus, Public Ledger Building, Atrium Building and Gemini Plaza properties during the year ended December 31, 2006; (ii) decreases in the anticipated sales prices of our One World Trade Center and One Financial Plaza properties pursuant to executed purchase and sale agreements; and (iii) a decrease in the expected liquidation values of certain other properties; as offset by (i) an increase as a result of the anticipated sale of our Two Corporate Park property which closed on January 11, 2007; (ii) an increase as a result of the anticipated sales price of our Opus Plaza at Ken Caryl property pursuant to an executed purchase and sale agreement and (iii) an increase in the expected liquidation value of certain other properties. The increase in cash and cash equivalents is primarily due to the proceeds received on the sale of our properties which closed in the fourth quarter of 2006. The decrease in restricted cash, accounts payable and accrued liabilities, security deposits and prepaid rent, mortgage loans payable and our credit facility is primarily due to the sale of our properties during the year ended December 31, 2006. The decrease in investment in marketable securities is due to the liquidation of our investments in marketable securities during the year ended December 31, 2006.

Results of Operations

The operating results are primarily comprised of income derived from our portfolio of properties. Because of the significant property acquisitions throughout the years ended December 31, 2005 and 2004, the comparability of financial data from period to period is limited.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

			Change
	Year Ended December 31,		Favorable/	Percent
	2005	2004	(Unfavorable)	Change

Expenses:
General and administrative	$4,006,000	$2,419,000	$(1,587,000)	(65.61)%

Operating loss	(4,006,000)	(2,419,000)	(1,587,000)	(65.61)%
Other (expense) income:
Interest (including amortization of deferred financing costs)	(2,054,000)	(1,243,000)	(811,000)	(65.25)%
Interest and dividend income	695,000	332,000	363,000	109.34%
Gain on sale of marketable securities, unconsolidated real estate and joint venture	572,000	1,231,000	(659,000)	(53.53)%
Equity in earnings (losses) of unconsolidated real estate	1,337,000	(604,000)	1,941,000	321.36%
Income taxes	—	(398,000)	398,000	100.00%
Other expense, net	(250,000)	—	(250,000)	—

Loss from continuing operations before discontinued operations	(3,706,000)	(3,101,000)	(605,000)	(19.51)%
Discontinued operations:
Gain on sale of real estate	10,550,000	—	10,550,000	—
Income (loss) from discontinued operations	(4,215,000)	1,225,000	(5,440,000)	(444.08)%

	6,335,000	1,225,000	5,110,000	417.14%

Net income (loss)	$2,629,000	$(1,876,000)	$4,505,000	240.14%

General and Administrative Expenses

General and administrative expenses consist primarily of third party professional legal and accounting fees related to our SEC filing requirements. General and administrative expenses increased $1,587,000, or 66.0%, to $4,006,000 during the year ended December 31, 2005 compared to general and administrative expenses of $2,419,000 for the year ended December 31, 2004. The increases were attributable to an increase in fees for services rendered by the independent auditors, outside consultants and outside counsel in 2005.

Interest Expense

Interest expense increased $811,000, or 65.0%, to $2,054,000 during the year ended December 31, 2005 compared to interest expense of $1,243,000 for the year ended December 31, 2004. $599,000, or 74.0%, of the increases were due to the breakage of mortgage rate lock deposits in June 2005 and September 2005. $75,000, or 9.0%, of the increases were due to an increase in margin loan interest due to the margin borrowings on our Margin Securities Account with the Margin Lending Program at Merrill Lynch in 2005. Further contributing to the increase was the increase in loan fee amortization as a result of the increase in loan fees related to our credit facility, or Credit Facility, with LaSalle Bank National Association, or LaSalle, in April 2004.

Interest and Dividend Income

Interest and dividend income increased $363,000, or 109.0%, to $695,000 during the year ended December 31, 2005 compared to interest and dividend income of $332,000 for the year ended December 31, 2004. $200,000, or 55.0%, of the increase was attributable to the breakage of a rate lock deposit in August 2005. $52,000, or 14.0%, of the increase was due to interest income earned on the refinancing proceeds that were held in an escrow account for two and a half months after the refinancing of one of our properties. $39,000, or 11.0%, of the increase was attributable to the interest income earned on the mortgage rate lock deposit in accordance with the terms of the rate lock agreement. $21,000, or 6.0%, of the increase was primarily attributable to the interest and dividend income earned on our investment in marketable equity securities. The remaining increase of $51,000, or 14.0%, is primarily attributable to higher cash balances in interest bearing accounts during the year ended December 31, 2005.

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

Equity in Earnings (Losses) of Unconsolidated Real Estate

Equity in earnings (losses) of unconsolidated real estate increased by $1,941,000, or 321.0%, to earnings of $1,337,000 during the year ended December 31, 2005 compared to equity in (losses) of ($604,000) for the year ended December 31, 2004. The increase was due primarily to the decrease in depreciation and amortization expense resulting from the listing for sale of the Congress Center and Park Sahara properties on February 8, 2005 and April 11, 2005, respectively. In accordance with SFAS No. 144, depreciation was not recorded after the two properties were listed for sale. Park Sahara was sold on December 20, 2005.

Income Taxes

Income taxes decreased by $398,000, or 100.0%, to income taxes of $0 during the year ended December 31, 2005 compared to income taxes of $398,000 for the year ended December 31, 2004. Income taxes for the year ended December 31, 2004 consisted of the provision recorded as a result of the gain on sale of the joint venture at G REIT-TRS, Inc., a taxable REIT subsidiary, in July 2004.

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

Liquidity and Capital Resources

As of December 31, 2006, our total assets and net assets in liquidation were $526,905,000 and $288,739,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. We estimate that the net proceeds from the sale of assets pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

Current Sources of Capital and Liquidity

We anticipate, but can not assure, that our cash flow from operations and sales of property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities. Due to the uncertain timing of property sales and the maturity of certain debt obligations coming due, we may need to refinance one or more of our properties and/or request extensions of the terms of existing financing agreements.

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

Our Advisor is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could materially adversely affect our Advisor’s ability to perform its duties to us and/or delay the payment of liquidating distributions to our stockholders under our plan of liquidation. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs which could adversely affect our Advisor’s performance to us. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

Debt Financing

Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of December 31, 2006, we were in compliance with all such requirements.

The composition of our aggregate debt balances as of December 31, 2006 and 2005 (liquidation basis) were as follows:

			Weighted-
			Average
	Total Debt		Interest Rate
	December 31,		December 31,
	2006	2005	2006	2005
	(Liquidation basis)	(Liquidation basis)

Mortgage, credit facility and other debt
Mortgage	$225,836,000	$350,402,000	5.65%	5.49%
Credit facility and other debt	—	$60,964,000	—	6.40%
Fixed rate and variable rate
Fixed rate	$196,321,000	$269,062,000	5.32%	5.28%
Variable rate	$29,515,000	$142,304,000	7.86%	6.27%

The percentage of fixed rate debt to total debt as of December 31, 2006 and 2005 does not take into consideration the portion of variable rate debt capped by our interest-rate cap agreements. There were no derivative financial instruments held by us as of December 31, 2006. Including the effects of the interest-rate cap agreements, we had fixed or capped 86.9% and 79.6% of our total outstanding debt as of December 31, 2006 and 2005, respectively.

As of December 31, 2006, 13.1% of our total debt required interest payments based on variable rates. Although the interest payments on 86.9% of our debt are fixed as of December 31, 2006, the remaining 13.1% of our debt is exposed to fluctuations on the one-month LIBOR rate.

We have restricted cash balances of $8,555,000 as of December 31, 2006 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

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

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We made and declared distributions to our stockholders in the aggregate amount of $201,017,000 during the year ended December 31, 2006. The source for payment of these distributions was funds from operating activities, proceeds from the sale of marketable securities and proceeds from the sales of properties. While the plan of liquidation provided that monthly liquidating distributions would terminate following the payment of liquidating distributions totaling $150,000,000, our board of directors has decided to continue the payment of monthly liquidating distributions at an annualized rate of 7.50% on the remaining share value of $6.10. Our board of directors will continue to evaluate the payment of regular monthly liquidating distributions on an on-going basis as more properties are sold and additional special liquidating distributions are paid to stockholders. We expect to satisfy the REIT distribution requirements through any liquidating distributions made pursuant to our plan of liquidation. Each distribution payment will be subject to the availability of cash and the discretion of our board of directors.

As of December 31, 2006 we estimate that we will have $9,383,000 of commitments and expenditures during the liquidation period comprised of the following: $5,291,000 of liquidation costs and $4,092,000 of capital expenditures. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.

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

Liquidating distributions to our stockholders will be determined by our board of directors in their sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the board of directors may deem relevant. To the extent any distributions are made to our stockholders in excess of accumulated earnings, the excess distributions are considered a return of capital to stockholders for Federal income tax purposes.

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

Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our stockholders. The income tax treatment for distributions reportable for the years ended December 31, 2006, 2005 and 2004, was as follows:

	December 31,
	2006		2005		2004

Ordinary income	$2,829,000	1.40%	$3,333,000	10.12%	$12,774,000	48.36%
Capital gain	—	—	11,963,000	36.34%	—	—
Return of capital	2,661,000	1.32%	17,628,000	53.54%	13,642,000	51.64%
Liquidating distributions	196,597,000	97.28%	—	—	—	—

	$202,087,000	100.00%	$32,924,000	100.00%	$26,416,000	100.00%

Subsequent to March 31, 2006, approximately $192,782,000, or $4.39 per share, of liquidating distributions to our stockholders were paid for the year ended December 31, 2006 and are treated by stockholders as proceeds from the sale of their stock.

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

If we experience lower occupancy levels and reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If any or all of these events occur and if our board of directors continues to declare distributions to our stockholders at current levels, we may experience a cash flow deficit in subsequent periods. In connection with such a shortfall in net cash available, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could adversely impact our financial results and our ability to fund working capital and our other unanticipated cash needs. To the extent any distributions are made to our stockholders in excess of accumulated earnings, the excess distributions are considered a return of capital to our stockholders for federal income tax purposes.

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

In accordance with our plan of liquidation, we anticipate our source for the payment of distributions to be primarily from the net proceeds from the sale of our properties and funds from operating activities. We will require up to $4,092,000 for the year ended December 31, 2007 for capital expenditures, including, without limitation, tenant and/or capital improvements and lease commissions. We intend to use proceeds from the sale of properties to provide funds to the extent the reserves on deposit with the lender of $8,555,000 as of December 31, 2006, are not sufficient or cannot be used for these expenditures.

Distributions payable to our stockholders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a stockholder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Financing

Total debt decreased as a result of the sale of the ten properties during the year ended December 31, 2006 that had mortgage debt or borrowings on our credit facility that were paid off upon sale of the property. As of December 31, 2006 and December 31, 2005, our mortgage loans payable balances, including mortgage loans payable secured by property held for sale, were $225,836,000 and $350,402,000, respectively. Our Credit Facility balance was $0 and $58,369,000 as of December 31, 2006 and 2005, respectively. Our Margin Security Account balances as of December 31, 2006 and 2005 were $0 and $2,595,000, respectively.

Our Credit Facility with LaSalle matured on January 30, 2006. On January 25, 2006, G REIT, Inc., as the general partner for G REIT, L.P., entered into a Second Amended and Restated Credit Agreement, or Amended Credit Agreement, for our Credit Facility in the amount of $58,369,000, with lenders: (i) LaSalle; (ii) Bank of America, National Association; and (iii) Citizens Financial Bank; with LaSalle acting as agent for the lenders. The Credit Facility matured on January 30, 2007. Advances under this Credit Facility were collateralized by our mortgaged properties and proceeds thereof. Advances bore interest, at our election, at the prime rate or the one-month LIBOR rate plus a margin of 2.25%, when we met certain conditions, which included no default on advances, and full compliance with the other covenants. The advances were subject to a floor rate of 3.5% and required interest only payments on a monthly basis.

The Amended Credit Agreement contained covenants that were comparable to those of other real estate investment trusts and facilitated our plan of liquidation which was thereafter approved by our stockholders on February 27, 2006. These covenants included, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, investments, acquisitions, and dividend distributions; and maintenance of specified financial ratios. The Amended Credit Agreement contained normal events of default for an agreement of this type. The nonpayment of any outstanding principal, interest, fees or amounts due under the Credit Facility and the failure to perform or observe covenants in the loan documents, among other things, could have resulted in events of default. Additionally, under the terms of the Amended Credit Agreement, at no time during the loan should the borrowing base be made up of less than two properties or our minimum net worth equal to less than $150,000,000.

On October 17, 2006, we entered into a First Amendment to Second Amended and Restated Credit Agreement, or the Amendment, to the Amended Credit Agreement. The material terms of the Amendment provided for the following: (i) the release of the Centerpoint Corporate Park property as a mortgaged property under the terms of the Amended Credit Agreement; (ii) that upon receipt of their proceeds, or the Proceeds, from the Release Price (as defined in the Amended Credit Agreement) resulting from the sale of Centerpoint Corporate Park property, Bank of America and Citizens Financial Bank would have received full payment of their Commitments (as defined in the Amended Credit Agreement); (iii) and that upon receipt of the Proceeds, Bank of America and Citizens Financial Bank should no longer serve as lenders under the Credit Agreement and should each deem any promissory notes or note assumptions they hold as paid in full and returned to us. On October 17, 2006, we paid down $39,900,000 on the Credit Facility in conjunction with the sale of our Centerpoint Corporate Park property. With the $39,900,000 payment, Bank of America and Citizens Financial Bank received full repayment of their Commitments and LaSalle received the remaining balance of the Release Price payment. As a result, the principal balance of LaSalle’s Commitment was $18,469,000 and Bank of America and Citizens Financial Bank were no longer lenders under the Credit Agreement. On November 14, 2006, we paid down $9,588,000 on the Credit Facility in conjunction with the sale of our 5508 Highway 290 property. We paid off the remaining principal balance on the Credit Facility of $8,881,000 in conjunction with the sale of our Department of Children and Family Campus property on November 15, 2006.

As of December 31, 2006, we had $76,812,000 in cash and cash equivalents . In addition, we have restricted cash balances of $8,555,000 as of December 31, 2006 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

Unconsolidated Debt

Total mortgage debt of unconsolidated properties was $97,308,000 and $97,500,000 as of December 31, 2006 and 2005, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $29,192,000 and $29,250,000 as of December 31, 2006 and 2005, respectively. The decrease of $192,000 in unconsolidated debt was due to principal payments made on the mortgage loan of our Congress Center property in 2006.

On December 21, 2006, we received a termination notice from Employer’s Reinsurance Corporation notifying us of their intent to exercise their option to terminate their lease effective January 1, 2008 at the

Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, we, along with T REIT Inc. and NNN 2002 Value Fund, LLC, or our Affiliate co-owners, will advance the required amounts to the lender on behalf of the borrower. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis . As of December 31, 2006, our unconsolidated property was in compliance with all such covenants.

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

Debt Service Requirements

One of our principal liquidity needs are payments of interest and principal on outstanding indebtedness, which includes mortgages on 11 of our properties. As of December 31, 2006, 11 of our properties were subject to existing mortgages, including mortgage loans payable secured by property held for sale, which had an aggregate principal amount outstanding of $238,010,000 ($225,836,000 liquidation basis). Our total debt consisted of $196,321,000 on a liquidation basis, or 86.9%, of allocable fixed rate debt at a weighted-average interest rate of 5.32% per annum and $29,515,000 on a liquidation basis, or 13.1%, of variable rate debt at a weighted-average interest rate of 7.86% per annum. As of December 31, 2006, the weighted-average interest rate on our outstanding debt was 5.65% per annum. The scheduled principal payments for the next five years, as of December 31, 2006 (liquidation basis) are as follows:

Year	Amount

2007	$34,169,000
2008	1,041,000
2009	30,495,000
2010	1,556,000
2011	23,994,000
Thereafter	134,581,000

$225,836,000

Contractual Obligations

The following table provides information with respect to the maturities, including scheduled principal repayments of our secured debt, as well as scheduled interest payments of our fixed and variable rate debt as of December 31, 2006. It also provides information about the minimum commitments due in connection with our ground lease obligations as of December 31, 2006. The table does not reflect any available extension options.

	Payments Due by Period (Liquidation Basis)
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2007)	(2008-2009)	(2010-2011)	(After 2011)	Total

Principal payments — variable rate debt	$23,912,000	$5,603,000	$—	$—	$29,515,000
Principal payments — fixed rate debt	10,257,000	25,933,000	25,550,000	134,581,000	196,321,000
Interest payments — variable rate debt (based on rate in effect as of December 31, 2006)	1,003,000	393,000	—	—	1,396,000
Interest payments — fixed rate debt	11,201,000	20,832,000	16,907,000	24,833,000	73,773,000
Ground lease obligations(1)	—	—	—	—	—
Tenant improvement and lease commission obligations	2,170,000	—	—	—	2,170,000

Total	$48,543,000	$52,761,000	$42,457,000	$159,414,000	$303,175,000

(1)	The Sutter Square Galleria property is subject to a ground lease expiring in 2040 with one ten-year option period thereafter. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement.

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

We believe our FFO reporting complies with NAREIT’s policy described above.

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

The following is the calculation of FFO for the years ended December 31, 2005 and 2004, respectively:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Net income (loss)	$2,629,000	$(1,876,000)
Add:
Depreciation and amortization — discontinued operations	38,519,000	34,730,000
Depreciation and amortization — unconsolidated properties	195,000	1,457,000
Less:
Gain on sale of real estate and joint venture (net of related income tax)	(10,682,000)	(493,000)

Funds from operations	$30,661,000	$33,818,000

Weighted-average common shares outstanding — basic and diluted	43,867,000	37,336,000

Gain on the sale of investments included in net income (loss) and FFO	$440,000	$251,000

Subsequent Events

On January 5, 2007, January 19, 2007, January 26, 2007, January 31, 2007, February 15, 2007, February 22, 2007 and February 28, 2007, we entered into amendments to the One World Trade Center Purchase and Sale Agreement to extend the closing date to January 22, 2007, January 26, 2006, January 31, 2007, February 15, 2007, February 22, 2007, February 28, 2007 and March 2, 2007, respectively. On March 2, 2007, we entered into a ninth amendment to the agreement. The material terms of the ninth amendment provide for: (i) a reduction in the sales price from $150,000,000 to $148,900,000; (ii) the installation of a filtration system required by the National Pollutant Discharge Elimination System and Water Discharge Elimination System Permit; (iii) a closing date of March 28, 2007; (iv) deletions of any indemnity or release by the buyer relating to the pre-closing groundwater matters in the agreement, and similarly, release of seller for liability for any post-closing groundwater matters; (v) buyer’s acknowledgement that the reduction in the purchase price is intended as full compensation for all ongoing costs, testing, impact on the property, and risk of losses or liabilities arising from the post-closing groundwater matters; and (vi) seller’s delivery of estoppel certificates from tenants representing 75% of the leased square footage, including major tenants identified in the agreement as a closing condition. We anticipate that a property disposition fee will be paid to Realty of $2,250,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $900,000, or 0.6% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the first quarter of 2007.

On January 11, 2007, we sold our Two Corporate Plaza property located in Houston, Texas to Metro Properties, LLC, an unaffiliated third party, for a sales price of $18,000,000. Our net cash proceeds were $7,127,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $270,000, or 1.5% of the sales price was paid to Realty and a sales commission of $380,000, or 2.1% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, our net assets in liquidation as of December 31, 2006 increased by approximately $1,021,000 as a result of the sale.

On March 1, 2007, we entered into an agreement to sell our One Financial Plaza property, located in St. Louis, Missouri, of which we own 77.63%, to an unaffiliated third party for a sales price of $47,000,000. We anticipate that a property disposition fee will be paid to our Advisor or its affiliate of $705,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $470,000, or 1.0% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in March or April 2007.

On March 16, 2007, we entered into an agreement to sell our Opus Plaza at Ken Caryl property, located in Littleton, Colorado, to an unaffiliated third party for a sales price of $10,400,000. We anticipate that a property disposition fee will be paid to our Advisor or its affiliate of $156,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $260,000, or 2.5% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2007.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We do not believe that the adoption of FIN No. 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. If we have not liquidated our company prior to the required adoption of SFAS No. 157, we will adopt SFAS No. 157 on January 1, 2008. We do not believe that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. If we have not liquidated our company prior to the required adoption of SFAS No. 159, we will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2006 (on a liquidation basis), the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed rate debt	$10,257,000	$964,000	$24,969,000	$1,556,000	$23,994,000	$134,581,000	$196,321,000	$196,321,000
Average interest rate on maturing debt	5.89%	5.37%	5.47%	5.32%	5.21%	5.27%	5.32%
Variable rate debt	$23,912,000	$77,000	$5,526,000	$—	$—	$—	$29,515,000	$29,515,000
Average interest rate on maturing debt (based on rate in effect as of December 31, 2006)	7.98%	7.35%	7.35%	—	—	—	7.86%

The weighted-average interest rate of our mortgage debt as of December 31, 2006 was 5.65% per annum. As of December 31, 2006, our mortgage debt consisted of $196,321,000, or 86.9%, of the total debt at a fixed interest rate of 5.32% per annum and $29,515,000, or 13.1%, of the total debt at a variable interest rate of 7.86% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2006, for example a 0.50% increase in LIBOR would have decreased our overall net assets by $148,000, or less than 0.06%.

Our exposure to market changes in interest rates is similar to that which we faced as of December 31, 2005. The table below presents, as of December 31, 2005, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

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

The weighted-average interest rate of our mortgage debt as of December 31, 2005 was 5.62% per annum. As of December 31, 2005, our mortgage debt consisted of $269,062,000, or 65.0%, of the total debt at a fixed interest rate of 5.28% per annum and $142,304,000, or 35.0%, of the total debt at a variable interest rate of 6.27% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2006, for example a 0.50% increase in LIBOR would have decreased our overall net assets by $705,000, or less than 0.16%.

Item 8.	Financial Statements and Supplementary Data.

See the index included at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or the SEC, rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

Following the signatures section of this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Accounting Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Annual Report on Form 10-K is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

As of December 31, 2006, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table and biographical descriptions set forth information with respect to our executive officers and directors as of March 20, 2007.

Name	Age	Position	Term of Office

Anthony W. Thompson(1)	60	Chairman of the Board of Directors	Since 2001
Gary T. Wescombe	64	Director	Since 2001
Edward A. Johnson	55	Director	Since 2001
D. Fleet Wallace	39	Director	Since 2002
W. Brand Inlow	53	Director	Since 2002
Gary Hunt	58	Director	Since 2005
Scott D. Peters(2)	49	Chief Executive Officer, President	Since 2005
Courtney A. Brower	28	Chief Accounting Officer	Since 2006
Talle A. Voorhies	59	Vice President	Since 2001
Jack R. Maurer	63	Executive Vice President	Since 2001
Andrea R. Biller	57	Secretary	Since 2004
		Executive Vice President	Since 2005

(1)	Mr. Thompson previously served as our Chief Executive Officer and President from December 2001 until December 2005.

(2)	Mr. Peters previously served as our Executive Vice President and Chief Financial Officer from September 2004 until December 2005.

There are no family relationships between any directors, executive officers or between any director and executive officer.

Anthony W. (“Tony”) Thompson has served as Chairman of our board of directors since December 2001, and previously served as Chief Executive Officer and President from December 2001 until December 2005. He is also the Chairman of the board of directors of NNN Realty Advisors, Inc., or NNN Realty Advisors, the parent company of Triple Net Properties, LLC, or Triple Net Properties, or our Advisor, and owns 25.9% of NNN Realty Advisors’ outstanding common stock. Mr. Thompson is also the founder of our Advisor and served as its Chairman of the board of managers from its inception in April 1998 to November 2006, its Chief Executive Officer from inception to October 2006, and its President from inception until September 2004. He is also the Chairman of Triple Net Properties Realty, Inc., or Realty, and served as its Chief Executive Officer from its inception to July 2006. From 1986 to 1995 he was a 50.0% shareholder, director and an executive officer of TMP Group, Inc., a full-service real estate investment group. Mr. Thompson is a NASD-registered securities principal and Chairman of NNN Capital Corp., the dealer-manager of our initial and second public offerings. Mr. Thompson has also served as the Chairman of the board of directors of T REIT, Inc. Mr. Thompson is also a member of the Sterling College Board of Trustees and various other charitable and civic organizations. Mr. Thompson is a graduate of Sterling College with a B.S. degree in Economics.

Gary T. Wescombe has served as a director of our company since December 2001. Mr. Wescombe provides consulting services to various entities in the real estate sector. From October 1999 to December 2001, he was a partner in Warmington Wescombe Realty Partners in Costa Mesa, California, where he focused on real estate investments and financing strategies. Prior to retiring in 1999, Mr. Wescombe was a Partner with Ernst & Young, LLP (previously Kenneth Leventhal & Company) from 1970 to 1999. In addition, Mr. Wescombe is director, Chief Financial Officer and Treasurer of the Arnold and Mabel Beckman Foundation, a nonprofit foundation established for the purpose of supporting scientific research. Mr. Wescombe also serves as a director and audit committee member of NNN Healthcare/Office REIT, Inc. Mr. Wescombe received a B.S. degree in Accounting and Finance from California State University, San Jose in 1965 and is a member of the American Institute of Certified Public Accountants and California Society of Certified Public Accountants.

Edward A. Johnson has served as a director of our company since December 2001. Dr. Johnson has served as President of the University of the New West, Phoenix, Arizona since November 2003. Dr. Johnson served as President of Sterling College, a small liberal arts college affiliated with the Presbyterian Church (USA), in Sterling, Kansas, from 1997 to November 2003 where his major accomplishments include development of strategic and business plans, initiation of the nation’s first undergraduate program in social entrepreneurship and selection as its first leadership college by Habitat for Humanity International. From 1992 to 1997, he served as executive director of the Arizona Commission for Postsecondary Education. Dr. Johnson received a B.S. degree in History and Political science from Morningside College, Sioux City, Iowa in 1973, a J.D. degree from Creighton University School of Law, Omaha, Nebraska in 1976, and a Ph.D. degree in Higher Education Administration — Law and Education specialization from Arizona State University, Tempe, Arizona in 1984.

D. Fleet Wallace has served as an independent director of our company since April 2002. Mr. Wallace is also a director of NNN Realty Advisors and serves as a member of its audit and nominating/corporate governance committees. He is a Principal and Co-Founder of McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment properties in the Southeast formed in October 2004. Mr. Wallace also serves as a Principal of Greystone Capital Management, LLC, formed in September 2001, and helps manage Greystone Fund, L.P. and Greystone Finance, LLC. Greystone Fund, L.P. is a professionally managed opportunity fund invested primarily in promising venture capital opportunities and distressed assets in the form of real estate, notes and accounts receivable, inventory and other assets. Greystone Finance, LLC provides debt financing to commercial borrowers in Virginia which have limited access to more traditional sources of funding. From April 1998 to August 2001, Mr. Wallace served as Corporate Counsel and Assistant Secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. At United Dominion, he managed general corporate matters for over 150 affiliated entities, negotiated and executed numerous real estate acquisitions and dispositions, and provided legal support on over $1 billion in financing transactions. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with the firm of McGuire Woods in Richmond, Virginia. Mr. Wallace also serves as a director of T REIT, Inc. Mr. Wallace received a B.A. degree in History from the University of Virginia in 1990 and a J.D. degree from the University of Virginia in 1994.

W. Brand Inlow has served as an independent director of our company since April 2002. He is a Principal, Co-Founder, and serves as Director of Acquisitions for McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment communities in the Southeast formed in October 2004. Since October 2003, Mr. Inlow has provided professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations, and through an affiliation with LAS Realty in Richmond, Virginia conducts commercial real estate brokerage. Mr. Inlow is also President of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow also serves as a director of T REIT, Inc. and a director and audit committee member of NNN Apartment REIT, Inc. Mr. Inlow served as President of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through October 2003. From November 1999 to September 2001, he was Vice President of Acquisitions for EEA Realty, LLC in Alexandria, Virginia where he was responsible for acquisition, disposition and financing of company assets, which were primarily garden apartment properties. From November 1991 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc., a publicly traded real estate investment trust, as Assistant Vice President and Senior Acquisition Analyst, where he was responsible for the acquisition of garden apartment communities.

Gary H. Hunt has served as the managing partner of California Strategies, a privately held consulting firm in Irvine, California that works with large homebuilders, real estate companies and government entities since 2001. Mr. Hunt is also a director of NNN Realty Advisors and serves as a member and chairman of its compensation committee and a member of its nominating/corporate governance committee. Prior to serving with California Strategies, Mr. Hunt was the Executive Vice President of The Irvine Company, a 110-year-old privately held company that plans, develops and invests in real estate primarily in Orange County, California for 25 years. At The Irvine Company, Mr. Hunt worked at local, regional, state and federal levels directing the company’s major entitlement, regional infrastructure, planning and strategic government, media and community relations activities. Additionally, Mr. Hunt served on the board of directors and the Executive Committee of The Irvine Company for 10 years. Some of Mr. Hunt’s other work experience includes staff positions with the California State Legislature, U.S. House of Representatives, California Governor Ronald Reagan and Executive Director of the Californian Republican Party. He also serves on the board of directors of Glenair Inc., The Beckman Foundation and the Irvine Health Foundation. Mr. Hunt holds a J.D. degree from the Irvine University School of Law and teaches courses on business and government at the Graduate School of Management, University of California, Irvine.

Scott D. Peters has served as our Chief Executive Officer and President since December 2005, having previously served as our Executive Vice President and Chief Financial Officer since September 2004. He is also the Chief Executive Officer and President of NNN Realty Advisors. Mr. Peters has served as the Chief Executive Officer of our Advisor since November 2006. From September 2004 to October 2006, Mr. Peters served as the Executive Vice President and Chief Financial Officer of our Advisor and was responsible for all areas of finance, including accounting and financial reporting, as well as a liaison for institutional investors, lenders and investment banks. Mr. Peters has also served as the Executive Vice President and Chief Financial Officer of T REIT, Inc. from September 2004 to December 2006, the Executive Vice President of NNN Apartment REIT, Inc. since January 2006 and as the Chairman and Chief Executive Officer of NNN Healthcare/Office REIT, Inc. since June 2006. From February 1997 to February 2007, Mr. Peters served as Senior Vice President, Chief Financial Officer and a director of Golf Trust of America, Inc., a publicly traded real investment trust. Mr. Peters received his B.B.A. degree in Accounting and Finance from Kent State University in Ohio.

Courtney A. Brower has served as our Chief Accounting Officer since January 2006. Ms. Brower has served as a Financial Reporting Manager for our Advisor since July 2004, as the Chief Accounting Officer of T REIT, Inc. since December 2006 and as a senior REIT accountant for our Advisor from October 2003 to July 2004. From September 2001 to October 2003, Ms. Brower gained public accounting experience while employed at Deloitte & Touche, LLP. Ms. Brower is a Certified Public Accountant and received her B.A. degree in Business-Economics with a minor in Accounting from the University of California, Los Angeles.

Talle A. Voorhies has served as our Vice President since December 2001. Ms. Voorhies has served as an Executive Vice President and Secretary of our Advisor since 1998. She also served as our Advisor’s Executive Vice President from April 1998 to December 2001, when she became Chief Operating Officer. Ms. Voorhies served as President from April 1998 through February 2005 and financial principal from April 1998 through November 2004 of NNN Capital Corp. From December 1987 to January 1999, Ms. Voorhies worked with the TMP Group, Inc., where she served as Chief Administrative Officer and Vice President of broker-dealer relations. Ms. Voorhies is responsible for our Advisor’s investor services department and is a registered financial principal with the NASD.

Jack R. Maurer has served as our Executive Vice President since December 2001. Mr. Maurer has also served as Chief Executive Officer and President of T REIT, Inc. since August 2004 and as its Secretary and Treasurer from December 1999 through August 2004. Mr. Maurer has also served as Senior Vice President, Office of the Chairman of NNN Realty Advisors since its formation. Mr. Maurer has served as Chief Financial Officer of our Advisor from April 1998 to December 2001, when he became Financial Principal of NNN Capital Corp. Mr. Maurer has over 33 years of real estate financial management experience, including Chief Financial Officer and Controller positions in residential and commercial development and the banking industry. From 1986 to April 1998, he was a General Partner and CEO of Wescon Properties, where he was involved in finance, accounting and forecasting. Mr. Maurer’s previous experience also includes the national accounting firm of Kenneth Leventhal & Company. Mr. Maurer received a B.S. degree in Business Administration — Accounting from California State University at Northridge in 1973 and is a registered general securities principal with the NASD.

Andrea R. Biller has served as our Executive Vice President since December 2005 and as our Secretary since June 2004. She also is the General Counsel, Secretary and an Executive Vice President of NNN Realty Advisors. Ms. Biller has served as Executive Vice President of our Advisor since January 2007 and as its General Counsel since March 2003, overseeing all legal functions and coordinating with outside counsel. She has also served as Secretary of T REIT, Inc. since May 2004 and as Secretary of NNN Apartment REIT, Inc. since December 2005. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the Securities and Exchange Commission from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller earned a B.A. degree in Psychology from Washington University, an M.A. degree in Psychology from Glassboro State University and a J.D. degree from George Mason University School of Law in 1990, where she graduated “With Distinction.” Ms. Biller is a member of the California, Virginia and the District of Columbia State Bars.

Our Advisor’s Executive Officers

The following table and biographical descriptions set forth information with respect to our Advisor’s executive officers as of March 20, 2007.

Name	Age	Position	Term of Office

Scott D. Peters	49	Chief Executive Officer	Since 2006
Louis J. Rogers	50	President	Since 2004
Francene LaPoint	42	Chief Financial Officer	Since 2006
Andrea R. Biller	57	General Counsel	Since 2003
		and Executive Vice President	Since 2007
Jeffrey T. Hanson	37	Chief Investment Officer	Since 2006
Richard T. Hutton, Jr.	55	Executive Vice President	Since 2003
Jack R. Maurer	63	Executive Vice President	Since 1998
Talle A. Voorhies	59	Executive Vice President and Secretary	Since 1998

There are no family relationships between any executive officers.

For biographical information regarding Mr. Peters, Ms. Biller, Mr. Maurer and Ms. Voorhies see — Directors, Executive Officers and Corporate Governance, above.

Louis J. Rogers has served as President of our Advisor since September 2004. Mr. Rogers also serves as a Director of NNN Realty Advisors; a director of NNN Capital Corp.; and Vice President, Secretary and a Director of Realty. Mr. Rogers is the President and a Director of NNN Apartment REIT, Inc. and served as Chairman of its board of directors from January to December 2006. He has also served as President of NNN Apartment REIT, Inc.’s advisor since its formation. He is a founding member and director of the Tenants in Common Association. Mr. Rogers has been with the law firm of Hirschler Fleischer since 1988, was a shareholder from 1994 to December 31, 2004, and since January 2005, has served as senior counsel. Mr. Rogers’ law practice focused on formation and operation of real estate investments, including REITs, and acquisition financings for real estate transactions, structuring like-kind (Section 1031) exchanges, private placements and syndications. Mr. Rogers earned a B.S. degree from Northeastern University (with highest honors) in Massachusetts, a B.A. degree (with honors) and an M.A. degree in Jurisprudence from Oxford University in England and a J.D. degree from the University of Virginia School of Law. Mr. Rogers is a member of the Virginia State Bar and is a registered securities principal and broker with the NASD.

Francene LaPoint has served as the Chief Financial Officer of our Advisor since November 2006, having served as its Executive Vice President and Controller, responsible for all aspects of its accounting and reporting for corporate, as well as private entity property and limited liability company accounting since July 2004. Ms. LaPoint has also served as the Chief Financial Officer of NNN Realty Advisors since its formation. Ms. LaPoint served as Senior Vice President and Corporate Controller of Hawthorne Savings, FSB (Hawthorne Financial Corporation), a publicly traded financial institution, from June 1999 to June 2004. From January 1996 to June 1999, Ms. LaPoint was a Certified Public Accounting with Pricewaterhouse Coopers.

She graduated from California State University, Fullerton with a B.A. degree in Business Administration — Accounting Concentration and is a member of the American Institute of Certified Public Accountants.

Jeffrey T. Hanson has served as the Chief Investment Officer of our Advisor since January 2007, having served as the President and Chief Executive Officer of Realty since July 2006. He is also the Chief Investment Officer of NNN Realty Advisors. Mr. Hanson’s responsibilities include managing the company’s real estate portfolio and directing acquisitions and dispositions nationally for its public and private real estate programs. From 1996 to July 2006, Mr. Hanson served as Senior Vice President with Grubb & Ellis Company’s Institutional Investment Group in the firm’s Newport Beach, California office. While with Grubb & Ellis, he managed investment sale assignments throughout Southern California and other Western US markets for major private and institutional clients. Mr. Hanson is am ember of the Sterling College Board of Trustees and formerly served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Mr. Hanson earned a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.

Richard T. Hutton, Jr. has served as an Executive Vice President of our Advisor since September 2005. From April 1999 to August 2003, Mr. Hutton served as Senior Vice President — real estate acquisitions and vice president property management for our Advisor, where he oversaw the management of the real estate portfolios and property management staff of our Advisor and its affiliates. Mr. Hutton has also served as our interim Chief Financial Officer from October 2003 through December 2003 and April 2004 through September 2004 and also serves as the Chief Executive Officer of NNN 2003 Value Fund, LLC. Mr. Hutton has over 15 years experience in real estate accounting, finance and property operations. Mr. Hutton’s previous experience includes serving as controller for the TMP Group from November 1997 to April 1999. Mr. Hutton has also served as our interim Chief Financial Officer and our Advisor from October 2003 through December 2003 and April 2004 through September 2004. Mr. Hutton has a B.A. degree in Psychology from Claremont McKenna College and has been licensed as a certified public accountant in California since 1984.

NNN Realty Advisors and Triple Net Properties

NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. In the fourth quarter of 2006 NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty.

Fiduciary Relationship of our Advisor to Us

Our Advisor is deemed to be in a fiduciary relationship to us pursuant to the Advisory Agreement and under applicable law. Our Advisor’s fiduciary duties include responsibility for our control and management and exercising good faith and integrity in handling our affairs. Our Advisor has a fiduciary responsibility for the safekeeping and use of all of our funds and assets, whether or not they are in its immediate possession and control, and may not use or permit another to use such funds or assets in any manner except for our exclusive benefit.

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

Executive Compensation Committee

Our board of directors has established an executive compensation committee consisting of up to three directors, including at least two independent directors, to establish compensation policies and programs for our directors and executive officers. Currently, our executive compensation committee is comprised all members of our board of directors. Prior to the adoption of the plan of liquidation, the executive compensation committee served only to review recommendations of management for awarding stock option grants, restricted stock and other awards available under our two stock option plans and the 2004 incentive award plan. Pursuant to our plan of liquidation, as of February 27, 2006, all plans were terminated and all options under the plans were forfeited.

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

Prior to the adoption of our plan of liquidation, the independent and outside directors also qualified for the independent director stock option plan and 2004 incentive award plan. As of February 27, 2006, all stock option plans were terminated.

Our non-independent director did not receive any compensation from us.

The following table sets forth the compensation earned by our directors in 2006:

					Change in
					Pension Value
					and Nonqualified
	Fees Earned			Non-Equity	Deferred	All Other
	or Paid	Stock	Option	Incentive Plan	Compensation	Compensation
Name	in Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	($)	Total ($)
(a)	(b)(1)	(c)	(d)	(e)	(f)	(g)(3)	(h)

Anthony W. Thompson(2)	$—	$—	$—	$—	$—	$—	$—
Gary T. Wescombe	$29,500	—	—	—	—	$25,000	$54,500
Edward A. Johnson	$28,500	—	—	—	—	$25,000	$53,500
D. Fleet Wallace	$30,000	—	—	—	—	$25,000	$55,000
W. Brand Inlow	$30,000	—	—	—	—	$25,000	$55,000
Gary H. Hunt	$25,500	—	—	—	—	$25,000	$50,500

(1)	Consists of the amounts described below.

		Basic Annual
		Retainer	Meeting Fees
Director	Role	($)	($)

Thompson	Chairman of the Board	$—	$—
Wescombe	Member, Audit Committee Chairman	$15,000	$14,500
Johnson	Member	$15,000	$13,500
Wallace	Member	$15,000	$15,000
Inlow	Member, Audit Committee	$15,000	$15,000
Hunt	Member, Audit Committee	$15,000	$10,500

(2)	Mr. Thompson is not an independent director.

(3)	Our independent directors will become entitled to receive milestone payments, if they remain a member of our board of directors and the special committee, of $25,000 on each of December 31, 2006 and December 31, 2007, as well as a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per share to our stockholders. Assuming that these directors receive the maximum amount of milestone payments, they will each receive aggregate payments of up to $100,000.

Independent Director Stock Option Plan

On July 22, 2002, we adopted the independent director stock option plan, or Director Plan, which was approved by our stockholders at our annual meeting on June 28, 2003. We had authorized and reserved a total of 100,000 shares of common stock for issuance under the Director Plan. The Director Plan provided for the grant of options to purchase 5,000 shares of common stock to each independent or outside director as of the date such individual became a director, and subsequent grants of options to purchase 5,000 shares of common stock on the date of each annual meeting of stockholders to each independent and outside director still in office. No options were granted during the years ended December 31, 2006 and 2005. As of December 31, 2006 and 2005, there were 0 and 80,000 options outstanding, respectively, for the purchase of 0 and 80,000 shares of our common stock, respectively. During the years ended December 31, 2006 and 2005, no options were exercised under this plan. Upon approval of our plan of liquidation by stockholders on February 27, 2006, all outstanding options were forfeited for no consideration and the Director Plan was terminated.

Officer and Employee Stock Option Plan

On July 22, 2002, we adopted the officer and employee stock option plan, or Officer Plan. We authorized and reserved a total of 400,000 shares of common stock for issuance under the Officer Plan. No options were granted during the years ended December 31, 2006 and 2005. As of December 31, 2006 and 2005, our officers had options outstanding for the purchase of 0 and 340,000 shares of our common stock, respectively. During the years ended December 31, 2006 and 2005, no options were exercised under this plan. Upon approval of our plan of liquidation by stockholders on February 27, 2006, all outstanding options were forfeited for no consideration and the Officer Plan was terminated.

2004 Incentive Award Plan

On May 10, 2004, we adopted the 2004 incentive award plan, or 2004 Plan, to provide for equity awards to our employees, directors and consultants, which was approved at our Annual Meeting of Stockholders on June 29, 2004. The 2004 Plan authorized the grant of options to our employees, directors and consultants intended to qualify as incentive stock options under Section 422 of the Code. The 2004 Plan also authorized the grant of awards consisting of nonqualified stock options, restricted stock, stock appreciation rights and other awards, including cash bonuses. The aggregate number of shares of common stock subject to such awards was not to exceed 6,000,000 shares of our common stock. Our board of directors administered the 2004 Plan. The 2004 Plan provided that each of our non-employee directors would receive an automatic grant of 5,000 shares of restricted stock on the date of each of our annual meetings.

As of December 31, 2006 and 2005 there were 55,000 restricted shares of common stock granted. Restricted shares vested at 20.0% per year on each of the first through fifth anniversaries of the grant date, or sooner upon a change of control of our company. Compensation expense related to the restricted stock awards under the 2004 Plan is recorded over the related vesting periods based on the fair value of the underlying awards. Included in the general and administrative expenses in the accompanying consolidated statement of operations is compensation expense of $98,000 for the year ended December 31, 2005, related to such awards. During the year ended December 31, 2005, 4,000 restricted shares vested. The 2004 Plan was terminated upon approval of our plan of liquidation by stockholders on February 27, 2006 and all outstanding restricted shares became fully vested.

	Number	Fair Value
Nonvested Restricted Shares at	of Shares	of Shares

Nonvested as of December 31, 2005	51,000	$10.00
Vested	(51,000)	(10.00)

Nonvested as of December 31, 2006	—	$—

Under the liquidation basis of accounting, the accelerated vesting of the restricted shares did not change the net assets available for liquidation. In addition, the forfeitures of all the outstanding vested and unvested stock options did not change net assets available for liquidation. SFAS No. 123(R), Share-Based Payment, did not have any impact on the net assets in liquidation during the year ended December 31, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own 10.0% or more of our common stock, to report their beneficial ownership of our common stock (and any related options) to the SEC. Their initial reports must be filed using the SEC’s Form 3 and they must report subsequent stock purchases, sales, option exercises and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on Form 5. Officers, directors and stockholders owning more than 10.0% of our common stock are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a). We have made the services of our legal counsel available to our officers and directors to assist them in meeting their filing obligations.

Based solely on our review of copies of these reports filed by or on behalf of our officers and directors (or oral representations that no such reports were required) as of March 20, 2007, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2006 were complied with.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all directors, consultants and employees, including our Chief Executive Officer and the Chief Accounting Officer and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to G REIT, Inc. at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705, Attention: Secretary.

Item 11.	Executive Compensation.

Compensation of Executive Officers

We have no employees and our executive officers are all employees of our Advisor and/or its affiliates. These executive officers are compensated by our Advisor and/or its affiliates and have not received any compensation from us for their services other than as listed in the table below.

SUMMARY COMPENSATION TABLE

							Change in Pension
							Value and
							Nonqualified
Name						Non-Equity	Deferred	All
and				Stock	Option	Incentive Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Fiscal Year	($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Scott D. Peters,	2006	$—	$—	$—	$—	$—	$—	$200,000	(1)	$200,000
Chief Executive Officer	2005	—	—	—	—	—	—	—		—
and President	2004	—	—	—	—	—	—	—		—
Courtney A. Brower,	2006	—	—	—	—	—	—	—		—
Chief Accounting Officer	2005	—	—	—	—	—	—	—		—
	2004	—	—	—	—	—	—	—		—
Andrea R. Biller,	2006	—	—	—	—	—	—	$100,000	(1)	$100,000
Executive Vice President	2005	—	—	—	—	—	—	—		—
and Secretary	2004	—	—	—	—	—	—	—		—

(1)	In accordance with our plan of liquidation approved by our stockholders, we will pay Scott D. Peters, our Chief Executive Officer and President, and Andrea R. Biller, our Executive Vice President and Secretary, retention bonuses of $50,000 and $25,000, respectively, upon the filing of each of our annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. As of December 31, 2006, Mr. Peters and Ms. Biller have received retention bonuses of $200,000 and $100,000 from us, respectively. Additionally, our Advisor will pay to each of Scott D. Peters and Andrea R. Biller a performance-based bonus of $100,000 upon the receipt by our Advisor of net commissions aggregating $5,000,000 or more from the sale of our properties. As of December 31, 2006, Mr. Peters and Ms. Biller have not received their performance-based bonuses of $100,000 each from our Advisor.

Option/SAR Grants in Last Fiscal Year

Pursuant to our plan of liquidation, our equity compensation plans and any outstanding options were forfeited as of February 27, 2006.

Compensation Committee Interlocks and Insider Participation

During 2006, all of our directors served on the executive compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table shows, as of March 20, 2007, the number and percentage of shares of our common stock owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of our outstanding shares of common stock, (2) our chief executive officer (3) each director and (4) all directors and executive officers as a group.

	Number of Shares of
	Common Stock		Percent of
Name of Beneficial Owner	Beneficially Owned(1)		Class

Anthony W. Thompson, Chairman	29,313	(2)	*
Gary T. Wescombe, Director	10,000		*
Edward A. Johnson, Director	10,000		*
D. Fleet Wallace, Director	10,000		*
W. Brand Inlow, Director	10,000		*
Gary H. Hunt, Director	5,000		*
All Executive Officers as a Group (6 persons)	20,000

	94,313		*

*	Represents less than 1.0% of the outstanding common stock.

(1)	All outstanding options were forfeited on February 27, 2006 pursuant to the adoption of our plan of liquidation by stockholders.

(2)	Includes 6,175 shares of our common stock owned by AWT Family LP, a limited partnership 70.0% owned by Mr. Thompson and 23,138 shares of our common stock owned by our Advisor.

Equity Compensation Plan Information

In accordance with the adoption of our plan of liquidation by our stockholders on February 27, 2006, all of the plans were terminated and all outstanding options and warrants under the plans were forfeited and all restricted stock awards under the 2004 Incentive Award Plan became fully vested.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our Advisor is primarily responsible for managing our day-to-day business affairs and assets and carrying out the directives of our board of directors. Our Advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. Four of our executive officers are executive officers of our Advisor and all of our executive officers are employed and compensated by our Advisor or its parent company, NNN Realty Advisors. Moreover, Anthony W. Thompson, the Chairman of our board of directors, is the Chairman of the board of directors of NNN Realty Advisors. NNN Realty Advisors owns 100% of the equity interest in our Advisor. Mr. Thompson, our executive officers and executive officers of our Advisor collectively own approximately 35.0% of the equity interest in NNN Realty Advisors as of December 31, 2006.

Before the commencement of our initial offering, our Advisor purchased 22,000 shares of our common stock at a price of $9.05 per share for $200,000 in cash. Our Advisor intends to retain such shares while serving as our Advisor.

Advisory Agreement

Our Advisor bears the expenses incurred in connection with supervising, monitoring and inspecting real property or other assets owned by us (excluding proposed acquisitions) or otherwise relating to its duties under the Advisory Agreement. Such expenses include employing its personnel, rent, telephone, equipment and other administrative expenses. We reimburse our Advisor for certain expenses incurred, including those related to proposed acquisitions and travel expenses. However, we will not reimburse our Advisor for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2.0% of average invested assets or 25.0% of net income for such year. If our Advisor receives an incentive distribution, net income (for purposes of calculating operating expenses) excludes any gain from the sale of assets. Any amount exceeding the greater of 2.0% of average invested assets or 25.0% of net income paid to our Advisor during a fiscal quarter will be repaid to us within 60 days after the end of the fiscal year. We bear our own expenses for functions not required to be performed by our Advisor under the Advisory Agreement, which generally include capital raising and financing activities, corporate governance matters, and other activities not directly related to real estate properties and other assets. To date, except as disclosed below, no reimbursements have been made to our Advisor pursuant to the provisions of the Advisory Agreement.

The Advisory Agreement expired on July 22, 2005, and is renewable every anniversary thereof for a one-year term. Based on the adoption of our plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day to day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor bears expenses incurred for the performance of its services and is entitled to reimbursement subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets or 25.0% of net income for the previous four quarters. As of December 31, 2006, 2005 and 2004, such reimbursement had not exceeded these limitations. During the years ended December 31, 2006, 2005 and 2004, we reimbursed our Advisor for expenses of $2,830,000, $2,941,000 and $1,711,000, respectively, related to our operations. During the years ended December 31, 2006, 2005, and 2004, we paid our Advisor $0, $0, and $1,804,000, respectively, for organizational and offering expenses.

Pursuant to the Advisory Agreement, our Advisor or its affiliate is entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity. Certain fees paid to Realty were passed through to our Advisor pursuant to an agreement between our Advisor and Realty, or the Realty-Triple Net Agreement.

Real Estate Acquisition Fee

Prior to the adoption of our plan of liquidation, our Advisor or its affiliate was entitled to a real estate acquisition fee of up to 3.0% of the purchase price of a property. For the years ended December 31, 2006, 2005 and 2004, we paid $0, $448,000 and $13,315,000, respectively, to Realty for real estate acquisition fees.

Real Estate Disposition Fee

Prior to the adoption of our plan of liquidation, our Advisor or its affiliate was entitled to a real estate disposition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker. For properties sold after the adoption of our plan of liquidation, we anticipate paying our Advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property. For the years ended December 31, 2006, 2005 and 2004, we paid Realty, our Advisor or its affiliate $6,713,000, $1,115,000, and $0 for real estate disposition fees.

Lease Commissions

We pay our Advisor or its affiliate a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2006, 2005 and 2004, we paid Realty leasing commissions of $3,705,000, $2,756,000 and $869,000, respectively.

Property Management Fees

We pay our Advisor or its affiliate a property management fee of 5.0% of the gross revenues from our properties. For the years ended December 31, 2006, 2005 and 2004, we incurred and paid property management fees to Realty of $4,811,000, $5,617,000, and $4,293,000, respectively.

Incentive Distributions

Our Advisor owns non-voting incentive performance units in our Operating Partnership and is entitled to incentive distributions of operating cash flow, as defined, after our stockholders have received an 8.0% annual return on their invested capital. No incentive distributions were made to our Advisor for the years ended December 31, 2006, 2005 and 2004. In accordance with our plan of liquidation, the estimated incentive fee distribution to our Advisor is between $0 and $9,070,000. Based on the valuation of our portfolio as of December 31, 2006 and 2005, we have reserved for an estimated incentive fee distribution to our Advisor of $3,226,000 and $1,831,000, respectively.

Retention Bonuses and Milestone Payments

In accordance with our plan of liquidation approved by our stockholders, we will pay Scott D. Peters, our Chief Executive Officer and President, and Andrea R. Biller, our Executive Vice President and Secretary, retention bonuses of $50,000 and $25,000, respectively, upon the filing of each of our annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. As of December 31, 2006, Mr. Peters and Ms. Biller have received retention bonuses of $200,000 and $100,000 from us, respectively. Additionally, our Advisor will pay to each of Scott D. Peters and Andrea R. Biller a performance-based bonus of $100,000 upon the receipt by our Advisor of net commissions aggregating $5,000,000 or more from the sale of our properties. As of December 31, 2006, Mr. Peters and Ms. Biller have not received their performance-based bonuses of $100,000 each from our Advisor.

D. Fleet Wallace, W. Brand Inlow, Edward A. Johnson, Gary T. Wescombe and Gary H. Hunt, our independent directors and members of our board of directors and the special committee, are entitled to receive milestone payments, if they remain a member of our board of directors and the special committee, of $25,000 on each of December 31, 2006 and December 31, 2007, as well as a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per share to our stockholders. Assuming that these directors receive the maximum amount of milestone payments, they will each receive aggregate payments of up to $100,000. As of December 31, 2006, based upon the satisfaction of performance milestones, each of Messrs. Wallace, Inlow, Johnson, Wescombe and Hunt have earned milestone payments of $25,000 each. The milestone payment of $25,000 to each of Messrs. Wallace, Inlow, Johnson, Wescombe and Hunt was paid in January 2007.

Dealer Manager Agreement

We entered into a dealer manager agreement, or the Dealer Manager Agreement, with NNN Capital Corp. whereby NNN Capital Corp. served as the managing broker dealer for each of our offerings. During the period of our offerings, NNN Capital Corp. was 100.0% owned by Anthony W. Thompson. Pursuant to the terms of the Dealer Manager Agreement, for the years ended December 31, 2006, 2005 and 2004, we incurred and paid $0, $0 and $25,149,000, respectively, of selling commissions and marketing and due diligence fees.

Real Estate Commissions

In August 2006, Jeffrey T. Hanson was appointed to serve as a member of the then Board of Managers and the Managing Director-Real Estate of our Advisor and the President and Chief Executive Officer of Realty. Prior to his employment with our Advisor and Realty, Mr. Hanson was employed with Grubb & Ellis Co. In connection with his previous employment with Grubb & Ellis Co., and subsequent to his employment with our Advisor and Realty, Mr. Hanson has been or will be paid real estate commissions relating to transactions involving properties sold by us of approximately $329,000.

Related Party Accounts Receivable/Payable

Related party accounts receivable consists primarily of amounts due to us from our Advisor and affiliates. Related party accounts payable consists primarily of amounts due from us to our Advisor and affiliates.

Unconsolidated Debt Due to Related Parties

Our properties may obtain financing through our Advisor and Cunningham Lending Group, LLC, or Cunningham, an affiliate of Mr. Thompson. As of December 31, 2006 and 2005, we did not have any notes outstanding.

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

Business Relationships with Legal Counsel

Hirschler Fleischer, a Professional Corporation, or Hirschler Fleischer, acts as legal counsel to us. During the year ended December 31, 2006, we paid legal fees to Hirschler Fleischer in the amount of $215,000. Mr. Rogers, the President of our Advisor since August 2004, has been a member of Hirschler Fleischer since 1988, was a shareholder from 1994 to December 31, 2004, and since January 2005, has served as their senior counsel. As senior counsel, Mr. Rogers received compensation from Hirschler Fleischer attributable to fees paid by us and our Advisor to Hirschler Fleischer.

Item 14.	Principal Accounting Fees and Services.

Deloitte & Touche, LLP, or Deloitte, has served as our independent auditors since February 8, 2004 and has audited our financial statements for the years ended December 31, 2006, 2005 and 2004.

The following table lists the fees for services rendered by the independent auditors for 2006 and 2005:

Services	2006	2005

Audit Fees(1)	$636,000	$574,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	68,000	85,000
All Other Fees	—	—

Total	$704,000	$659,000

(1)	Audit fees billed in 2006 and 2005 consisted of the audit of our annual financial statements, acquisition audits, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees billed in 2006 and 2005 consisted of financial accounting and reporting consultations.

(3)	Tax services billed in 2006 and 2005 consisted of tax compliance and tax planning and advice.

The audit committee has determined that the provision by Deloitte of non-audit services for us in 2006 is compatible with Deloitte’s maintaining its independence.

The audit committee has approved Deloitte to perform the following non-audit services for us during 2006:

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

The following financial statement schedules for the year ended December 31, 2006 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	119
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	120

All schedules other than the ones listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedules:

Page

Valuation and Qualifying Accounts (Schedule II)	119
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	120

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of G REIT, Inc.

We have audited the accompanying consolidated statements of net assets in liquidation of G REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statement of changes in net assets in liquidation for the year ended December 31, 2006. In addition, we have audited the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. Our audits also include the consolidated financial statement schedules listed in the index to the consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statements of net assets in liquidation of G REIT, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statement of changes in net assets in liquidation for the year ended December 31, 2006 applied on the basis described in the preceding paragraph and the related results of operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/  Deloitte & Touche, LLP

Los Angeles, California
March 20, 2007

G REIT, INC.

CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005

ASSETS
Real estate investments:
Real estate held for sale	$417,384,000	$835,474,000
Investments in unconsolidated real estate	15,889,000	16,578,000

	433,273,000	852,052,000
Cash and cash equivalents	76,812,000	7,173,000
Restricted cash	8,555,000	14,288,000
Investment in marketable securities	—	7,617,000
Accounts receivable, net	5,025,000	5,974,000
Accounts receivable from related parties	199,000	395,000
Asset for estimated receipts in excess of estimated costs during liquidation	3,041,000	—

Total assets	526,905,000	887,499,000

LIABILITIES
Mortgages payable secured by properties held for sale	225,836,000	350,402,000
Credit facility secured by properties held for sale and other debt	—	60,964,000
Accounts payable and accrued liabilities	8,526,000	14,140,000
Accounts payable due to related parties	1,175,000	2,026,000
Security deposits and prepaid rent	2,629,000	4,989,000
Liability for estimated costs in excess of estimated receipts during liquidation	—	1,519,000

Total liabilities	238,166,000	434,040,000

Commitments and contingencies (Note 15)
Net assets in liquidation	$288,739,000	$453,459,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Year Ended December 31, 2006

Year Ended
December 31,
2006

Net assets in liquidation, beginning of period	$453,459,000
Changes in net assets in liquidation:
Changes to liability for estimated costs in excess of estimated receipts during liquidation:
Operating income	(25,716,000)
Distributions received from unconsolidated properties	(1,388,000)
Payments of liquidation costs and other amounts	12,501,000
Distributions to stockholders	8,235,000
Change in estimated costs in excess of estimated receipts during liquidation	10,928,000

Change to liability for estimated costs in excess of estimated receipts during liquidation	4,560,000

Change in fair value of assets and liabilities:
Change in fair value of marketable securities	(132,000)
Change in fair value of real estate investments	17,266,000
Change in assets and liabilities due to activity in liability for estimated costs in excess of estimated receipts during liquidation	6,368,000

Net increase in fair value	23,502,000

Liquidating distributions to stockholders	(192,782,000)

Change in net assets in liquidation	(164,720,000)

Net assets in liquidation, end of period	$288,739,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Going Concern Basis)
For the Years Ended December 31, 2005 and 2004

	Year Ended December 31,
	2005	2004

Expenses:
General and administrative	$4,006,000	$2,419,000

Operating loss	(4,006,000)	(2,419,000)
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(2,054,000)	(1,243,000)
Interest and dividend income	695,000	332,000
Gain on sale of marketable securities, unconsolidated real estate and joint venture	572,000	1,231,000
Equity in earnings (losses) of unconsolidated real estate	1,337,000	(604,000)
Income taxes	—	(398,000)
Other expense, net	(250,000)	—

Loss from continuing operations before discontinued operations	(3,706,000)	(3,101,000)
Discontinued operations:
Gain on sale of real estate	10,550,000	—
Income (loss) from discontinued operations	(4,215,000)	1,225,000

	6,335,000	1,225,000

Net income (loss)	$2,629,000	$(1,876,000)

Comprehensive income (loss):
Net income (loss)	$2,629,000	$(1,876,000)
Unrealized gain on marketable securities	78,000	55,000

Comprehensive income (loss)	$2,707,000	$(1,821,000)

Net income (loss) per common share:
Continuing operations — basic and diluted	$(0.08)	$(0.08)

Discontinued operations — basic and diluted	$0.14	$0.03

Total net income (loss) per common share — basic and diluted	$0.06	$(0.05)

Weighted-average number of common shares outstanding — basic and diluted	43,867,000	37,336,000

Distributions declared per share	$0.75	$0.75

Distributions declared	$32,888,000	$28,042,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Going Concern Basis)
For the Years Ended December 31, 2005 and 2004

	Common Stock
		Common		Distributions	Accumulated
	Number of	Stock Par	Additional	in Excess	Comprehensive
	Shares	Value	Paid-In Capital	of Earnings	Income	Total

BALANCE — December 31, 2003	17,562,000	$176,000	$156,733,000	$(6,387,000)	$—	$150,522,000
Net loss	—	—	—	(1,876,000)	—	(1,876,000)
Unrealized gain on marketable securities	—	—	—	—	55,000	55,000
Stock based compensation expense	—	—	257,000	—	—	257,000
Issuance of common stock, net of offering costs of $26,050,000	26,303,000	263,000	235,846,000	—	—	236,109,000
Distributions	—	—	—	(28,042,000)	—	(28,042,000)

BALANCE — December 31, 2004	43,865,000	439,000	392,836,000	(36,305,000)	55,000	357,025,000
Net income	—	—	—	2,629,000	—	2,629,000
Unrealized gain on marketable securities	—	—	—	—	78,000	78,000
Vesting of restricted stock and stock based compensation expense	4,000	—	234,000	—	—	234,000
Distributions	—	—	—	(32,888,000)	—	(32,888,000)

BALANCE — December 31, 2005	43,869,000	$439,000	$393,070,000	$(66,564,000)	$133,000	$327,078,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
For the Years Ended December 31, 2005 and 2004

	Year Ended December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,629,000	$(1,876,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate	(10,550,000)	—
Gain on sale of marketable securities, unconsolidated real estate and joint venture	(572,000)	(1,231,000)
Depreciation and amortization (including deferred financing costs and above/below market leases and deferred rent)	34,536,000	29,529,000
Swap collar interest	226,000	(347,000)
Stock compensation expense	234,000	257,000
Distributions received in excess of equity in earnings from investments in unconsolidated real estate	56,000	2,256,000
Minority interests	(183,000)	(9,000)
Change in operating assets and liabilities:
Accounts receivable	(1,374,000)	1,543,000
Other assets	(2,475,000)	(468,000)
Accounts payable and accrued liabilities	(2,773,000)	9,072,000
Security deposits and prepaid rent	(57,000)	1,179,000

Net cash provided by operating activities	19,697,000	39,905,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(18,419,000)	(550,530,000)
Purchase of investments in unconsolidated real estate and joint venture	—	(20,000,000)
Capital expenditures	(12,158,000)	(7,583,000)
Proceeds from sale of real estate operating property	113,014,000	—
Proceeds from sale of unconsolidated real estate	273,000	—
Purchases of marketable securities	(23,849,000)	(12,065,000)
Proceeds from sales of marketable securities	18,910,000	10,210,000
Proceeds from sale of joint venture	—	21,000,000
Restricted cash	2,661,000	(4,250,000)
Real estate and escrow deposits	—	—

Net cash provided by (used in) investing activities	80,432,000	(563,218,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	—	236,109,000
Borrowings under credit facility, mortgages payable and other debt	185,806,000	394,537,000
Principal repayments under credit facility, mortgages payable and other debt	(262,905,000)	(72,684,000)
Refund (payment) of deferred financing costs	310,000	(5,927,000)
Minority interests contributions	—	23,000
Minority interests distributions	(674,000)	(376,000)
Distributions	(32,888,000)	(26,335,000)

Net cash (used in) provided by financing activities	(110,351,000)	525,347,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,222,000)	2,034,000
CASH AND CASH EQUIVALENTS — beginning of year	17,567,000	15,533,000

CASH AND CASH EQUIVALENTS — end of year	$7,345,000	$17,567,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$26,616,000	$14,212,000

Income taxes	$—	$428,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investing Activities:
Accrual for tenant improvements and capital expenditures	$242,000	$—

The following represents the change in certain assets and liabilities in connection with our acquisitions and dispositions of operating properties:
Real estate deposits applied	$—	$2,600,000

Financing Activities:
Refinancing of property	$—	$11,605,000

Issuance of common stock for dividends reinvested	$—	$3,129,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

The use of the words “we,” “us” or “our” refers to G REIT, Inc. and its subsidiaries, including G REIT, L.P., or our Operating Partnership, except where the context otherwise requires.

1.	Organization and Description of Business

We were incorporated on December 18, 2001 as G REIT, Inc. under the laws of the Commonwealth of Virginia and were qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. On September 27, 2004, G REIT, Inc. was reincorporated in the State of Maryland in accordance with the approval of our stockholders at the 2004 Annual Meeting of Stockholders. We were originally organized to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. As described below, on February 27, 2006, our stockholders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaging in an ongoing liquidation of our assets. As of December 31, 2006, we owned interests in 15 properties aggregating a total gross leaseable area, or GLA, of 3.6 million square feet, including interests in 14 consolidated office properties and one unconsolidated office property. As of December 31, 2006, 87.5% of the total GLA of our consolidated properties was leased and tenants with a government orientation occupied 32.4% of the total GLA.

We conduct business and own properties through G REIT, L.P., or our Operating Partnership, which was formed as a Virginia limited partnership in December 2001. As of December 31, 2006, we are the sole general partner of our Operating Partnership and have control over the affairs of our Operating Partnership. We own 100.0% of the equity interests therein, except for 100 incentive non-voting ownership units issued to Triple Net Properties, LLC, or Triple Net Properties, or our Advisor.

We are externally advised by Triple Net Properties which manages us pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement expired on July 22, 2005, and was not renewed for consecutive one-year terms. However, our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the Advisory Agreement. In view of the approval of our plan of liquidation by our stockholders discussed below, we do not intend to renew the existing Advisory Agreement for a one year term or execute a new advisory agreement. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our properties.

In the fourth quarter of 2006, NNN Realty Advisors Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson, our Chairman of the board of directors, is the founder of our Advisor, and the Chairman of the board of directors of NNN Realty Advisors and owns 25.9% of its outstanding common stock.

2.	Plan of Liquidation

On December 19, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our stockholders at the Special Meeting of Stockholders held on February 27, 2006. Our plan of liquidation contemplates the orderly sale of all our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc. to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range were reasonable. In December 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range were reasonable from a financial point of view. Actual values realized

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for assets and settlement of liabilities may differ materially from the amounts estimated by us or reflected in Stanger’s opinion.

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differ from our expected net sales price, we will adjust our liquidation value accordingly.

Our plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined by our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets and anticipate completing our plan of liquidation by February 27, 2008. If we have not completed our plan of liquidation by December 31, 2007, we expect that we will have to provide management’s assessment of our internal control over financial reporting as of December 31, 2007 as part of our compliance with the Sarbanes Oxley Act of 2002. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005 and for all periods subsequent to December 31, 2005.

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

Principles of Consolidation

Our accompanying consolidated financial statements include our accounts and those of the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. All significant intercompany balances and transactions have been eliminated in consolidation and all references to us include our operating partnership and its subsidiaries. Prior to the adoption of the plan of liquidation, we accounted for all unconsolidated real estate investments using the equity method of accounting. Accordingly, we reported our net equity in our proportionate share of the total investments in real estate as “Investments in unconsolidated real estate” on our consolidated balance sheet. We reported our proportionate share of the total earnings of our investments in unconsolidated real estate as “Equity in earnings of unconsolidated real estate” on our consolidated statement of operations.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidation Basis of Accounting

As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005, and for all periods subsequent to December 31, 2005. Accordingly, all assets have been adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenants-in-common, or TICs, were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows there from, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our stockholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differ from our expected net sales price, we will adjust our liquidation value accordingly.

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

Property Held for Sale

Statement of Financial Accounting Standard, or SFAS, No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations of the component as discontinued operations. Prior to the adoption of our plan of liquidation, we reclassified amounts related to the operating properties in the consolidated financial statements to reflect the reclassification required by SFAS No. 144.

Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the operating properties have been excluded from our results from continuing operations for all periods presented herein. The financial results for the operating properties are presented in our consolidated statements of operations in a single line item entitled “Income (loss) from discontinued operations.”

Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 144 at such time as a property was held for sale, such property was carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceased to be depreciated. We classified operating properties as property held for sale in the period in which all of the following criteria were met:

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

Restricted Cash

Restricted cash is comprised of credit enhancements and impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements. As of December 31, 2006 and 2005, we had restricted cash of $8,555,000 and $14,288,000, respectively.

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

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prospects of the entity that issued the security. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

As of December 31, 2005, the marketable securities were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to December 31, 2005, the marketable securities have been continually marked to fair value, less estimated costs to sell, with a corresponding change to our net assets in liquidation. As of December 31, 2006, we liquidated our investment in marketable securities.

Minority Interests

Minority interests relate to the tenant in common, or TIC, interests in the consolidated properties that are not wholly owned by us, which, as of December 31, 2006, amounted to a 22.4%, 21.5% and 2.3% interest in One Financial Plaza, Western Place I & II and Bay View Plaza, respectively. In accordance with the adoption of our plan of liquidation, we applied the minority interest liability of $5,349,000 and $5,973,000 as of December 31, 2006 and December 31, 2005, respectively, against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets.

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

Tenant Receivables and Allowance for Uncollectible Accounts

Prior to the adoption of our plan on liquidation, tenant receivables and unbilled deferred rent receivables were carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance was maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances was based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. In accordance with our plan of liquidation, as of December 31, 2006 and 2005, we adjusted tenant receivables and deferred rent receivable to their net realizable value.

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

Other Assets

Prior to the adoption of our plan of liquidation, other assets consisted primarily of leasing commissions, deferred rent receivables, prepaid expenses and deposits. Costs incurred for property leasing were capitalized as deferred assets. Deferred leasing costs included leasing commissions that were amortized using the straight-line method over the term of the related lease. In accordance with the adoption of our plan of liquidation, deferred leasing costs and other assets were adjusted to their net realizable value as of December 31, 2006 and 2005, which was $0.

Deferred Financing Costs

Prior to the adoption of our plan of liquidation, financing costs consisted of loan fees and other deferred loan costs. Costs incurred for debt financing were capitalized as deferred assets. Deferred financing costs included amounts paid to lenders and others to obtain financing. Such costs were amortized over the term of the respective loan using a method that approximates the effective interest method. Amortization of deferred financing costs was included in interest expense in our consolidated statements of operations. In accordance with the adoption of our plan of liquidation, deferred financing costs were adjusted to their net realizable value as of December 31, 2006 and 2005, which was $0.

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

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, was recognized as revenue in the period in which the related expenses are incurred. Rental revenue is recorded on the contractual basis under the liquidation basis of accounting for periods subsequent to the year ended December 31, 2005.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of December 31, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of December 31, 2006, we had interests in five properties located in California which accounted for 42.4% of our total revenue and four properties located in Texas which accounted for 31.3% of our total revenue based on contractual base rent from leases in effect as of December 31, 2006. As of December 31, 2005, we had interests in eight properties located in California which accounted for 46.1% of our total revenue and seven properties located in Texas which accounted for 23.9% of our total revenue based on contractual base rent from leases in effect as of December 31, 2005. As of December 31, 2006 and 2005, none of our tenants accounted for 10.0% or more of our aggregate annual rental income.

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

Our consolidated statement of net assets and our balance sheet include the following financial instruments: cash and cash equivalents, marketable securities, tenant rent and other receivables, accounts payable and accrued expenses and notes payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of payable to affiliates is not determinable due to its related party nature. Based on borrowing rates available to us as of December 31, 2006 and 2005, the fair value and the net settlement value of the mortgage loans payable were $225,836,000 and $350,402,000, respectively. The fair value and the net settlement value of the credit facility from LaSalle Bank National Association, or LaSalle, or the Credit Facility, as of December 31, 2006 and 2005 were $0 and $58,369,000, respectively. Marketable securities are carried at fair value in our consolidated financial statements. See Note 8 — “Investment in Marketable Equity Securities.”

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

We operate as a real estate investment trust for federal income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90.0% of our REIT taxable income for the year, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2006, 2005 and 2004 and were not subject to any federal income taxes. It is our present intention to continue to adhere to these requirements and maintain our REIT status until the liquidation is complete.

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

Per Share Data

Prior to the adoption of our plan of liquidation, we reported earnings per share pursuant to SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share attributable for all periods presented are computed by dividing the net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted-average number of shares and all potentially dilutive securities, if any. Our potentially dilutive securities were options and non-vested restricted shares of stock. As of December 31, 2006, 2005 and 2004, there were 0, 420,000 and 420,000 options, respectively, which were accounted for under the treasury stock method. There were 0, 51,000 and 20,000 non-vested restricted shares of stock as of December 31, 2006, 2005 and 2004, respectively. Upon approval of our plan of liquidation by our stockholders, all outstanding options were forfeited on February 27, 2006. The options and restricted stock did not have a dilutive effect on earnings (loss) per share and, therefore, basic and diluted earnings (loss) per share were equivalent.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income (loss) per share is calculated as follows:

	Year Ended December 31,
	2005	2004

Loss from continuing operations	$(3,706,000)	$(3,101,000)
Gain on sale of real estate	10,550,000	—
Income (loss) from discontinued operations	(4,215,000)	1,225,000

Net income (loss)	$2,629,000	$(1,876,000)

Net income (loss) per share — basic and diluted:
Continuing operations	$(0.08)	$(0.08)
Discontinued operations	0.14	0.03

Total net income (loss) per share — basic and diluted	$0.06	$(0.05)

Weighted-average number of shares outstanding — basic and diluted	43,867,000	37,336,000

Stock Based Compensation

Prior to the adoption of our plan of liquidation, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, we have elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. Under APB No. 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. We have implemented the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. If we had elected to adopt the expense recognition provisions of SFAS No. 123 the impact on net income (loss) and earnings (loss) per share of common stock would have been as follows:

	Year Ended December 31,
	2005	2004

Reported net income (loss)	$2,629,000	$(1,876,000)
Add: Stock based employee compensation expense included in reported net income	162,000	257,000
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(183,000)	(196,000)

Pro forma net income (loss)	$2,608,000	$(1,815,000)

Reported net income (loss) per share — basic and diluted	$0.06	$(0.05)

Pro forma net income (loss) per share — basic and diluted	$0.06	$(0.05)

The pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model, assuming a 7.5% dividend yield, a 3.5% to 4.4% risk-free interest rate based on the 10-year U.S. Treasury Bond at the date of issuance, an expected life of 10 years and a volatility rate of 10.0%.

We granted options to purchase 0, 0 and 315,000 shares of our common stock during the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of the options granted during the years ended

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006, 2005 and 2004 was $0, $0 and $355,000, respectively. Upon approval of our plan of liquidation, all outstanding options were forfeited on February 27, 2006.

SFAS No. 123(R), Share-Based Payment, requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Our January 1, 2006 adoption of SFAS No. 123(R) did not have any impact on our net assets in liquidation during the year ended December 31, 2006.

Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, or FIN 47. FIN 47 clarifies guidance provided in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 was effective as of the end of the first fiscal year ending after December 15, 2005. The adoption of the interpretation did not have a material effect on our consolidated financial statements.

Segments

We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We do not believe that the adoption of FIN No. 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. If we have not liquidated our company prior to the required adoption of SFAS No. 157, we will adopt SFAS No. 157 on January 1, 2008. We do not believe that the adoption of SFAS No. 157 will have a material effect on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. If we have not liquidated our company prior to the required adoption of SFAS No. 159, we will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

4.	Asset (Liability) for Estimated Receipts (Costs) in Excess of Estimated (Costs) Receipts During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing our plan of liquidation. We currently estimate that we will have operating cash inflows from our estimated receipts in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the liquidation period. The change in the asset (liability) for estimated receipts (costs) in excess of estimated (costs) receipts during liquidation as of December 31, 2006 is as follows:

	December 31,	Cash Payments	Change in	December 31,
	2005	and (Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$24,390,000	$(27,104,000)	$15,138,000	$12,424,000
Liabilities:
Liquidation costs	(4,418,000)	2,697,000	(3,570,000)	(5,291,000)
Distributions to stockholders	(8,226,000)	8,235,000	(9,000)	—
Capital expenditures	(13,265,000)	9,804,000	(631,000)	(4,092,000)

	(25,909,000)	20,736,000	(4,210,000)	(9,383,000)

Total asset (liability) for estimated receipts (costs) in excess of estimated (costs) receipts during liquidation	$(1,519,000)	$(6,368,000)	$10,928,000	$3,041,000

Accrued distributions to our stockholders included in the liability for estimated costs in excess of estimated receipts during liquidation at December 31, 2005 included the estimated monthly liquidating distributions at an annualized rate of 7.50% expected to be paid pursuant to our plan of liquidation. The cash payments in distributions to stockholders include distributions paid of $8,235,000 for the first quarter of 2006.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net assets in liquidation decreased $164,720,000, or $3.75 per share, during the year ended December 31, 2006. The primary reasons for the decrease in our net assets includes: (i) a decrease in real estate investments of $418,779,000, or $9.54 per share; (ii) a decrease in restricted cash of $5,733,000, or $0.13 per share; (iii) a decrease in investment in marketable securities of $7,617,000, or $0.17 per share; and (iv) a decrease in the liability for estimated costs in excess of estimated receipts during liquidation of $4,560,000, or $0.10 per share, resulting in an asset for estimated receipts in excess of estimated costs during liquidation as offset by (v) an increase in cash and cash equivalents of $69,639,000, or $1.59 per share; (vi) a decrease in mortgage loans payable and credit facility and other debt of $185,530,000, or $4.22 per share; (vii) a decrease in accounts payable and accrued liabilities of $5,614,000, or $0.13 per share; and (viii) a decrease in security deposits and prepaid rent of $2,360,000, or $0.05 per share.

The overall decrease in the value of real estate assets during the year ended December 31, 2006 includes: (i) a decrease due to the sale of our 600 B Street, Hawthorne Plaza, AmberOaks, Brunswig Square, Centerpointe Corporate Park, 5508 Highway 290, Department of Children and Family Campus, Public Ledger Building, Atrium Building and Gemini Plaza properties during the year ended December 31, 2006; (ii) decreases in the anticipated sales prices of our One World Trade Center and One Financial Plaza properties pursuant to executed purchase and sale agreements; and (iii) a decrease in the expected liquidation values of certain other properties; as offset by (i) an increase as a result of the anticipated sale of our Two Corporate Park property which closed on January 11, 2007; (ii) an increase as a result of the anticipated sales price of our Opus Plaza at Ken Caryl property pursuant to an executed purchase and sale agreement and (iii) an increase in the expected liquidation value of certain other properties. The increase in cash and cash equivalents is primarily due to the proceeds received on the sale of our properties which closed in the fourth quarter of 2006. The decrease in restricted cash, accounts payable and accrued liabilities, security deposits and prepaid rent, mortgage loans payable and our credit facility is primarily due to the sale of our properties during the year ended December 31, 2006. The decrease in investment in marketable securities is due to the liquidation of our investments in marketable securities during the year ended December 31, 2006.

The net assets in liquidation as of December 31, 2006 of $288,739,000, plus the liquidating distributions to our stockholders through December 31, 2006 of approximately $192,782,000 would result in liquidating distributions to our stockholders per share of approximately $10.96. These estimates for liquidating distributions to our stockholders per share include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Real Estate Investments

Our real estate investments are comprised of consolidated properties and investments in unconsolidated real estate. As of December 31, 2006 and 2005, all of our consolidated properties are considered held for sale.

In accordance with our plan of liquidation, all of our consolidated properties are classified as properties held for sale. We had the following acquisitions and dispositions during the years ended December 31, 2006, 2005 and 2004:

Dispositions in 2006

We pay property disposition fees to Realty in connection with our disposition of properties. Certain disposition fees paid to Realty are passed through to our Advisor pursuant to the terms of the Realty-Triple Net Agreement.

600 B Street — San Diego, California

On July 18, 2006, we sold our 600 B Street property in San Diego, California, to Legacy Partners Realty Fund II, LLC, an unaffiliated third party, for a sales price of $95,500,000. Our cash proceeds were $91,730,000 after closing costs and other transaction expenses. A property disposition fee was paid to Realty of $1,433,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $573,000, or 0.6% of the sales price. As compared to December 31, 2005, our net assets available in liquidation as of the sales date increased by approximately $755,000 as a result of the sale.

Hawthorne Plaza — San Francisco, California

On September 14, 2006, we sold our Hawthorne Plaza property in San Francisco, California, to TMG Partners, an unaffiliated third party, for a sales price of $125,000,000. Our cash proceeds were $68,261,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee was paid to Realty of $1,875,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $750,000, or 0.6% of the sales price. The mortgage loan at the property of $51,719,000 was paid in full upon sale of the property. As compared to December 31, 2005, our net assets available in liquidation as of the sales date increased by approximately $19,960,000 as a result of the sale.

AmberOaks — Austin, Texas

On September 29, 2006, we sold our AmberOaks property in Austin, Texas, to Chase Merritt, LP, an unaffiliated third party, for a sales price of $46,837,000. Our cash proceeds were $27,584,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee was paid to Realty of $703,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $611,000, or 1.2% of the sales price. The mortgage loan at the property of $18,050,000 was paid in full upon sale of the property. As compared to December 31, 2005, our net assets available in liquidation as of the sales date increased by approximately $5,268,000 as a result of the sale.

Brunswig Square — Los Angeles, California

On October 6, 2006, we sold our Brunswig Square property located in Los Angeles, California, to Jamison Properties Inc., an unaffiliated third party, for a sales price of $26,900,000. Our net cash proceeds were $9,639,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee of $404,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $336,000, or 1.3% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, our net assets available in liquidation as of the sales date decreased by approximately $2,062,000 as a result of the sale.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Centerpoint Corporate Park — Kent, Washington

On October 17, 2006, we sold our Centerpoint Corporate Park property located in Kent, Washington, to Archon Acquisition, LLC, an unaffiliated third party, for a sales price of $77,525,000. Our net cash proceeds were $33,707,000 after payment of the related credit facility attributable to the Centerpoint Corporate Park property, closing costs and other transaction expenses. A property disposition fee of $1,163,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $465,000, or 0.6% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, our net assets available in liquidation as of the sales date increased by approximately $17,173,000 as a result of the sale.

5508 Highway 290 — Austin, Texas

On November 14, 2006, we sold our 5508 Highway 290 property located in Austin, Texas, to The Commons at Cliff Creek LTD, an unaffiliated third party, for a sales price of $10,200,000. We paid $862,000 upon the disposition of the property to pay off the related credit facility and to pay closing costs and other transaction expenses. A property disposition fee of $150,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $450,000, or 4.4% of the sales price, was also paid to unaffiliated brokers. As compared to December 31, 2005, our net assets available in liquidation as of the sales date decreased by approximately $705,000 as a result of the sale.

Department of Children and Family Campus — Plantation, Florida

On November 15, 2006, we sold our Department of Children and Family Campus property located in Plantation, Florida, to tenant in common, or TIC, investors managed by our Advisor for a sales price of $13,000,000. Our net cash proceeds were $2,898,000 after pay-off of the related credit facility and the payment of closing costs and other transaction expenses. As compared to December 31, 2005, our net assets available in liquidation as of the sales date increased by approximately $3,147,000 as a result of the sale.

Public Ledger Building — Philadelphia, Pennsylvania

On November 22, 2006, we sold our Public Ledger Building property located in Philadelphia, Pennsylvania, to J Grasso Properties, LLC, an unaffiliated third party for a sales price of $43,000,000. Our net cash proceeds were $13,933,000 after pay-off of the related mortgage loan and the payment of closing costs and other transaction expenses. A property disposition fee of $645,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $430,000, or 1.0% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, our net assets available in liquidation as of the sales date increased by approximately $558,000 as a result of the sale.

Atrium Building — Lincoln, Nebraska

On December 15, 2006, we sold our Atrium Building property located in Lincoln, Nebraska, to Sequoia Investments XVIII, LLC, an unaffiliated third party for a sales price of $5,805,000. We paid $219,000 upon the disposition of the property to pay off the related mortgage loan and to pay closing costs and other transaction expenses. A property disposition fee of $87,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $174,000, or 3.0% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, our net assets available in liquidation as of the sales date decreased by approximately $480,000 as a result of the sale.

Gemini Plaza — Houston, Texas

On December 29, 2006, we sold our Gemini Plaza property located in Houston, Texas, to Manuchehr Khoshbin, an unaffiliated third party for a sales price of $17,000,000. Our net cash proceeds were $5,633,000

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after pay-off of the related mortgage loan and the payment of closing costs and other transaction expenses. A property disposition fee of $255,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $251,000, or 1.5% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, our net assets available in liquidation as of the sales date decreased by approximately $2,437,000 as a result of the sale.

Properties Under Contract

On August 17, 2006, we entered into an agreement to sell our One World Trade Center property located in Long Beach, California, to an unaffiliated third party for a sales price of $150,000,000. On September 21, 2006, we entered into an amendment to the agreement to include buyer’s written confirmation, after the expiration of the inspection period, of its desire to proceed with the purchase of the property in accordance with, and subject to, the terms of the agreement, or the Approval Notice, as defined and required under Section 6.1 of the agreement. Pursuant to such amendment and the agreement, buyer deposited an additional $1,000,000 in escrow towards the purchase price of the property. The amendment also replaced previously provided service contract, lease schedule, and personal property exhibits to the agreement and set forth additional provisions regarding elevator maintenance, estoppels, permits and disputed charges. On January 5, 2007, January 19, 2007, January 26, 2007, January 31, 2007, February 15, 2007, February 22, 2007 and February 28, 2007, we entered into amendments to the One World Trade Center Purchase and Sale Agreement to extend the closing date to January 22, 2007, January 26, 2006, January 31, 2007, February 15, 2007, February 22, 2007, February 28, 2007 and March 2, 2007, respectively. On March 2, 2007, we entered into a ninth amendment to the agreement. The material terms of the ninth amendment provide for: (i) a reduced purchase price of $148,900,000; (ii) the installation of a filtration system required by the National Pollutant Discharge Elimination System and Water Discharge Elimination System Permit; (iii) a closing date of March 28, 2007; (iv) deletions of any indemnity or release by the buyer relating to the pre-closing groundwater matters in the agreement, and similarly, release of seller for liability for any post-closing groundwater matters; (v) buyer’s acknowledgement that the reduction in the purchase price is intended as full compensation for all ongoing costs, testing, impact on the property, and risk of losses or liabilities arising from the post-closing groundwater matters; and (vi) seller’s delivery of estoppel certificates from tenants representing 75% of the leased square footage, including major tenants identified in the agreement as a closing condition. We anticipate that a property disposition fee will be paid to Realty of $2,250,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $900,000, or 0.6% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the first quarter of 2007.

On March 1, 2007, we entered into an agreement to sell our One Financial Plaza property, located in St. Louis, Missouri, of which we own 77.63%, to an unaffiliated third party for a sales price of $47,000,000. We anticipate that a property disposition fee will be paid to Realty of $705,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $470,000, or 1.0% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in March or April 2007.

On March 16, 2007, we entered into an agreement to sell our Opus Plaza at Ken Caryl property, located in Littleton, Colorado, to an unaffiliated third party for a sales price of $10,400,000. We anticipate that a property disposition fee will be paid to our Advisor or its affiliate of $156,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $260,000, or 2.5% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2007.

Dispositions in 2005

We pay property disposition fees to Realty in connection with our disposition of properties. Certain disposition fees paid to Realty are passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

525 B Street — San Diego, California

On August 10, 2005, we sold the 525 B Street property located in San Diego, California to an unaffiliated third party, for a sales price of $116,000,000. In conjunction with the sale of the 525 B Street property, we paid off our existing cross-collateralized debt of $126,000,000 on the 525 B and 600 B Street properties. The sale resulted in us recording a gain of $10,550,000. A property disposition fee of $1,115,000, or 1.0% of the sales price, was paid to Realty and sales commissions of $862,000, or 0.7% of the sales price, was also paid to unaffiliated brokers.

Park Sahara — Las Vegas, Nevada

On December 20, 2005, the Park Sahara property in Las Vegas, Nevada, of which we own a 4.75% TIC interest, was sold to an unaffiliated third party for a total sales price of $17,455,000. We received net cash proceeds totaling approximately $273,000 after repayment of debt, closing costs and other transaction expenses. The sale resulted in us recording a net gain of approximately $132,000. A property disposition fee of $320,000, or approximately 1.8% of the total sales price, was paid to Realty and sales commissions of $639,000, or approximately 3.7% of the total sales price, was also paid to unaffiliated brokers.

Acquisitions in 2005

We pay property acquisition fees to Realty in connection with our acquisition of properties. Certain acquisition fees paid to Realty are passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

Opus Plaza at Ken Caryl — Littleton, Colorado

On September 12, 2005, through our wholly-owned subsidiary G REIT — Opus Plaza at Ken Caryl, LLC, we purchased a 100.0% interest in Opus Plaza at Ken Caryl, a single-story office building of 62,000 square feet of GLA located in Littleton, Colorado. The property was purchased from an unaffiliated third party for a purchase price of $10,176,000. The seller paid Realty a sales commission of $296,000, or 2.9% of the purchase price. At the time of acquisition, we obtained a first mortgage loan from LaSalle secured by the property in the amount of $6,700,000. The loan bears interest at a fixed rate of 5.24% per annum and its maturity date is October 1, 2015.

Eaton Freeway — Phoenix, Arizona

On October 21, 2005, through our wholly-owned subsidiary G REIT — Eaton Freeway Industrial Park, LLC, we purchased a 100.0% interest in Eaton Freeway, a four-building multi-tenant industrial complex totaling 62,000 of GLA square feet located in Phoenix, Arizona. The property was purchased from an unaffiliated third party for a purchase price of $7,588,000. We paid Realty a sales commission of $152,000, or 2.0% of the purchase price. At acquisition, we obtained a first mortgage loan secured by the property from Principal Bank in the amount of $5,000,000. The loan bears interest at a fixed rate of 5.21% per annum and the maturity date of the loan is May 1, 2011.

Acquisitions in 2004

We pay property acquisition fees to Realty in connection with our acquisition of properties. Certain acquisition fees paid to Realty are passed through to our Advisor pursuant to the Realty-Triple Net Agreement.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2004, our investment in consolidated real estate consisted of 23 properties, which represents an increase of 12 properties from December 31, 2003. Our 2004 acquisitions are as follows:

						Borrowing
			Ownership		Purchase	Incurred at	Square	Commission
Property Description	Location	Purchase Date	Percentage		Price	Acquisition(1)	Feet	to Realty(2)

AmberOaks Corporate Center	Austin, TX	January 20, 2004	100.0%		$35,525,000	$14,250,000	282,000	$909,000
Public Ledger Building	Philadelphia, PA	February 13, 2004	100.0%		33,950,000	25,000,000	472,000	965,000
Madrona Buildings	Torrance, CA	March 31, 2004	100.0%		45,900,000	28,458,000	211,000	1,350,000
Brunswig Square	Los Angeles, CA	April 5, 2004	100.0%		23,805,000	15,830,000	136,000	716,000
North Belt Corporate Center	Houston, TX	April 8, 2004	100.0%		12,675,000	—	156,000	400,000
Hawthorne Plaza	San Francisco, CA	April 20, 2004	100.0%		97,000,000	62,750,000	419,000	2,900,000
Pacific Place	Dallas, TX	May 26, 2004	100.0%		29,900,000	—	324,000	897,000
525 B Street — Golden Eagle	San Diego, CA	June 14, 2004	100.0%		96,310,000	69,943,000	424,000	1,445,000
600 B Street — Comerica	San Diego, CA	June 14, 2004	100.0%		77,190,000	56,057,000	339,000	1,158,000
Western Place I & II	Fort Worth, TX	July 23, 2004	78.50	%(3)	33,500,000	24,000,000	429,000	1,000,000
Pax River Office Park	Lexington Park, MD	August 6, 2004	100.0%		14,000,000	—	172,000	420,000
One Financial Plaza	St. Louis, MO	August 6, 2004	77.6	%(3)	37,000,000	30,750,000	434,000	1,155,000

Totals					$536,755,000	$327,038,000	3,798,000	$13,315,000

(1)	Represents the amount of the mortgage loan assumed by us upon the closing of the acquisition by us or newly placed on the property at closing.

(2)	Realty, an affiliate of our Advisor, which was solely owned by Anthony W. Thompson, through December 31, 2004 (At December 31, 2005, Mr. Thompson owned 84.0% of Realty).

(3)	Our TIC ownership interest.

During the year ended December 31, 2004, we completed the acquisition of ten wholly-owned properties and two TIC interests in two properties with TIC interests of 78.5% and 77.6%, adding a total of 3,798,000 square feet of GLA to our property portfolio. The aggregate purchase price of these properties was $536,755,000, of which $327,038,000 was financed with mortgage debt. We paid $13,315,000 in commissions to Realty in connection with these acquisitions. In accordance with SFAS No. 141, we allocated the purchase price of these properties to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2004, we have allocated and recorded $93,192,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Such intangible assets are being amortized over the term of each of the underlying tenant leases ranging from 1 to 107 months. Total amortization of the lease intangible assets for 2005 and 2004 was $14,775,000 and $14,132,000, respectively. On certain acquisitions, we have recorded lease intangible liabilities related to the acquired below market leases of $23,433,000 during 2004. The lease intangible liabilities are being amortized over the term of each of the underlying tenant leases ranging from 2 to 123 months. Amortization of $3,349,000 and $5,406,000 was recorded for these lease intangibles during 2005 and 2004, respectively.

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

The summarized condensed combined historical financial information of investments in our unconsolidated real estate is as follows:

	Year Ended December 31,
	2005	2004

Revenues	$20,512,000	$19,104,000
Rental and other expenses	16,195,000	21,888,000

Net income (loss)	$4,317,000	$(2,784,000)

Our equity in earnings (loss)	$1,337,000	$(604,000)

7.	Restricted Cash

Restricted cash is comprised of credit enhancements and impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements. As of December 31, 2006 and 2005, we had restricted cash of $8,555,000 and $14,288,000, respectively.

8.	Investment in Marketable Equity Securities

Sales of equity securities resulted in realized gains of $457,000 and realized losses of $17,000 for the year ended December 31, 2005. Sales of equity securities resulted in realized gains of $289,000 and realized losses of $38,000 for the year ended December 31, 2004. During the year ended December 31, 2006, our net assets in liquidation have decreased by $132,000 as a result of changes in the fair value of equity securities. As of December 31, 2006, we liquidated our investment in marketable securities.

9.	Mortgage Loans Payable

As of December 31, 2006, we had secured mortgage loans outstanding on 11 of our consolidated properties, representing aggregate indebtedness in the principal amount of $238,010,000 ($225,836,000 on a liquidation basis) consisting of $196,321,000 on a liquidation basis, or 86.9%, of fixed rate debt at a weighted-average interest rate of 5.32% per annum and $29,515,000 on a liquidation basis, or 13.1%, variable rate debt at a weighted-average interest rate of 7.86% per annum. As of December 31, 2005, we had secured mortgage loans outstanding on 17 of our consolidated properties, representing aggregate indebtedness in the principal amount of $362,580,000 ($350,402,000 on a liquidation basis) consisting of $269,062,000 on a liquidation basis, or 76.8%, of fixed rate debt at a weighted-average interest rate of 5.28% per annum and $81,340,000 on a liquidation basis, or 23.2%, variable rate debt at a weighted-average interest rate of 6.18% per annum. As of December 31, 2006 and 2005, the effective interest rates on mortgage loans ranged from 5.18% to 8.22% per annum and 5.08% to 7.19% per annum, respectively, and the weighted-average effective interest rate was 5.65% and 4.39% per annum, respectively. The loans mature at various dates through October 2015.

As of December 31, 2006 and 2005, we have adjusted the carrying values of the outstanding mortgage loans payable to the estimated settlement amount in the consolidated statements of net assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the property.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of December 31, 2006, we were in compliance with all such covenants.

The principal payments due on notes payable for each of the next five years ending December 31 and thereafter are summarized as follows (liquidation basis):

Year	Amount

2007	$34,169,000
2008	1,041,000
2009	30,495,000
2010	1,556,000
2011	23,994,000
Thereafter	134,581,000

$225,836,000

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

Derivatives are recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change. We recorded $226,000 as an increase to interest expense for the year ended December 31, 2005 and $347,000 as a reduction to interest expense for the year ended December 31, 2004 for interest rate swaps and collars. We did not have any derivative financial instruments as of December 31, 2006 and 2005.

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

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 17, 2006, we entered into a First Amendment to Second Amended and Restated Credit Agreement, or the Amendment, to our Amended Credit Agreement with LaSalle, Bank of America, and Citizens Financial Bank entered into on January 25, 2006. The material terms of the Amendment provide for the following: (i) the release of the Centerpoint Corporate Park property as a mortgaged property under the terms of the Amended Credit Agreement; (ii) that upon receipt of their proceeds, or the Proceeds, from the Release Price (as defined in the Amended Credit Agreement) resulting from the sale of Centerpoint Corporate Park property, Bank of America and Citizens Financial Bank will have received full payment of their Commitments (as defined in the Amended Credit Agreement); (iii) and that upon receipt of the Proceeds, Bank of America and Citizens Financial Bank shall no longer serve as lenders under the Credit Agreement and shall each deem any promissory notes or note assumptions they hold as paid in full and returned to us. On October 17, 2006, we paid down $39,900,000 on the Credit Facility in conjunction with the sale of our Centerpoint Corporate Park property. With the $39,900,000 payment, Bank of America and Citizens Financial Bank received full repayment of their Commitments and LaSalle received the remaining balance of the Release Price payment. As a result, the principal balance of LaSalle’s Commitment was $18,469,000 and Bank of America and Citizens Financial Bank are no longer lenders under the Credit Agreement. On November 14, 2006, we paid down $9,588,000 on the Credit Facility in conjunction with the sale of our 5508 Highway 290 property. We paid off the remaining principal balance on the Credit Facility of $8,881,000 in conjunction with the sale of our Department of Children and Family Campus property on November 15, 2006.

As of December 31, 2006, there were no borrowings under the Credit Facility. As of December 31, 2005, borrowings under the Credit Facility totaled $58,369,000 and bore interest at the interest rate of 6.34% per annum.

Other Debt

We have a Margin Securities Account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin is secured by the securities we purchase and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities purchased, we will be subject to a margin call and required to fund the account to return the margin balance to 50.0% of the fair market value of the securities purchased. The Margin Securities Account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the year ended December 31, 2006, we borrowed $11,954,000 and repaid $14,549,000 on margin. During the year ended December 31, 2005, we borrowed $6,436,000 and repaid $3,841,000 on margin. As of December 31, 2006, we did not have any margin liabilities outstanding. As of December 31, 2005, we had $2,595,000 in margin liabilities outstanding at an interest rate of 7.75% per annum.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Minority Interests

Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of December 31, 2006, amounted to a 22.4%, 21.5% and 2.3% interest in One Financial Plaza, Western Place I & II and Bay View Plaza, respectively. In accordance with the adoption of our plan of liquidation, we applied the minority interest liability of $5,349,000 and $5,973,000 as of December 31, 2006 and December 31, 2005, respectively, against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets.

We have the right to purchase all or any portion of the outstanding undivided TIC interest in Bay View Plaza at fair market value beginning as of July 31, 2006. We have the right to purchase all or any portion of the outstanding unrelated TIC interests in Western Place I & II and One Financial Plaza at fair market value beginning as of July 23, 2005 and August 6, 2005, respectively.

As of December 31, 2006, we have advanced $335,000 and $100,000 to our Bay View Plaza and Western Place I & II properties, respectively. In addition, as of December 31, 2006 the TICs at our Bay View Plaza and Western Place I & II properties received distributions of $9,000 and $113,000, respectively, while we have not received our pro rata share of such distributions. We expect to receive repayment of these advances and to reconcile the payment of distributions to TICs upon the sale of each of the respective properties pursuant to our plan of liquidation.

12.	Stockholders’ Equity

Common Stock

As of December 31, 2006, 2005 and 2004, 43,920,000, 43,869,000 and 43,865,000 shares of our common stock were outstanding, respectively. The aggregate gross proceeds to us before offering costs and selling commissions were $437,315,000 pursuant to our initial public offering, or Initial Offering, and our second public offering, or Second Offering. See Note 14 — “Related Party Transactions”. An aggregate of 22,000 shares of our common stock, or $200,000 of our common stock, were sold to our Advisor in accordance with the requirements of the North American Securities Administrators Association.

Pursuant to our Initial Offering, our limitation on all offering expenses is 15.0% of the gross offering proceeds. Effective October 17, 2002, our board of directors lowered the limitation on offering and organizational expenses to be borne by us on a prospective basis from 15.0% to 14.0% of the gross offering proceeds. Organizational and offering costs did not exceed these limitations during our Initial and Second Offerings.

In connection with our Initial Offering, we incurred $20,944,000 of costs related to the issuance and distribution of our common stock through December 31, 2004. Such amount includes $18,565,000 paid to NNN Capital Corp., the dealer manager of the Offering, a company 100.0% owned by Anthony W. Thompson during the offering period, principally comprised of selling commissions, marketing and due diligence costs. In addition, we paid $1,630,000 to our Advisor for reimbursement of offering expenses.

Beginning September 1, 2002, we began monthly distributions to stockholders of record as of the end of the preceding month at an annual rate of 7.00% of the per share purchase price to the extent of lawfully available funds. The distribution rate increased to 7.25% effective January 1, 2003 and to 7.50% effective June 1, 2003. Distribution rates were based on a $10.00 per share purchase price from September 1, 2002 through October 2006 and a $6.10 per share value remaining subsequent to October 2006. The declaration of distributions was at the discretion of our board of directors who determined the amount of distributions on a regular basis. On October 11, 2006, we paid a special liquidating distribution of $171,289,000, or $3.90 per share, to our stockholders of record as of September 30, 2006. While the plan of liquidation provided that monthly liquidating distributions would terminate following the payment of liquidating distributions totaling

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$150,000,000, our board of directors has decided to continue the payment of monthly liquidating distributions at an annualized rate of 7.50% on the remaining share value of $6.10. Our board of directors will continue to evaluate the payment of regular monthly liquidating distributions on an on-going basis as more properties are sold and additional special liquidating distributions are paid to stockholders. Every payment of distributions will be subject to the availability of cash and the discretion of our board of directors. For the year ended December 31, 2006, we declared distributions of $201,017,000, which consisted of $8,235,000 in distributions declared prior to our stockholders approving our plan of liquidation on February 27, 2006 and $192,782,000 in liquidating distributions. For the year ended December 31, 2005, we declared distributions of $32,888,000. We did not have any distributions payable as of December 31, 2006 and 2005.

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

Share Repurchase Plan

Effective July 22, 2002, we adopted a share repurchase plan, or Repurchase Plan, which provided eligible stockholders with limited liquidity by enabling them to request the repurchase of their common stock by us subject to various limitations. Repurchases were made at the sole discretion of our board of directors. To be eligible to request a repurchase, a stockholder must have offered for resale at least 25.0% of the total number of shares of common stock owned and must have owned the shares for at least one year.

The price paid by us per repurchased share of common stock varied in accordance with the terms of the Repurchase Plan. Repurchases, if any, were affected by us on or about the last day of each calendar quarter. Funding for the Repurchase Plan came from our operations and DRIP. We repurchased 0, 0, and 18,000 shares of our common stock for $0, $0 and $164,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Repurchase Plan was terminated on April 30, 2004.

Stock Option Plans

Independent Director Stock Option Plan

On July 22, 2002, we adopted the independent director stock option plan, or Director Plan, which was approved by our stockholders at our annual meeting on June 28, 2003. We had authorized and reserved a total of 100,000 shares of common stock for issuance under the Director Plan. The Director Plan provided for the grant of options to purchase 5,000 shares of common stock to each independent or outside director as of the date such individual became a director, and subsequent grants of options to purchase 5,000 shares of common stock on the date of each annual meeting of stockholders to each independent and outside director still in office. No options were granted during the years ended December 31, 2006 and 2005. During the year ended December 31, 2004, we granted options to purchase 10,000 shares at $9.00 per share to each of the four independent and outside directors. As of December 31, 2006 and 2005, there were 0 and 80,000 options outstanding, respectively. During the year ended December 31, 2006, no options were exercised under this plan. Upon approval of our plan of liquidation by stockholders on February 27, 2006, all outstanding options were forfeited for no consideration and the Director Plan was terminated.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Officer and Employee Stock Option Plan

On July 22, 2002, we adopted the officer and employee stock option plan, or Officer Plan. We authorized and reserved a total of 400,000 shares of common stock for issuance under the Officer Plan. No options were granted during the years ended December 31, 2006 and 2005. During the year ended December 31, 2004, we granted options to purchase 275,000 shares of our common stock at $9.00 per share to our officers under the Officer Plan. As of December 31, 2006 and December 31, 2005, our officers had options outstanding for the purchase of 0 and 340,000 shares of our common stock, respectively. During the year ended December 31, 2006, no options were exercised under this plan. Upon approval of our plan of liquidation by stockholders on February 27, 2006, all outstanding options were forfeited for no consideration and the Officer Plan was terminated.

		Range of		Weighted
	Number	Exercise		Average
Options Outstanding at	of Shares	Prices		Exercise Price

December 31, 2004 (85,000 options exercisable)	420,000		$9.00-$9.05	$9.00
Granted	—		—	—
Cancelled	—		—	—

December 31, 2005 (105,000 options exercisable)	420,000	9.00-$	9.05	9.00
Granted	—		—	—
Cancelled	(420,000)		(9.00-9.05)	(9.00)

December 31, 2006	—		$—	$—

2004 Incentive Award Plan

On May 10, 2004, we adopted the 2004 incentive award plan, or 2004 Plan, to provide for equity awards to our employees, directors and consultants, which was approved at our Annual Meeting of Stockholders on June 29, 2004. The 2004 Plan authorizes the grant of options to our employees, directors and consultants intended to qualify as incentive stock options under Section 422 of the Code. The 2004 Plan also authorizes the grant of awards consisting of nonqualified stock options, restricted stock, stock appreciation rights and other awards, including cash bonuses. The aggregate number of shares of common stock subject to such awards was not to exceed 6,000,000 shares of our common stock. Our board of directors administered the 2004 Plan. The 2004 Plan provided that each of our non-employee directors would receive an automatic grant of 5,000 shares of restricted stock on the date of each of our annual meetings.

As of December 31, 2006 and 2005 there were 55,000 restricted shares of common stock granted. Restricted shares vested at 20.0% per year on each of the first through fifth anniversaries of the grant date, or sooner upon a change of control of our company. Compensation expense related to the restricted stock awards under the 2004 Plan is recorded over the related vesting periods based on the fair value of the underlying awards. Included in the general and administrative expenses in the accompanying consolidated statement of operations is compensation expense of $98,000 and $21,000 for the years ended December 31, 2005 and 2004, respectively, related to such awards. During the year ended December 31, 2005, 4,000 restricted shares vested. The 2004 Plan was terminated upon approval of our plan of liquidation by stockholders on February 27, 2006 and all outstanding restricted shares became fully vested.

	Number	Fair Value
Nonvested Restricted Shares at	of Shares	of Shares

Nonvested as of December 31, 2005	51,000	$10.00
Vested	(51,000)	(10.00)

Nonvested as of December 31, 2006	—	$—

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the liquidation basis of accounting, the accelerated vesting of the restricted shares did not change the net assets available for liquidation. In addition, the forfeitures of all the outstanding vested and unvested stock options did not change net assets available for liquidation nor the amount of net assets available for liquidation per share. SFAS No. 123(R), Share-Based Payment, did not have any impact on the net assets in liquidation during the year ended December 31, 2006

13.	Future Minimum Rent

Rental Income

We have operating leases with tenants that expire at various dates through 2016 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2006, are summarized as follows:

Year Ending	Amount

2007	$48,175,000
2008	39,543,000
2009	36,825,000
2010	30,800,000
2011	25,333,000
Thereafter	38,272,000

Total	$218,948,000

A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2006, 2005 and 2004, the amount of contingent rent earned by us was not significant.

14.	Related Party Transactions

Advisory Agreement

Advisory Fees

The Advisory Agreement between our Advisor and us expired on July 22, 2005. Based on the adoption of our plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director, some of whom also own an equity interest in our Advisor. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined, or 25.0% of net income for the previous four quarters, as defined. As of December 31, 2006, 2005 and 2004, such reimbursement had not exceeded these limitations. For the years ended December 31, 2006, 2005, and 2004 we reimbursed our Advisor for expenses of $2,830,000, $2,941,000, and $1,711,000, respectively, related to our operations.

Pursuant to the Advisory Agreement, our Advisor or its affiliate is entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity. Certain fees paid to Realty were passed through to our Advisor pursuant to an agreement between our Advisor and Realty, or the Realty-Triple Net Agreement.

Real Estate Acquisition Fee

Prior to the adoption of our plan of liquidation, our Advisor or its affiliates was entitled to a real estate acquisition fee of up to 3.0% of the purchase price of a property. For the years ended December 31, 2006, 2005 and 2004, we paid Realty, $0, $448,000 and $13,315,000, respectively, for real estate acquisition fees (Note 6).

Real Estate Disposition Fee

Prior to the adoption of our plan of liquidation, we paid Realty a real estate disposition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker, of which 75.0% was passed through to our Advisor pursuant to the Realty-Triple Net Agreement. We anticipate paying a real estate disposition fee of up to 1.5% of the sales price of the properties to be sold after adoption of our plan of liquidation. For the years ended December 31, 2006, 2005 and 2004, we paid real estate disposition fees to Realty of $6,713,000, $1,115,000 and $0, respectively.

Lease Commissions

We pay our Advisor or its affiliates a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2006, 2005 and 2004, we paid Realty leasing commissions of $3,705,000, $2,756,000 and $869,000, respectively.

Property Management Fees

We pay our Advisor or its affiliates a property management fee of 5.0% of the gross revenues from our properties. For the years ended December 31, 2006, 2005 and 2004 we incurred and paid management fees to Realty of $4,811,000, $5,617,000 and $4,293,000, respectively.

Incentive Distributions

Our Advisor owns non-voting incentive performance units in G REIT, L.P., our Operating Partnership, and is entitled to incentive distributions of operating cash flow, as defined, after our stockholders have received an 8.0% annual return on their invested capital. No incentive distributions were made to our Advisor for the years ended December 31, 2006, 2005 and 2004. In accordance with our plan of liquidation, the estimated incentive fee distribution to our Advisor is between $0 and $9,070,000. Based on the valuation of our portfolio as of December 31, 2006 and 2005, we have reserved for an estimated incentive fee distribution to our Advisor of $3,226,000 and $1,831,000, respectively.

Retention Bonuses and Milestone Payments

In accordance with our plan of liquidation approved by our stockholders, we will pay Scott D. Peters, our Chief Executive Officer and President, and Andrea R. Biller, our Executive Vice President and Secretary, retention bonuses of $50,000 and $25,000, respectively, upon the filing of each of our annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. As of December 31, 2006, Mr. Peters and Ms. Biller have received retention bonuses of $200,000 and $100,000 from us, respectively. Additionally, our Advisor will pay to each of Scott

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D. Peters and Andrea R. Biller a performance-based bonus of $100,000 upon the receipt by our Advisor of net commissions aggregating $5,000,000 or more from the sale of our properties. As of December 31, 2006, Mr. Peters and Ms. Biller have not received their performance-based bonuses of $100,000 each from our Advisor.

D. Fleet Wallace, W. Brand Inlow, Edward A. Johnson, Gary T. Wescombe and Gary H. Hunt, members of our board of directors and the special committee, are entitled to receive milestone payments, if they remain a member of our board of directors and the special committee, of $25,000 on each of December 31, 2006 and December 31, 2007, as well as a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per share to our stockholders. Assuming that these directors receive the maximum amount of milestone payments, they will each receive aggregate payments of up to $100,000. As of December 31, 2006, based upon the satisfaction of performance milestones, each of Messrs. Wallace, Inlow, Johnson, Wescombe and Hunt have earned milestone payments of $25,000. The milestone payment of $25,000 to each of Messrs. Wallace, Inlow, Johnson, Wescombe and Hunt was paid in January 2007.

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

Unconsolidated Debt Due to Related Parties

Our properties may obtain financing through our Advisor and Cunningham Lending Group, LLC, or Cunningham, an affiliate of Mr. Thompson. As of December 31, 2006 and 2005, we did not have any notes outstanding.

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

Offering Expenses

Selling Commissions

NNN Capital Corp., the dealer manager of our Offerings, or the Dealer Manager was wholly owned during the offering period by Anthony W. Thompson. Pursuant to the Dealer Manager Agreement, the Dealer Manager received selling commissions of 7.5% and 7.0% of the aggregate gross offering proceeds from our

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Initial and Second Offerings, respectively. The Dealer Manager received selling commissions from us of $0, $0 and $17,753,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Dealer Manager re-allowed 100.0% of commissions earned by it to participating broker dealers.

Marketing and Due Diligence Expense Reimbursement Fees

The Dealer Manager also received marketing and due diligence expense reimbursements from us of 2.0% and 3.0% of the aggregate gross offering proceeds from our Initial and Second Offerings, respectively. The Dealer Manager received marketing and due diligence expense reimbursement fees of $0, $0 and $7,396,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Dealer Manager may re-allow up to 1.0% of these fees paid by us to participating broker dealers.

Organization and Offering Expenses

Our Advisor bears some of our organization and offering costs incurred in our offerings. Our Advisor may be reimbursed by us for actual expenses incurred by it for up to 2.5% and 2.0% of the aggregate gross offering proceeds from our Initial and Second Offerings, respectively. Our Advisor was reimbursed $0, $0 and $1,804,000 for the years ended December 31, 2006, 2005 and 2004, respectively, for the reimbursement of organization and offering expenses incurred.

Business Relationships with Legal Counsel

Hirschler Fleischer, a Professional Corporation, or Hirschler Fleischer, acts as legal counsel to us. During the year ended December 31, 2006, we paid legal fees to Hirschler Fleischer in the amount of $215,000. Mr. Rogers, the President of our Advisor since August 2004, has been a member of Hirschler Fleischer since 1988, was a shareholder from 1994 to December 31, 2004, and since January 2005, has served as their senior counsel. As senior counsel, Mr. Rogers received compensation from Hirschler Fleischer attributable to fees paid by us and our Advisor to Hirschler Fleishcher.

Joint Venture

On June 15, 2004, through our wholly owned subsidiary, GREIT TRS, Inc., we formed NNN/GREIT-TRS JV, LLC, or the JV, a joint venture with our Advisor. We contributed $20,000,000, for an 87.2% ownership interest in the JV. The JV subsequently invested in NNN Emerald Plaza, LLC. The JV agreement required a guaranteed payment to us at the time the investment in NNN Emerald Plaza, LLC is sold to third parties. On July 14, 2004, following the sale to unaffiliated third parties, we received the $20,000,000 investment along with the guaranteed payment of $1,000,000 pursuant to the JV agreement. Such amount is included in the gain on sale of marketable securities and joint venture in the accompanying statement of operations.

15.	Commitments and Contingencies

Operating Leases

The 600 B Street (Comerica Building) property in San Diego was encumbered by two ground leases under portions of the office building. Both ground leases expire in 2012, with five options to extend for 10 years each, and no option to purchase. Rent increases every five years by the increase in the wholesale price index. The lease end dates are June 30, 2062 if all options are exercised. The total annual rent payment for both ground leases was $330,000 as of December 31, 2005. We sold the 600 B Street property on July 18, 2006.

The Sutter Square Galleria property is subject to a ground lease expiring in 2040 with one ten-year option period thereafter. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Atrium Building property was encumbered by two ground leases under parts of the office building. One ground lease expires in 2015, with one 40-year extension option, and requires annual rental payments of $25,000. The other ground lease expires in 2014, with one 40-year extension option, and required annual rental payments of $16,000. We sold the Atrium Building property on December 15, 2006.

The aggregate ground lease rent for the years ended December 31, 2006, 2005 and 2004 was $372,000, $515,000 and $388,000, respectively. We do not have any future minimum ground lease obligations under noncancelable leases as of December 31, 2006 as a result of the sale of our 600 B Street and Atrium Building properties during the year ended December 31, 2006.

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

Our Advisor is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could materially adversely affect our Advisor’s ability to perform its duties to us and/or delay the payment of liquidating distributions to our stockholders under our plan of liquidation. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs which could adversely affect our Advisor’s performance to us. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

Unconsolidated Debt

Total mortgage debt of unconsolidated properties was $97,308,000 and $97,500,000 as of December 31, 2006 and 2005, respectively. Our share of unconsolidated debt, based on our ownership percentage, was $29,192,000 and $29,250,000 as of December 31, 2006 and 2005, respectively. The decrease of $192,000 in unconsolidated debt was due to principal payments made on the mortgage loan of our Congress Center property in 2006.

On December 21, 2006, we received a termination notice from Employer’s Reinsurance Corporation notifying us of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, we, along with T REIT Inc. and NNN 2002 Value Fund, LLC, or our Affiliate co-owners, will advance the required amounts to the lender on behalf of the borrower. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of December 31, 2006, our unconsolidated property was in compliance with all such covenants.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position and results of operations.

16.	Discontinued Operations — Properties Held for Sale

Prior to adoption of our plan of liquidation, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2004 classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. In accordance with our plan of liquidation, all of our operating properties for all periods presented are considered discontinued operations. The following tables summarize the properties held for sale and income (loss) and expense components that comprise discontinued operations for the years ended December 31, 2005 and 2004:

Property	Date Purchased	Date Sold

5508 West Highway 290 Building	September 13, 2002	November 14, 2006
Two Corporate Plaza	November 27, 2002	—
Atrium Building	January 31, 2003	December 15, 2006
Department of Children and Family	April 25, 2003	November 15, 2006
Gemini Plaza	May 2, 2003	December 29, 2006
Bay View Plaza	July 31, 2003	—
North Pointe Corporate Center	August 11, 2003	—
824 Market St.	October 10, 2003	—
Sutter Square Galleria	October 28, 2003	—
One World Trade Center	December 5, 2003	—
Centerpoint Corporate Park	December 30, 2003	October 17, 2006
AmberOaks Corporate Center	January 20, 2004	September 29, 2006
Public Ledger Building	February 13, 2004	November 22, 2006
Madrona Buildings	March 31, 2004	—
Brunswig Square	April 5, 2004	October 6, 2006
North Belt Corporate Center	April 8, 2004	—
Hawthorne Plaza	April 20, 2004	September 14, 2006
Pacific Place	May 26, 2004	—
525 B Street — Golden Eagle	June 14, 2004	August 10, 2005
600 B Street — Comerica	June 14, 2004	July 18, 2006
Western Place I & II	July 23, 2004	—
Pax River Office Park	August 6, 2004	—
One Financial Plaza	August 6, 2004	—
Opus Plaza at Ken Caryl	September 12, 2005	—
Eaton Freeway Industrial Park	October 21, 2005	—

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended
	December 31,	December 31,
	2005	2004

Revenues
Rental income	$118,912,000	$94,911,000
Interest income	216,000	91,000

	119,128,000	95,002,000
Expenses
Rental expenses	56,310,000	41,245,000
Depreciation and amortization	39,027,000	34,832,000
Interest expense (including amortization of deferred financing costs)	28,189,000	17,709,000
Minority interest	(183,000)	(9,000)

Income (loss) from discontinued operations — properties held for sale, net	(4,215,000)	1,225,000
Gain on sale of real estate	10,550,000	—

	$6,335,000	$1,225,000

Intangible Assets

Amortization expense recorded on the identified intangible assets, for each of fiscal years ended December 31, 2005 and 2004 was $16,030,000 and $14,132,000, respectively.

As of December 31, 2005, all intangible assets and related accumulated amortization balances were adjusted to net realizable value.

Intangible Liabilities

Amortization expense recorded on the identified intangible liabilities, for each of fiscal years ended December 31, 2005 and 2004 was $4,604,000 and $5,406,000, respectively.

As of December 31, 2005, all intangible liabilities and related accumulated amortization balances adjusted to net settlement value.

17.	Tax Treatment of Distributions

The income tax treatment for distributions reportable for the years ended December 31, 2006, 2005 and 2004 was as follows:

	December 31,
	2006		2005		2004

Ordinary income	$2,829,000	1.40%	$3,333,000	10.12%	$12,774,000	48.36%
Capital gain	—	—	11,963,000	36.34%	—	—
Return of capital	2,661,000	1.32%	17,628,000	53.54%	13,642,000	51.64%
Liquidating distributions	196,597,000	97.28%	—	—	—	—

	$202,087,000	100.00%	$32,924,000	100.00%	$26,416,000	100.00%

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to March 31, 2006, approximately $192,782,000, or $4.39 per share, of liquidating distributions to our stockholders were paid for the year ended December 31, 2006 and are treated by stockholders as proceeds from the sale of their stock.

18.	Business Combinations

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

Assuming all of the 2005 acquisitions had occurred January 1, 2005, pro forma net income and net income/(loss) per diluted share would have been $2.4 million and $0.05 respectively, for the year ended December 31, 2005. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

19.	Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the unaudited selected quarterly financial data when read in conjunction with the consolidated financial statements.

	Liquidation Basis
	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Net assets in liquidation, beginning of period	$462,193,000	$473,518,000	$454,184,000	$453,459,000

Change to asset (liability) for estimated receipts (costs) in excess of estimated (costs) receipts during liquidation	5,796,000	(542,000)	(314,000)	(380,000)
Net increase (decrease) in fair value	(2,938,000)	(2,549,000)	27,884,000	1,105,000
Distributions to stockholders	(176,312,000)	(8,234,000)	(8,236,000)	—

Change in net assets in liquidation	(173,454,000)	(11,325,000)	19,334,000	725,000

Net assets in liquidation, end of period	$288,739,000	$462,193,000	$473,518,000	$454,184,000

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Going Concern Basis
	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005

General and administrative expenses	$1,874,000	$609,000	$975,000	$548,000

Loss before other expense and discontinued operations	(1,874,000)	(609,000)	(975,000)	(548,000)
Other expense	(256,000)	(194,000)	(411,000)	(176,000)
Equity in earnings of unconsolidated real estate	340,000	311,000	533,000	153,000

Loss from continuing operations	(1,790,000)	(492,000)	(853,000)	(571,000)
Income (loss) from discontinued operations	(1,377,000)	8,852,000	(1,793,000)	653,000

Net income (loss)	$(3,167,000)	$8,360,000	$(2,646,000)	$82,000

Net income (loss) per common share — basic and diluted	$(0.07)	$0.19	$(0.06)	$0.00

Weighted-average number of common shares outstanding — basic and diluted	43,869,000	43,869,000	43,865,000	43,865,000

20.	Subsequent Events

On January 5, 2007, January 19, 2007, January 26, 2007, January 31, 2007, February 15, 2007, February 22, 2007 and February 28, 2007, we entered into amendments to the One World Trade Center Purchase and Sale Agreement to extend the closing date to January 22, 2007, January 26, 2006, January 31, 2007, February 15, 2007, February 22, 2007, February 28, 2007 and March 2, 2007, respectively. On March 2, 2007, we entered into a ninth amendment to the agreement. The material terms of the ninth amendment provide for: (i) a reduction in the sales price from $150,000,000 to $148,900,000; (ii) the installation of a filtration system required by the National Pollutant Discharge Elimination System and Water Discharge Elimination System Permit; (iii) a closing date of March 28, 2007; (iv) deletions of any indemnity or release by the buyer relating to the pre-closing groundwater matters in the agreement, and similarly, release of seller for liability for any post-closing groundwater matters; (v) buyer’s acknowledgement that the reduction in the purchase price is intended as full compensation for all ongoing costs, testing, impact on the property, and risk of losses or liabilities arising from the post-closing groundwater matters; and (vi) seller’s delivery of estoppel certificates from tenants representing 75.0% of the leased square footage, including major tenants identified in the agreement as a closing condition. We anticipate that a property disposition fee will be paid to Realty of $2,250,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $900,000, or 0.6% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the first quarter of 2007.

On January 11, 2007, we sold our Two Corporate Plaza property located in Houston, Texas to Metro Properties, LLC, an unaffiliated third party, for a sales price of $18,000,000. Our net cash proceeds were $7,127,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $270,000, or 1.5% of the sales price was paid to Realty and a sales commission of $380,000, or 2.1% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, our net assets in liquidation as of December 31, 2006 increased by approximately $1,021,000 as a result of the sale.

On March 1, 2007, we entered into an agreement to sell our One Financial Plaza property, located in St. Louis, Missouri, of which we own 77.63%, to an unaffiliated third party for a sales price of $47,000,000.

G REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We anticipate that a property disposition fee will be paid to Realty of $705,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $470,000, or 1.0% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in March or April 2007.

On March 16, 2007, we entered into an agreement to sell our Opus Plaza at Ken Caryl property, located in Littleton, Colorado, to an unaffiliated third party for a sales price of $10,400,000. We anticipate that a property disposition fee will be paid to our Advisor or its affiliate of $156,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $260,000, or 2.5% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2007.

G REIT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2005 — Reserve deducted from accounts receivable	$321,000	$—	$—	$(321,000)	$—
Year ended December 31, 2004 — Reserve deducted from accounts receivable	$150,000	$212,000	$—	$(41,000)	$321,000

G REIT, INC.

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED DEPRECIATION

		Initial Costs to Company		Gross Amounts at Which Carried at Close of Period
			Buildings				Net
			and		Buildings and	Accumulated	Liquidation		Date
	Encumbrance	Land	Improvements	Land	Improvements	Depreciation(2)	Adjustment(1)	Total	Constructed

Two Corporate Plaza (Office), Clear Lake, TX	$9,644,000	$1,748,000	$12,388,000	$1,748,000	$13,024,000	$(2,180,000)		$12,592,000	1989

Bay View Plaza (Office), Alameda, CA	5,810,000	1,879,000	9,044,000	1,879,000	9,057,000	(869,000)		10,067,000	2001

North Pointe (Office), Sacramento, CA	—	1,979,000	22,224,000	1,979,000	22,255,000	(1,511,000)		22,723,000	1988

824 Market (Office), Wilmington, DE	18,367,000	6,406,000	26,832,000	6,406,000	30,187,000	(2,840,000)		33,753,000	1984

Sutter Square (Office), Sacramento, CA	5,000,000	—	8,414,000	—	8,483,000	(581,000)		7,902,000	1987

One World Trade Center (Office), Long Beach, CA	90,000,000	22,851,000	92,211,000	22,851,000	94,295,000	(9,938,000)		107,208,000	1989

Madrona Buildings (Office), Torrance, CA	33,000,000	12,581,000	28,047,000	12,581,000	29,498,000	(1,822,000)		40,257,000	1990

North Belt Corporate (Office), Houston, TX	9,740,000	692,000	9,167,000	692,000	10,907,000	(780,000)		10,819,000	1982

Pacific Place (Office), Dallas, TX	—	1,230,000	24,646,000	1,230,000	26,360,000	(1,372,000)		26,218,000	1982

Western Place I & II (Office), Fort Worth, TX	24,000,000	2,397,000	27,652,000	2,397,000	30,055,000	(1,517,000)		30,935,000	1980

Pax River (Office), Lexington Park, MD	—	1,661,000	12,163,000	1,661,000	12,264,000	(482,000)		13,443,000	1983

One Financial Plaza (Office), St. Louis, MO	30,750,000	2,973,000	29,504,000	2,973,000	33,977,000	(1,432,000)		35,518,000	1985

Opus Plaza at Ken Caryl (Office), Littleton, CO	6,700,000	1,178,000	7,289,000	1,178,000	7,293,000	(64,000)		8,407,000	2002

Eaton Freeway (Office/Industrial), Phoenix, AZ	5,000,000	1,299,000	5,663,000	1,299,000	5,663,000	(30,000)		6,932,000	1982,1985,1988

Net Liquidation Adjustment(1)	(12,175,000)	—	—	—	—	—	50,610,000	50,610,000

Total	$225,836,000	$58,874,000	$315,244,000	$58,874,000	$333,318,000	$(25,418,000)	$50,610,000	$417,384,000

Maximum Life on Which
	Date	Depreciation in Latest
	Acquired	Income Statement is Computed

Two Corporate Plaza (Office), Clear Lake, TX	November 27, 2002	39 years
Bay View Plaza (Office), Alameda, CA	July 31, 2003	39 years
North Pointe (Office), Sacramento, CA	August 11, 2003	39 years
824 Market (Office), Wilmington, DE	October 10, 2003	39 years
Sutter Square (Office), Sacramento, CA	October 28, 2003	39 years
One World Trade Center (Office), Long Beach, CA	December 5, 2003	39 years
Madrona Buildings (Office), Torrance, CA	March 31, 2004	39 years
North Belt Corporate (Office), Houston, TX	April 8, 2004	39 years
Pacific Place (Office), Dallas, TX	May 26, 2004	39 years
Western Place I & II (Office), Fort Worth, TX	July 23, 2004	39 years
Pax River (Office), Lexington Park, MD	August 6, 2004	39 years
One Financial Plaza (Office), St. Louis, MO	August 6, 2004	39 years
Opus Plaza at Ken Caryl (Office), Littleton, CO	September 12, 2005	39 years
Eaton Freeway (Office/Industrial), Phoenix, AZ	October 21, 2005	39 years

(a)	The changes in total real estate for the year ended December 31, 2006 are as follows:

2006

Balance as of December 31, 2005 (liquidation basis)	$835,474,000
Capital expenditures	9,804,000
Liquidation adjustment, net	(22,370,000)
Disposals	(405,524,000)

Balance as of December 31, 2006 (liquidation basis)	$417,384,000

(1)	Under the liquidation basis of accounting, our real estate holding are now carried at their estimated fair value, as a result the net liquidation adjustment is the net adjustment that we have made to the carrying value of the property in order to reflect its fair value.

(2)	Depreciation expense will not be recorded subsequent to December 31, 2005 as a result of the adoption of our plan of liquidation, because all assets are considered held for sale.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G Reit, Inc.

By:	/s/ Scott D. Peters
Scott D. Peters
Chief Executive Officer and President

Date: March 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott D. Peters Scott D. Peters	Chief Executive Officer and President	March 20, 2007

/s/ Courtney A. Brower Courtney A. Brower	Chief Accounting Officer	March 20, 2007

/s/ Anthony W. Thompson Anthony W. Thompson	Chairman of the Board of Directors	March 20, 2007

/s/ Gary T. Wescombe Gary T. Wescombe	Director	March 20, 2007

/s/ Edward A. Johnson Edward A. Johnson	Director	March 20, 2007

/s/ D. Fleet Wallace D. Fleet Wallace	Director	March 20, 2007

/s/ W. Brand Inlow W. Brand Inlow	Director	March 20, 2007

/s/ Gary H. Hunt Gary H. Hunt	Director	March 20, 2007

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit

1.1	Form of Dealer Manager Agreement between G REIT, Inc. and NNN Capital Corp. (included as Exhibit 1.1 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
1.2	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
2.1	G REIT, Inc. Plan of Liquidation and Dissolution, as approved by stockholders on February 27, 2006 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on January 13, 2006 and incorporated herein by reference)
3.1	Articles of Incorporation of G REIT, Inc. (as approved by stockholders on June 29, 2004 and as currently in effect (included as Appendix B to our Definitive Proxy Statement filed on May 27, 2004 and incorporated herein by reference).
3.2	Bylaws of G REIT, Inc. (as approved by stockholders on June 29, 2004 and as currently in effect (included as Appendix C to our Definitive Proxy Statement filed on May 27, 2004 and incorporated herein by reference).
4.1	Form of our Common Stock Certificate (included as Exhibit 4.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.2	Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.3	Amended and Restated Stock Repurchase Plan (included as Exhibit D to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.4	Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5	Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6	Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10.8	2004 Incentive Award Plan (included as Appendix A to the Definitive Proxy filed on May 27, 2004 and incorporated herein by reference).
10.9	Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of January 31, 2003. (included as Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005 and incorporated herein by reference).
10.10	First Amendment to Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of April , 2003. (included as Exhibit 10.49 to Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005 and incorporated herein by reference).

Exhibit
Number		Exhibit

10.11		Amended and Restated Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of July 17, 2003. (included as Exhibit 10.50 to Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005 and incorporated herein by reference).
10.12		First, Second, Third, Fourth, Fifth and Sixth Amendment to the Amended and Restated Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of August 11, 2003, September 19, 2003, November 7, 2003, December 19, 2003, March , 2004 and August 27, 2004, respectively. (included as Exhibit 10.51 to Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005 and incorporated herein by reference).
10.13		Second Amended and Restated Credit Agreement dated January 25, 2006, by and among G REIT, L.P, certain lenders named therein, and LaSalle Bank National Association (included as Exhibit 10.1 to Current Report on Form 8-K filed on January 31, 2006 and incorporated herein by reference).
10.14		First Amendment to Second Amended and Restated Credit Agreement dated October 17, 2006, by and among G REIT, L.P, certain lenders named therein and LaSalle Bank National Association (included as Exhibit 10.1 to Form 8-K filed on November 13, 2006 and incorporated herein by reference).
14.1		GREIT Code of Business Conduct and Ethics dated May 14, 2004 (included as Exhibit 14.1 to Form 10-K for the fiscal year ended December 31, 2004 filed by us on March 31, 2005 and incorporated herein by reference).
21	.1*	Subsidiaries of G REIT, Inc.
31	.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Accounting Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.