Form 10-Q
period 2007-03-31
G REIT INC
filed 2007-05-15
CIK 1164246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission File Number: 0-50261

G REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	52-2362509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California (Address of principal executive offices)	92705 (Zip code)

(714) 667-8252
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐     No ☑

As of May 15, 2007, there were 43,920,000 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.
(A Maryland Corporation)

	PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of March 31, 2007 (Unaudited) and December 31, 2006 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three Months Ended March 31, 2007 (Unaudited) and 2006 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
Item 4T.	Controls and Procedures	28

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
SIGNATURES		32
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
March 31, 2007 (Unaudited) and December 31, 2006 (Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Real estate investments:
Real estate held for sale	$223,588,000	$417,384,000
Investments in unconsolidated real estate	16,020,000	15,889,000

	239,608,000	433,273,000
Cash and cash equivalents	147,870,000	76,812,000
Restricted cash	6,262,000	8,555,000
Accounts receivable, net	3,870,000	5,025,000
Accounts receivable from related parties	453,000	199,000
Asset for estimated receipts in excess of estimated costs during liquidation	1,886,000	3,041,000

Total assets	399,949,000	526,905,000

LIABILITIES
Mortgages payable secured by properties held for sale	102,226,000	225,836,000
Accounts payable and accrued liabilities	9,409,000	8,526,000
Accounts payable due to related parties	1,692,000	1,175,000
Security deposits and prepaid rent	1,779,000	2,629,000

Total liabilities	115,106,000	238,166,000

Commitments and contingencies (Note 12)	—	—

Net assets in liquidation	$284,843,000	$288,739,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net assets in liquidation, beginning of period	$288,739,000	$453,459,000
Changes in net assets in liquidation:
Changes to asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation:
Operating income	(3,078,000)	(5,699,000)
Distributions received from unconsolidated properties	(237,000)	(347,000)
Payments of liquidation costs and other amounts	1,977,000	2,314,000
Distributions to stockholders	—	8,235,000
Change in estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	183,000	(4,883,000)

Change to asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	(1,155,000)	(380,000)

Change in fair value of assets and liabilities:
Change in fair value of marketable securities	—	(50,000)
Change in fair value of real estate investments	944,000	5,658,000
Change in assets and liabilities due to activity in asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	1,338,000	(4,503,000)

Net increase in fair value	2,282,000	1,105,000

Liquidating distributions to stockholders	(5,023,000)	—

Change in net assets in liquidation	(3,896,000)	725,000

Net assets in liquidation, end of period	$284,843,000	$454,184,000

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

We were incorporated to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. As of March 31, 2007 we owned interests in 12 properties aggregating a total gross leaseable area, or GLA, of 2.4 million square feet, including interests in 11 consolidated office properties and one unconsolidated office property. As of March 31, 2007, 88.1% of the total GLA of our consolidated properties was leased and tenants with a government orientation occupied 41.4% of the total GLA.

We conduct business and own properties through our Operating Partnership, which was formed as a Virginia limited partnership in December 2001. As of March 31, 2007, we are the sole general partner of the Operating Partnership and have control over the affairs of our Operating Partnership. We own 100.0% of the equity interests therein, except for 100 incentive non-voting ownership units issued to Triple Net Properties, LLC, or our Advisor.

We are externally advised by our Advisor pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. Our Advisory Agreement expired on July 22, 2005 and was not renewed for consecutive one-year terms. However, our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the Advisory Agreement. In view of the approval of our plan of liquidation by our stockholders discussed below, we do not intend to execute a new advisory agreement. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our properties.

In the fourth quarter of 2006, NNN Realty Advisors Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm.

2.	Plan of Liquidation

On December 19, 2005, our board of directors approved a plan of liquidation which was thereafter approved by our stockholders at the Special Meeting of Stockholders held on February 27, 2006. Our plan of liquidation contemplates the orderly sale of all our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable. In December 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated by us or reflected in Stanger’s opinion.

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

other circumstances that indicate that our present estimated liquidation value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Our plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined by our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets and anticipate completing our liquidation by February 27, 2008. If we have not completed our plan of liquidation by December 31, 2007, we expect that we will have to provide management’s assessment of our internal control over financial reporting as of December 31, 2007 as part of our compliance with the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005 and for all periods subsequent to December 31, 2005.

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

Interim Financial Data

Our accompanying interim financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting effective December 31, 2005, in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2006 Annual Report on Form 10-K, as filed with the SEC.

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

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present estimated liquidation value of our properties materially differ from our expected net sales price, we will adjust our liquidation value accordingly.

Segments

We internally evaluate all of our properties as one industry segment and, accordingly, do not report segment information.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. Our adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. If we have not liquidated our company prior to the required adoption of SFAS No. 157, we will adopt SFAS No. 157 on January 1, 2008. SFAS No. 157 will not have a material effect on our consolidated financial statements.

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

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2007, provided the provisions of SFAS No. 157 are applied. If we have not liquidated our company prior to the required adoption of SFAS No. 159, we will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

4.	Asset for Estimated Receipts in Excess of Estimated Costs During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing our plan of liquidation. We currently estimate that we will have operating cash inflows from our estimated receipts in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the remaining liquidation period.

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the three months ended March 31, 2007 is as follows:

	December 31,	Cash Payments	Change in	March 31,
	2006	and (Receipts)	Estimates	2007

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$12,424,000	$(3,315,000)	$(282,000)	$8,827,000
Liabilities:
Liquidation costs	(5,291,000)	109,000	488,000	(4,694,000)
Capital expenditures	(4,092,000)	1,868,000	(23,000)	(2,247,000)

	(9,383,000)	1,977,000	465,000	(6,941,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$3,041,000	$(1,338,000)	$183,000	$1,886,000

5.	Net Assets in Liquidation

Net assets in liquidation decreased $3,896,000, or $0.09 per share, during the three months ended March 31, 2007. The primary reason for the decrease in our net assets were the distributions to stockholders of approximately $5,023,000, or $0.11 per share. In addition there was a decrease in the value of real estate assets of $193,665,000, or $4.41 per share, offset by an increase in cash and cash equivalents of $71,058,000, or $1.62 per share, and decreases in mortgage loans payable of $123,610,000, or $2.81 per share. The overall decrease in the value of real estate assets during the three months ended March 31, 2007 includes: (i) a decrease due to the sale of our Two Corporate Plaza, One World Trade Center and One Financial Plaza properties during the three months ended March 31, 2007; as offset by (i) an increase as a result of the anticipated sales price of our North Belt Corporate Center property pursuant to an executed purchase and sale agreement and (ii) an increase in the liquidation value of $131,000, or $0.00 per share, from our unconsolidated property as a result of the principal payments made on the mortgage loan. The increase in cash and cash equivalents is primarily due to the $71,105,000, or $1.62 per share, in net proceeds received on the sale of our Two Corporate Plaza, One World Trade Center and One Financial Plaza properties which closed on January 11, 2007, March 22, 2007 and March 30, 2007, respectively. The decrease in mortgage loans payable

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

is primarily due to the sale of our Two Corporate Plaza, One World Trade Center and One Financial Plaza properties during the three months ended March 31, 2007.

Net assets in liquidation increased $725,000, or $0.02 per share, during the three months ended March 31, 2006. The primary reason for the increase in our net assets was due to increases in the value of real estate assets of $5,658,000, or $0.13 per share, related to the anticipated sale of our AmberOaks property, offset by change in estimates to liquidation costs due to the changes in estimated sales dates of the assets in the portfolio and increases in estimated liquidation costs during liquidation.

The net assets in liquidation as of March 31, 2007 of $284,843,000, plus the cumulative liquidating distributions through March 31, 2007 of approximately $197,805,000 would result in liquidation distributions per share of approximately $10.99. These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

6.	Real Estate Investments

Our real estate investments are comprised of consolidated properties and investments in unconsolidated real estate. As of March 31, 2007 and December 31, 2006, all of our consolidated properties are considered held for sale.

In accordance with our plan of liquidation, all of our consolidated properties are classified as properties held for sale. We had the following dispositions during the three months ended March 31, 2007 and 2006:

Dispositions in 2007

We pay property disposition fees to our Advisor and its affiliates in connection with our disposition of properties.

Two Corporate Plaza — Houston, Texas

On January 11, 2007, we sold our Two Corporate Plaza property located in Houston, Texas to Metro Properties, LLC, an unaffiliated third party, for a sales price of $18,000,000. Our net cash proceeds were $7,127,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $270,000, or 1.5% of the sales price, was paid to our Advisor and its affiliate and a sales commission of $380,000, or 2.1% of the sales price, was also paid to an unaffiliated broker. Our net assets in liquidation were increased by approximately $1,021,000 as of December 31, 2006 based on the anticipated sales value of our Two Corporate Plaza property.

One World Trade Center — Long Beach, California

On March 22, 2007, we sold our One World Trade Center property located in Long Beach, California to Legacy Partners Realty Fund II, LLC, an unaffiliated third party, for a sales price of $148,900,000. Our net cash proceeds were $54,165,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee of $2,234,000, or 1.5% of the sales price, was paid to our Advisor and its affiliate and a sales commission of $893,000, or 0.6% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, our net assets available in liquidation as of the sales date decreased by approximately $310,000 as a result of the sale.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

One Financial Plaza — St. Louis, Missouri

On March 30, 2007, we sold our One Financial Plaza property, of which we own 77.63%, located in St. Louis, Missouri to Parmenter Realty Fund III, Inc, an unaffiliated third party, for a sales price of $47,000,000. Our net cash proceeds were $11,487,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $705,000, or 1.5% of the sales price, was paid to our Advisor and its affiliate on April 5, 2007 and a sales commission of $380,000, or 0.81% of the sales price, was also paid to an unaffiliated broker at closing. As compared to December 31, 2006, our net assets available in liquidation as of the sales date increased by approximately $400,000 as a result of the sale.

Properties Under Contract

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

Dispositions in 2006

We did not have any property dispositions during the three months ended March 31, 2006.

7.	Restricted Cash

Restricted cash is comprised of credit enhancements and impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements. As of March 31, 2007 and December 31, 2006, we had restricted cash of $6,262,000 and $8,555,000, respectively.

8.	Mortgage Loans Payable

As of March 31, 2007, we had secured mortgage loans outstanding on eight of our consolidated properties, representing aggregate indebtedness in the principal amount of $107,519,000 ($102,226,000 on a liquidation basis) consisting of $72,737,000 on a liquidation basis, or 71.2%, of fixed rate debt at a weighted-average interest rate of 5.37% per annum and $29,489,000 on a liquidation basis, or 28.8%, variable rate debt at a weighted-average interest rate of 7.21% per annum. As of December 31, 2006, we had secured mortgage loans outstanding on 11 of our consolidated properties, representing aggregate indebtedness in the principal amount of $238,010,000 ($225,836,000 on a liquidation basis) consisting of $196,321,000 on a liquidation basis, or 86.9%, of fixed rate debt at a weighted-average interest rate of 5.32% per annum and $29,515,000 on a liquidation basis, or 13.1%, variable rate debt at a weighted-average interest rate of 7.86% per annum. As of March 31, 2007 and December 31, 2006, the effective interest rates on mortgage loans ranged from 5.20% to 8.22% per annum and 5.18% to 8.22% per annum, respectively, and the weighted-average effective interest rate was 5.90% and 5.65% per annum, respectively. The loans mature at various dates through October 2015.

As of March 31, 2007 and December 31, 2006, we have adjusted the carrying values of the outstanding mortgage loans payable to the estimated settlement amount in the consolidated statements of net assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the property.

Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2007, we were in compliance with such covenants.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our Madrona and North Belt properties have loan documents with cross-default and cross-collateralization provisions. In accordance with the loan documents, defeasance is prohibited during a lockout period that expired on April 30, 2007. During the lockout period, the loans can be assumed by the same buyer, but cannot be assumed by two separate buyers. In accordance with the loan documents, simultaneous defeasance by two separate buyers can occur during the open period beginning May 1, 2007.

Derivatives are recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities.  Changes in fair value are included as a component of interest expense in the statement of operations in the period of change. We did not have any derivative financial instruments as of March 31, 2007 or December 31, 2006.

9.	Minority Interests

Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of March 31, 2007, amounted to a 21.5% and 2.3% interest in Western Place I & II and Bay View Plaza, respectively. In accordance with the adoption of our plan of liquidation, we applied the minority interest liability of $1,709,000 and $5,349,000 as of March 31, 2007 and December 31, 2006, respectively, against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets.

We currently have the right to purchase all or any portion of the outstanding undivided TIC interests in Bay View Plaza or Western Place I & II at fair market value.

As of March 31, 2007, we have advanced $360,000 and $100,000 to our Bay View Plaza and Western Place I & II properties, respectively. In addition, as of March 31, 2007, the TICs at our Bay View Plaza and Western Place I & II properties received distributions of $12,000 and $198,000, respectively, while we have not received our pro rata share of such distributions. We expect to receive repayment of these advances and to reconcile the payment of distributions to TICs upon the sale of each of the respective properties pursuant to our plan of liquidation.

10.	Stockholders’ Equity

Common Stock

As of March 31, 2007 and December 31, 2006, 43,920,000 shares of our common stock were outstanding. For the three months ended March 31, 2007 and 2006, we declared distributions of $5,023,000 and $8,235,000, respectively. We had distributions payable of $1,674,000 and $0 as of March 31, 2007 and December 31, 2006, respectively, which is included in “Accounts payable and accrued liabilities” on our condensed consolidated Statement of Net Assets as of March 31, 2007.

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

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

As of March 31, 2007 and December 31, 2006 there were 55,000 restricted shares of common stock granted. Restricted shares vested at 20.0% per year on each of the first through fifth anniversaries of the grant date, or sooner upon a change of control of our company. Compensation expense related to the restricted stock awards under the 2004 Plan is recorded over the related vesting periods based on the fair value of the underlying awards. The 2004 Plan was terminated upon approval of our plan of liquidation by stockholders at the Special Meeting of Stockholders held on February 27, 2006 and all outstanding restricted shares became fully vested.

Under the liquidation basis of accounting, the accelerated vesting of the restricted shares did not change the net assets available for liquidation. In addition, the forfeitures of all the outstanding vested and unvested stock options did not change net assets available for liquidation. SFAS No. 123(R), Share-Based Payment, did not have any impact on the net assets in liquidation during the three months ended March 31, 2007 or 2006.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

11.	Related Party Transactions

Advisory Agreement

Advisory Fees

The Advisory Agreement between our Advisor and us expired on July 22, 2005. Based on the adoption of our plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director, some of whom also own an equity interest in our Advisor. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined, or 25.0% of net income for the previous four quarters, as defined. As of March 31, 2007 and 2006, such reimbursement had not exceeded these limitations. For the three months ended March 31, 2007 and 2006, we reimbursed our Advisor for expenses of $802,000 and $922,000, respectively, related to our operations.

Pursuant to the Advisory Agreement, our Advisor and its affiliate is entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.

Real Estate Acquisition Fee

Prior to the adoption of our plan of liquidation, our Advisor or its affiliates was entitled to a real estate acquisition fee of up to 3.0% of the purchase price of a property. We did not pay our Advisor or its affiliate any real estate acquisition fees for the three months ended March 31, 2007 and 2006.

Real Estate Disposition Fee

Prior to the adoption of our plan of liquidation, our Advisor or its affiliate was entitled to a real estate disposition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker. For properties sold after the adoption of our plan of liquidation, we anticipate paying our Advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property. For the three months ended March 31, 2007 and 2006, we paid our Advisor or its affiliate $2,504,000 and $0 for real estate disposition fees. In addition, as of March 31, 2007, we had disposition fees payable our Advisor or its affiliate of $705,000 related to the disposition of One Financial Plaza on March 30, 2007, which is included in “Accounts payable due to related parties” on our condensed consolidated Statement of Net Assets as of March 31, 2007.

Lease Commissions

We pay our Advisor or its affiliate a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. For the three months ended March 31, 2007 and 2006, we paid our Advisor or its affiliate leasing commissions of $202,000 and $598,000, respectively.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Property Management Fees

We pay our Advisor or its affiliate a property management fee of 5.0% of the gross revenues from our properties. For the three months ended March 31, 2007 and 2006, we incurred and paid property management fees to our Advisor or its affiliate of $702,000 and $1,357,000, respectively.

Incentive Distributions

Our Advisor owns non-voting incentive performance units in our Operating Partnership and is entitled to incentive distributions of operating cash flow, as defined, after our stockholders have received an 8.0% annual return on their invested capital. No incentive distributions were made to our Advisor for the three months ended March 31, 2007 and 2006. In accordance with our plan of liquidation, the estimated incentive fee distribution to our Advisor is between $0 and $9,070,000. Based on the valuation of our portfolio as of March 31, 2007 and December 31, 2006, we have reserved for an estimated incentive fee distribution to our Advisor of $2,662,000 and $3,226,000, respectively.

Retention Bonuses and Milestone Payments

In accordance with our plan of liquidation approved by our stockholders, we will pay Scott D. Peters, our Chief Executive Officer and President, and Andrea R. Biller, our Executive Vice President and Secretary, retention bonuses of $50,000 and $25,000, respectively, upon the filing of each of our annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. As of March 31, 2007, Mr. Peters and Ms. Biller have received retention bonuses of $250,000 and $125,000 from us, respectively. Additionally, our Advisor will pay to each of Scott D. Peters and Andrea R. Biller a performance-based bonus of $100,000 upon the receipt by our Advisor of net commissions aggregating $5,000,000 or more from the sale of our properties. As of March 31, 2007, Mr. Peters and Ms. Biller have received their performance-based bonuses of $100,000 each from our Advisor.

Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, our independent directors and members of our board of directors and the special committee, are entitled to receive milestone payments, if they remain a member of our board of directors and the special committee, of $25,000 on each of December 31, 2006 and December 31, 2007, as well as a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per share to our stockholders. Assuming that these directors receive the maximum amount of milestone payments, they will each receive aggregate payments of up to $100,000. As of March 31, 2007, based upon the satisfaction of performance milestones, each of Messrs. Wallace, Inlow, Johnson, Wescombe and Hunt have received milestone payments of $25,000 each from us.

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

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

12.	Commitments and Contingencies

SEC Investigation

On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

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

Unconsolidated Debt

Total mortgage debt of our unconsolidated property was $96,994,000 and $97,308,000 as of March 31, 2007 and December 31, 2006, respectively. Our share of unconsolidated debt, based on our 30.0% ownership interest in the property, was $29,098,000 and $29,192,000 as of March 31, 2007 and December 31, 2006, respectively.

On December 21, 2006, we received a termination notice from Employer’s Reinsurance Corporation notifying us of their intent to exercise their option to terminate their lease effective January 1, 2008 at the

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, we, along with T REIT Inc. and NNN 2002 Value Fund, LLC, or our Affiliate co-owners, will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with our Affiliate co-owners paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of March 31, 2007, we have advanced $273,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

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

13.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of March 31, 2007, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of March 31, 2007, we had interests in four properties located in California which accounted for 31.8% of our total revenue and three properties located in Texas which accounted for 44.1% of our total revenue based on contractual base rent from leases in effect as of March 31, 2007. As of March 31, 2006, we had interests in eight properties located in the state of California which accounted for 46.3% of our total revenue and seven properties located in the state of Texas which accounted for 23.5%. Accordingly, there is a

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

geographic concentration of risk subject to each state’s economy. As of March 31, 2007 one of our tenants accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of
	2007 Annual	2007 Annual		Square Footage	Lease
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Expiration Date

Federal Deposit Insurance Corp. (FDIC)*	$5,019,000	16.5%	Pacific Place	321,000	11/30/2007

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of March 31, 2007.

*	We have been notified that the FDIC does not intend to renew their lease upon expiration of their current lease term on November 30, 2007.

As of March 31, 2006, none of our tenants accounted for 10.0% or more of our aggregate annual rental income.

14.	Subsequent Events

On April 13, 2007, Gary T. Wescombe, our independent director, was appointed as our Chairman of the board of directors, as a result of Anthony W. Thompson’s resignation as a director and the Chairman of the board of directors on March 29, 2007.

On April 20, 2007, we paid a special liquidating distribution of $131,761,000, or $3.00 per share, to our stockholders.

On April 25, 2007, G REIT—Bay View Plaza, L.P., our wholly owned subsidiary which owns 97.7% of the Bay View Plaza property, and NNN Bay View Plaza 1, LLC, an entity also managed by our Advisor that owns 2.3% of the Bay View Plaza property, entered into a settlement agreement in connection with their legal proceeding against Good Guys California, Inc. and CompUSA Inc., or collectively the Good Guys, for the Good Guys’ abandonment of their lease at the Bay View Plaza property. Pursuant to the settlement agreement, Good Guys has agreed to pay $1,250,000 as consideration for settlement, release and dismissal of the legal proceeding. Our pro rata share of the $1,250,000 consideration or $1,220,000, or $0.03 per share, (which is expected to be received pursuant to the settlement agreement) is not included in the net real estate liquidation value per share of $10.99 as of March 31, 2007.

On May 11, 2007, we entered into an agreement to sell our North Belt Corporate Center property, located in Houston, Texas, to an unaffiliated third party for a sales price of $17,750,000. We anticipate that a property disposition fee will be paid to our Advisor or its affiliate of $266,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $355,000, or 2.0% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to G REIT, Inc. and its subsidiaries, including G REIT, L.P., our Operating Partnership.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of March 31, 2007 and December 31, 2006 (liquidation basis), together with the changes in net assets for the three months ended March 31, 2007 (liquidation basis).

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts, or REITs); availability of capital; interest rates; our ability to service our debt, competition; supply and demand for operating properties in our current market areas; the prospect of a continuing relationship with Triple Net Properties, LLC, or our Advisor; generally accepted accounting principles, or GAAP, and policies and guidelines applicable to REITs; predictions of the amount of liquidating distributions to be received by stockholder; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; and litigation, including, without limitation, the investigation by the Securities and Exchange Commission, or the SEC, of our Advisor. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

We were incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. On September 27, 2004, we were reincorporated in the State of Maryland in accordance with the approval of our stockholders at the 2004 Annual Meeting of Stockholders. We have been operating and intend to continue operating as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90.0% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. As of March 31, 2007, we believe we were in compliance with all relevant REIT requirements.

We were incorporated to acquire, manage and invest in office, industrial and service real estate properties with a government-tenant orientation. As described below, on February 27, 2006, our stockholders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaging in an ongoing liquidation of our assets. As of March 31, 2007, we own interests in 12 properties, aggregating a total gross leaseable area, or GLA, of 2.4 million square feet, including interests in 11 consolidated and one unconsolidated office property. As of March 31, 2007, 88.1% of the GLA of the consolidated properties was leased and tenants with a government orientation occupied 41.4% of the total GLA.

We are externally advised by our Advisor which manages us pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement expired on July 22, 2005, and was not reviewed for consecutive one-year terms. The Advisory Agreement has not been renewed since its expiration, however, our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the Advisory Agreement. In view of the approval of our plan of liquidation by our stockholders discussed below, we do not intend to renew the existing Advisory Agreement for a one year term or execute a new advisory agreement. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our properties.

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

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present estimated liquidation value of our properties materially differ from our expected net sales price, we will adjust our liquidation value accordingly.

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

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Interim Financial Data

Our accompanying interim financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting effective December 31, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2006 Annual Report on Form 10-K, as filed with the SEC.

We had the following dispositions during the three months ended March 31, 2007 and 2006:

Dispositions in 2007

We pay property disposition fees to our Advisor or its affiliate in connection with our disposition of properties.

Two Corporate Plaza—Houston, Texas

On January 11, 2007, we sold our Two Corporate Plaza property located in Houston, Texas to Metro Properties, LLC, an unaffiliated third party, for a sales price of $18,000,000. Our net cash proceeds were $7,127,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $270,000, or 1.5% of the sales price, was paid to our Advisor or its affiliate and a sales commission of $380,000, or 2.1% of the sales price, was also paid to an unaffiliated broker. Our net assets in liquidation were increased by approximately $1,021,000 as of December 31, 2006 based on the anticipated sales value of our Two Corporate Plaza property.

One World Trade Center—Long Beach, California

On March 22, 2007, we sold our One World Trade Center property located in Long Beach, California to Legacy Partners Realty Fund II, LLC, an unaffiliated third party, for a sales price of $148,900,000. Our net cash proceeds were $54,165,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee of $2,234,000, or 1.5% of the sales price, was paid to our Advisor or its affiliate and a sales commission of $893,000, or 0.6% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, our net assets available in liquidation as of the sales date decreased by approximately $310,000 as a result of the sale.

One Financial Plaza—St. Louis, Missouri

On March 30, 2007, we sold our One Financial Plaza property, of which we own 77.63%, located in St. Louis, Missouri to Parmenter Realty Fund III, Inc, an unaffiliated third party, for a sales price of $47,000,000. Our net cash proceeds were $11,487,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $705,000, or 1.5% of the sales price, was paid to our Advisor or its affiliate on April 5, 2007 and a sales commission of $380,000, or 0.81% of the sales price, was also paid to an unaffiliated broker at closing. As compared to December 31, 2006, our net assets available in liquidation as of the sales date increased by approximately $400,000 as a result of the sale.

Properties Under Contract

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

Dispositions in 2006

We did not have any property dispositions during the three months ended March 31, 2006.

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

Scheduled Lease Expirations

As of March 31, 2007, our consolidated properties were 88.1% leased. 34.8% of the GLA expires during the remainder of 2007. Our leasing strategy for 2007 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals with the existing tenant. Of the leases expiring in 2007, we anticipate, but cannot assure, that approximately 15.3%, of the tenants will renew for another term.

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

Changes in Net Assets in Liquidation

Three Months Ended March 31, 2007 and 2006

Net assets in liquidation decreased $3,896,000, or $0.09 per share, during the three months ended March 31, 2007. The primary reason for the decrease in our net assets were the distributions to stockholders of approximately $5,023,000, or $0.11 per share. In addition there was a decrease in the value of real estate assets of $193,665,000, or $4.41 per share, offset by an increase in cash and cash equivalents of $71,058,000, or $1.62 per share, and decreases in mortgage loans payable of $123,610,000, or $2.81 per share. The overall decrease in the value of real estate assets during the three months ended March 31, 2007 includes: (i) a decrease due to the sale of our Two Corporate Plaza, One World Trade Center and One Financial Plaza properties during the three months ended March 31, 2007; as offset by (i) an increase as a result of the anticipated sales price of our North Belt Corporate Center property pursuant to an executed purchase and sale agreement and (ii) an increase in the liquidation value of $131,000, or $0.00 per share, from our unconsolidated property as a result of the principal payments made on the mortgage loan. The increase in cash and cash equivalents is primarily due to the $71,105,000, or $1.62 per share, in net proceeds received on the sale of our Two Corporate Plaza, One World Trade Center and One Financial Plaza properties which closed on January 11, 2007, March 22, 2007 and March 30, 2007, respectively. The decrease in mortgage loans payable is primarily due to the sale of our Two Corporate Plaza, One World Trade Center and One Financial Plaza properties during the three months ended March 31, 2007.

Net assets in liquidation increased $725,000, or $0.02 per share, during the three months ended March 31, 2006. The primary reason for the increase in our net assets was due to increases in the value of real estate assets of $5,658,000, or $0.13 per share, related to the anticipated sale of our AmberOaks property, offset by change in estimates to liquidation costs due to the changes in estimated sales dates of the assets in the portfolio and increases in estimated liquidation costs during liquidation.

The net assets in liquidation as of March 31, 2007 of $284,843,000, plus the cumulative liquidating distributions through March 31, 2007 of approximately $197,805,000 would result in liquidation distributions per share of approximately $10.99. These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Liquidity and Capital Resources

As of March 31, 2007, our total assets and net assets in liquidation were $399,949,000, or $9.11 per share, and $284,843,000, $6.49 per share, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with the plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

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

Factors Which May Influence Future Sources of Capital and Liquidity

SEC Investigation

On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

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

Debt Financing

Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2007, we were in compliance with such covenants.

Our Madrona and North Belt properties have loan documents with cross-default and cross-collateralization provisions. In accordance with the loan documents, defeasance is prohibited during a lockout period that expired on April 30, 2007. During the lockout period, the loans can be assumed by the same buyer, but cannot be assumed by two separate buyers. In accordance with the loan documents, simultaneous defeasance by two separate buyers can occur during the open period beginning May 1, 2007.

The composition of our aggregate debt balances as of March 31, 2007 and December 31, 2006 (liquidation basis) were as follows:

			Weighted-Average
	Total Debt		Interest Rate
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
	(Liquidation Basis)

Mortgage debt	$102,226,000	$225,836,000	5.90%	5.65%
Fixed rate and variable rate
Fixed rate	$72,737,000	$196,321,000	5.37%	5.32%
Variable rate	$29,489,000	$29,515,000	7.21%	7.86%

Although the interest payments on 71.2% of our debt are fixed as of March 31, 2007, the remaining 28.8% of our debt is exposed to fluctuations on the one-month LIBOR rate.

We have restricted cash balances of $6,262,000 as of March 31, 2007 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

Other Liquidity Needs

We are required to distribute 90.0% of our REIT taxable income, excluding capital gains, on an annual basis in order to qualify as a REIT for federal income tax purposes. All such distributions are at the discretion of our board of directors. The amount of distributions will depend on our funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors our board of directors deem relevant. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We have additional unleveraged equity from our consolidated properties, against which we may borrow, that could be used for such purposes. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our stockholders. We anticipate that our current distribution rate will meet our REIT distribution requirements for 2007. Amounts accumulated for distribution to our stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We declared distributions to our stockholders in the aggregate amount of $5,023,000, or $0.11 per share, during the three months ended March 31, 2007. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties. Since the approval of our plan of liquidation, we have paid two special liquidating distributions in October 2006 and April 2007 of $171,289,000, or $3.90 per share, and $131,761,000, or $3.00 per share, respectively, and regular monthly liquidating distributions from May 2006 through April 2007 totaling $26,515,000, or $0.60 per share, to our stockholders. The regular monthly liquidating distributions are based on an annualized rate of 7.50% on: (i) a $10.00 per share value from May 2006 through October 2006; (ii) a remaining $6.10 per share value from November 2006 to April 2007; and (iii) a remaining $3.10 per share value beginning in May 2007. While the plan of liquidation provided that regular monthly distributions would terminate following the payment of liquidating distributions totaling $150,000,000, our board of directors has determined to continue to pay regular monthly distributions at an annualized rate of 7.50% on the share value remaining of $3.10. Our board of directors will continue to evaluate the payment of regular monthly liquidating distributions on an on-going basis as more properties are sold and additional special liquidating distributions are paid to stockholders. We expect to satisfy the REIT distribution requirements through any liquidating distributions made pursuant to our plan of liquidation. Each distribution payment will be subject to the availability of cash and the discretion of our board of directors.

As of March 31, 2007 we estimate that we will have $6,941,000 of commitments and expenditures during the liquidation period comprised of the following: $4,694,000 of liquidation costs and $2,247,000 of capital expenditures. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.

A material adverse change in the net inflows from consolidated and unconsolidated operating activities or net proceeds expected from the liquidation of real estate assets may affect our ability to fund these items and may affect our ability to satisfy the financial performance covenants under our mortgages. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured notes could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.

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

If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. If any or all of these events occur and if our board of directors continues to declare distributions to our stockholders at current levels, we may experience a cash flow deficit in subsequent periods. In connection with such a shortfall in net cash available, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact the financial results and our ability to fund working capital and unanticipated cash needs. To the extent any distributions are made to our stockholders in excess of accumulated earnings, the excess distributions are considered a return of capital to our stockholders for federal income tax purposes.

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

In accordance with our plan of liquidation, we anticipate our source for the payment of distributions to be primarily from the net proceeds from the sale of our properties and funds from operating activities. We will require an estimated $2,247,000 for the remainder of the year ended December 31, 2007 for capital expenditures, including, without limitation, tenant and/or capital improvements and lease commissions. We intend to use proceeds from the sale of properties to provide funds to the extent the reserves on deposit with the lender of $6,262,000 as of March 31, 2007, are not sufficient or cannot be used for these expenditures.

Distributions payable to our stockholders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a stockholder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Financing

Total debt decreased as a result of the sale of the three properties during the three months ended March 31, 2007 that had mortgage debt that was paid off upon sale of the property. As of March 31, 2007 and December 31, 2006, our mortgage loans payable balances, including mortgage loans payable secured by property held for sale, were $102,226,000 and $225,836,000, respectively.

As of March 31, 2007 and December 31, 2006, we had $147,870,000 and $76,812,000 in cash and cash equivalents, respectively. In addition, we had restricted cash balances of $6,262,000 and $8,555,000 as of March 31, 2007 and December 31, 2006, respectively, that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

Unconsolidated Debt

Total mortgage debt of our unconsolidated property was $96,994,000 and $97,308,000 as of March 31, 2007 and December 31, 2006, respectively. Our share of unconsolidated debt, based on our 30.0% ownership interest in the property, was $29,098,000 and $29,192,000 as of March 31, 2007 and December 31, 2006, respectively.

On December 21, 2006, we received a termination notice from Employer’s Reinsurance Corporation notifying us of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, we, along with T REIT Inc. and NNN 2002 Value Fund, LLC, or our Affiliate co-owners, will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with our Affiliate co-owners paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of March 31, 2007, we have advanced $273,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. Compliance with such covenants is discussed in our Debt Financing disclosure included herein.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on outstanding indebtedness, which includes mortgages on eight of our properties. As of March 31, 2007, eight of our properties were subject to existing mortgages, including mortgage loans payable secured by property held for sale, which had an aggregate principal amount outstanding of $107,519,000 ($102,226,000 liquidation basis). Our total debt consisted of $72,737,000 on a liquidation basis, or 71.2%, of allocable fixed rate debt at a weighted-average interest rate of 5.37% per annum and $29,489,000 on a liquidation basis, or 28.8%, of variable rate debt at a weighted-average interest rate of 7.21% per annum. As of March 31, 2007, the weighted-average interest rate on our outstanding debt was 5.90% per annum.

Contractual Obligations

The following table provides information with respect to the maturities, including scheduled principal repayments of our secured debt, as well as scheduled interest payments of our fixed and variable rate debt as of March 31, 2007. It also provides information about the minimum commitments due in connection with our ground lease obligations as of March 31, 2007. The table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2007)	(2008-2009)	(2010-2011)	(After 2011)	Total

Principal payments — variable rate debt	$23,921,000	$5,568,000	$—	$—	$29,489,000
Principal payments — fixed rate debt	542,000	2,064,000	23,912,000	46,219,000	72,737,000
Interest payments — variable rate debt (based on rate in effect as of March 31, 2007)	1,023,000	430,000	—	—	1,453,000
Interest payments — fixed rate debt	2,939,000	7,685,000	6,510,000	8,307,000	25,441,000
Ground lease obligations(1)	—	—	—	—	—
Tenant improvement and lease commission obligations	3,533,000	—	—	—	3,533,000

Total	$31,958,000	$15,747,000	$30,422,000	$54,526,000	$132,653,000

(1)	The Sutter Square Galleria property is subject to a ground lease expiring in 2040 with one ten-year option period thereafter. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement.

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

Subsequent Events

On April 13, 2007, Gary T. Wescombe, our independent director, was appointed as our Chairman of the board of directors, as a result of Anthony W. Thompson’s resignation as a director and the Chairman of the board of directors on March 29, 2007.

On April 20, 2007, we paid a special liquidating distribution of $131,761,000, or $3.00 per share, to our stockholders.

On April 25, 2007, G REIT — Bay View Plaza, L.P., our wholly owned subsidiary which owns 97.7% of the Bay View Plaza property, and NNN Bay View Plaza 1, LLC, an entity also managed by our Advisor that owns 2.3% of the Bay View Plaza property, entered into a settlement agreement in connection with their legal proceeding against Good Guys California, Inc. and CompUSA Inc., or collectively the Good Guys, for the Good Guys’ abandonment of their lease at the Bay View Plaza property. Pursuant to the settlement agreement, Good Guys has agreed to pay $1,250,000 as consideration for settlement, release and dismissal of the legal proceeding. Our pro rata share of the $1,250,000 consideration or $1,220,000, or $0.03 per share, (which is expected to be received pursuant to the settlement agreement) is not included in the net real estate liquidation value per share of $10.99 as of March 31, 2007.

On May 11, 2007, we entered into an agreement to sell our North Belt Corporate Center property, located in Houston, Texas, to an unaffiliated third party for a sales price of $17,750,000. We anticipate that a property disposition fee will be paid to our Advisor or its affiliate of $266,000, or 1.5% of the sales price, and sales commissions will be paid to unaffiliated brokers of $355,000, or 2.0% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2007.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. Our adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. If we have not liquidated our company prior to the required adoption of SFAS No. 157, we will adopt SFAS No. 157 on January 1, 2008. SFAS No. 157 will not have a material effect on our consolidated financial statements.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of March 31, 2007 (on a liquidation basis), the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt	$542,000	$964,000	$1,100,000	$1,160,000	$22,752,000	$46,219,000	$72,737,000
Average interest rate on maturing debt	5.37%	5.37%	5.36%	5.36%	5.21%	5.45%	5.37%
Variable rate debt	$23,921,000	$115,000	$5,453,000	$—	$—	$—	$29,489,000
Average interest rate on maturing debt (based on rate in effect as of March 31, 2007)	7.18%	7.35%	7.35%	—	—	—	7.21%

The weighted-average interest rate of our mortgage debt as of March 31, 2007 was 5.90% per annum. As of March 31, 2007, our mortgage debt consisted of $72,737,000, or 71.2%, of the total debt at a fixed interest rate of 5.37% per annum and $29,489,000, or 28.8%, of the total debt at a variable interest rate of 7.21% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of March 31, 2007, for example a 0.50% increase in LIBOR would have increased our overall annual interest expense thereby decreasing our overall net assets by $147,000, or less than 0.06%.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

Following the signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Accounting Officer required in accordance with Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

As of March 31, 2007, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

SEC Investigation

On September 16, 2004, our Advisor advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Advisor relating to disclosure in public and private securities offerings sponsored by our Advisor and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

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

Item 1A.	Risk Factors.

There were no other material changes from risk factors previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC, except as noted below.

Some or all of our properties may incur vacancies, which may result in reduced revenue and liquidation value, a reduction in cash available for liquidating distributions and a diminished return on your investment.

Some or all of our properties may incur vacancies either by a default of tenants under their leases or the expiration or termination of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available for liquidating distributions to stockholders. In addition, the liquidation value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

G REIT, INC.
(Registrant)

May 15, 2007	By:	/s/ SCOTT D. PETERS
Date		Scott D. Peters
Chief Executive Officer and President
(principal executive officer)

May 15, 2007	By:	/s/ COURTNEY A. BROWER
Date		Courtney A. Brower
Chief Accounting Officer
(principal accounting officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Exhibit

2.1		G REIT, Inc. Plan of Liquidation and Dissolution, as approved by stockholders on February 27, 2006 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on January 13, 2006 and incorporated herein by reference)
3.1		Articles of Incorporation of G REIT, Inc. (as approved by stockholders on June 29, 2004 and as currently in effect (included as Appendix B to our Definitive Proxy Statement filed on May 27, 2004 and incorporated herein by reference)
3.2		Bylaws of G REIT, Inc. (as approved by stockholders on June 29, 2004 and as currently in effect (included as Appendix C to our Definitive Proxy Statement filed on May 27, 2004 and incorporated herein by reference)
10.1		Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference)
10.2		Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference)
10.3		First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference)
10.4		Second Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated January 5, 2007 (included as Exhibit 10.1 to Form 8-K filed on January 10, 2007 and incorporated herein by reference).
10.5		Third Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated January 19, 2007 (included as Exhibit 10.1 to Form 8-K filed on January 25, 2007 and incorporated herein by reference).
10.6		Fourth Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated January 26, 2007 (included as Exhibit 10.1 to Form 8-K filed on February 1, 2007 and incorporated herein by reference).
10.7		Fifth Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated January 31, 2007 (included as Exhibit 10.2 to Form 8-K filed on February 1, 2007 and incorporated herein by reference).
10.8		Sixth Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated February 15, 2007 (included as Exhibit 10.1 to Form 8-K filed on February 22, 2007 and incorporated herein by reference).
10.9		Seventh Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated February 22, 2007 (included as Exhibit 10.1 to Form 8-K filed on February 26, 2007 and incorporated herein by reference).
10.10		Eighth Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated February 28, 2007 (included as Exhibit 10.1 to Form 8-K filed on March 6, 2007 and incorporated herein by reference).
10.11		Ninth Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated March 2, 2007 (included as Exhibit 10.2 to Form 8-K filed on March 6, 2007 and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number		Exhibit

32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.