Form 10-Q
period 2007-06-30
G REIT INC
filed 2007-08-14
CIK 1164246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-50261

G REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	52-2362509
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1551 N. Tustin Avenue, Suite 200 Santa Ana, California (Address of principal executive offices)	92705 (Zip code)

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
Yes ☐  No ☑

As of August 14, 2007, there were 43,920,000 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.
(A Maryland Corporation)

	PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of June 30, 2007 (Unaudited) and December 31, 2006 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three and Six Months Ended June 30, 2007 (Unaudited) and 2006 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32
Item 4T.	Controls and Procedures	32
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
June 30, 2007 (Unaudited) and December 31, 2006 (Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Real estate investments:
Real estate held for sale	$173,685,000	$417,384,000
Investments in unconsolidated real estate	16,134,000	15,889,000

	189,819,000	433,273,000
Cash and cash equivalents	31,990,000	76,812,000
Restricted cash	2,415,000	8,555,000
Accounts receivable, net	3,553,000	5,025,000
Accounts receivable from related parties	378,000	199,000
Asset for estimated receipts in excess of estimated costs during liquidation	962,000	3,041,000

Total assets	229,117,000	526,905,000

LIABILITIES
Mortgages payable secured by properties held for sale	69,132,000	225,836,000
Accounts payable and accrued liabilities	5,322,000	8,526,000
Accounts payable due to related parties	1,033,000	1,175,000
Security deposits and prepaid rent	1,911,000	2,629,000

Total liabilities	77,398,000	238,166,000

Commitments and contingencies (Note 12)
Net assets in liquidation	$151,719,000	$288,739,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three and Six Months Ended June 30, 2007 (Unaudited) and 2006 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net assets in liquidation, beginning of period	$284,843,000	$454,184,000	$288,739,000	$453,459,000
Changes in net assets in liquidation:
Changes to asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation:
Operating income	(3,597,000)	(6,003,000)	(6,675,000)	(11,702,000)
Distributions received from unconsolidated properties	(182,000)	(347,000)	(419,000)	(694,000)
Payments of liquidation costs and other amounts	984,000	4,824,000	2,961,000	7,139,000
Distributions to stockholders	-	-	-	8,235,000
Change in estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	1,871,000	1,212,000	2,054,000	(3,671,000)

Change to asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	(924,000)	(314,000)	(2,079,000)	(693,000)

Change in fair value of assets and liabilities:
Change in fair value of marketable securities	-	(31,000)	-	(82,000)
Change in fair value of real estate investments	142,000	26,390,000	1,086,000	32,048,000
Change in assets and liabilities due to activity in asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	2,795,000	1,525,000	4,133,000	(2,978,000)

Net increase in fair value	2,937,000	27,884,000	5,219,000	28,988,000

Liquidating distributions to stockholders	(135,137,000)	(8,236,000)	(140,160,000)	(8,236,000)

Change in net assets in liquidation	(133,124,000)	19,334,000	(137,020,000)	20,059,000

Net assets in liquidation, end of period	$151,719,000	$473,518,000	$151,719,000	$473,518,000

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

We were incorporated to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. As of June 30, 2007, we owned interests in ten properties aggregating a total gross leaseable area, or GLA, of 2.0 million square feet, including interests in nine consolidated office properties and one unconsolidated office property. As of June 30, 2007, 86.4% of the total GLA of our consolidated properties was leased and tenants with a government orientation occupied 43.6% of the total GLA.

We conduct business and own properties through our Operating Partnership, which was formed as a Virginia limited partnership in December 2001. As of June 30, 2007, we are the sole general partner of the Operating Partnership and have control over the affairs of our Operating Partnership. We own 100.0% of the equity interests therein, except for the special limited partnership interest held by Triple Net Properties, LLC, or Triple Net Properties, or our Advisor, which entitles our Advisor to receive certain incentive distributions from net proceeds from the sale of our properties after our stockholders have received their invested capital, as defined in our Operating Partnership Agreement, plus an 8% return on such invested capital.

We are externally advised by our Advisor pursuant to the terms of an advisory agreement, or the Advisory Agreement. Our Advisor is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of our board of directors. The Advisory Agreement expired on July 22, 2005 and was not renewed for consecutive one-year terms. However, our Advisor continues to manage us on a month-to-month basis pursuant to the terms of the Advisory Agreement. In view of the approval of our plan of liquidation by our stockholders discussed below, we do not intend to execute a new advisory agreement. Our Advisor engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our properties.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm.

On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the boards of directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the third or fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

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

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

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

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present estimated liquidation value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Our plan of liquidation gives our board of directors the authority to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined by our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets and anticipate completing our liquidation by February 27, 2008. If we have not completed our plan of liquidation by December 31, 2007, we expect that we will have to provide management’s assessment of our internal control over financial reporting as of December 31, 2007 as part of our compliance with the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005 and for all periods subsequent to December 31, 2005.

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

 Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting effective December 31, 2005, in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2006 Annual Report on Form 10-K, as filed with the SEC.

 Principles of Consolidation

Our accompanying interim unaudited condensed consolidated financial statements include our accounts and those of the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and any

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

variable interest entities, as defined in Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. All significant intercompany balances and transactions have been eliminated in consolidation and all references to us include our Operating Partnership and its subsidiaries.

 Liquidation Basis of Accounting

As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005, and for all periods subsequent to December 31, 2005. Accordingly, all assets were adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenant-in-common, or TIC, investors were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows there from, operations may differ materially from amounts estimated. These amounts are presented in the accompanying condensed consolidated statements of net assets. The net assets represent the estimated liquidation value of our assets available to our stockholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

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

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

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

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the six months ended June 30, 2007 is as follows:

	December 31,	Cash Payments	Change in	June 30,
	2006	and (Receipts)	Estimates	2007

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$12,424,000	$(7,094,000)	$1,133,000	$6,463,000
Liabilities:
Liquidation costs	(5,291,000)	915,000	305,000	(4,071,000)
Capital expenditures	(4,092,000)	2,046,000	616,000	(1,430,000)

	(9,383,000)	2,961,000	921,000	(5,501,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$3,041,000	$(4,133,000)	$2,054,000	$962,000

5.	Net Assets in Liquidation

Net assets in liquidation decreased $133,124,000, or $3.03 per share, during the three months ended June 30, 2007. The primary reasons for the decrease in our net assets were the decrease in cash and cash equivalents of $115,880,000, or $2.64 per share, and a decrease in real estate assets of $49,789,000, or $1.13 per share, offset by a decrease in mortgage loans payable of $33,094,000, or $0.75 per share. The decrease in cash and cash equivalents was primarily due to the distributions to stockholders of approximately $135,137,000, or $3.08 per

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

share, offset by proceeds of $21,970,000, or $0.50 per share, received on the sale of our 824 Market Street and North Belt Corporate Center properties during the three months ended June 30, 2007. The overall decrease in real estate assets during the three months ended June 30, 2007 includes: (i) a decrease due to the sale of our 824 Market Street and North Belt Corporate Center properties during the three months ended June 30, 2007; (ii) a decrease in the estimated sales prices of our Sutter Square Galleria and Eaton Freeway Industrial Park properties pursuant to executed purchase and sale agreements; (iii) a decrease as a result of the anticipated sale of our Opus Plaza at Ken Caryl property which closed on July 23, 2007; and (iv) a decrease in the expected liquidation value of certain other properties; as offset by: (i) an increase as a result of the anticipated sale of our Madrona Buildings property which closed on August 2, 2007; (ii) an increase in the liquidation value of $114,000, or less than $0.01 per share, from our unconsolidated property as a result of the principal payments made on the mortgage loan; and (iii) an increase in the expected liquidation value of certain other properties. The decrease in mortgage loans payable is primarily due to the sale of our 824 Market Street and North Belt Corporate Center properties and the payoff of the mortgage loan at our Sutter Square Galleria property during the three months ended June 30, 2007.

Net assets in liquidation increased $19,334,000, or $0.44 per share, during the three months ended June 30, 2006. The primary reason for the increase in our net assets was an increase in the value of real estate assets of $26,390,000, or $0.60 per share, as well as decreases in accounts payable and accrued liabilities of $2,203,000, or $0.05 per share. These increases were offset by decreases in our investment in marketable securities of $4,638,000, or $0.11 per share, an increase in other debt as a result of borrowings of $3,500,000, or $0.08 per share, on our $5,000,000 promissory note with LaSalle National Bank Association, or LaSalle, and increases in our liability for estimated costs in excess of estimated receipts due to the changes in estimated sales dates of the assets in the portfolio and changes in estimated liquidation costs during liquidation of $314,000, or $0.01 per share. The overall increase in the value of real estate assets during the three months ended June 30, 2006 includes: (i) an increase as a result of the sale of our 600 B Street property on July 18, 2006; (ii) increases in the anticipated sales prices of our Department of Children and Family Campus and Hawthorne Plaza properties pursuant to executed purchase and sale agreements; and (iii) increases in the expected liquidation values of certain other properties; as offset by: (i) a decrease as a result of an amendment to the AmberOaks purchase and sale agreement which reduced the sales price; (ii) a decrease related to the anticipated sales price of our Brunswig Square property pursuant to an executed purchase and sale agreement; and (iii) decreases in the expected liquidation values of certain other properties.

Net assets in liquidation decreased $137,020,000, or $3.12 per share, during the six months ended June 30, 2007. The primary reasons for the decrease in our net assets were the decrease in cash and cash equivalents of $44,822,000, or $1.02 per share, and a decrease in real estate assets of $243,454,000, or $5.54 per share, offset by a decrease in mortgage loans payable of $156,704,000, or $3.57 per share. The decrease in cash and cash equivalents was primarily due to the distributions to stockholders of approximately $140,160,000, or $3.19 per share, offset by proceeds of $93,075,000, or $2.12 per share, received on the sale of our Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street and North Belt Corporate Center properties during the six months ended June 30, 2007. The overall decrease in real estate assets during the six months ended June 30, 2007 includes: (i) a decrease due to the sale of our Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street and North Belt Corporate Center properties during the six months ended June 30, 2007; (ii) a decrease in the estimated sales prices of our Sutter Square Galleria and Eaton Freeway Industrial Park properties pursuant to executed purchase and sale agreements; (iii) a decrease as a result of the anticipated sale of our Opus Plaza at Ken Caryl property which closed on July 23, 2007; and (iv) a decrease in the expected liquidation value of certain other properties; as offset by: (i) an increase as a result of the anticipated sale of our Madrona Buildings property which closed on August 2, 2007; (ii) an increase in the liquidation value of $245,000, or $0.01 per share, from our unconsolidated property as a result of the principal payments made on the mortgage loan; and (iii) an increase in the expected liquidation value of certain other properties. The decrease in mortgage loans payable is primarily due to the sale of our Two

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street and North Belt Corporate Center properties and the payoff of the mortgage loan at our Sutter Square Galleria property during the six months ended June 30, 2007.

Net assets in liquidation increased $20,059,000, or $0.46 per share, during the six months ended June 30, 2006. The primary reason for the increase in our net assets was an increase in the value of real estate assets of $32,048,000, or $0.73 per share, offset by decreases in our cash, restricted cash and investment in marketable securities balances of $11,205,000, or $0.26 per share, and increases in our liability for estimated costs in excess of estimated receipts due to the changes in estimated sales dates of the assets in the portfolio and changes in estimated liquidation costs during liquidation of $693,000, or $0.02 per share. The overall increase in the value of real estate assets during the six months ended June 30, 2006 includes: (i) an increase as a result of the sale of our 600 B Street property on July 18, 2006; (ii) increases in the anticipated sales price of our AmberOaks, Department of Children and Family Campus and Hawthorne Plaza properties pursuant to executed purchase and sale agreements; and (iii) increases in the expected liquidation values of certain other properties; as offset by: (i) a decrease related to the anticipated sales price of our Brunswig Square property pursuant to an executed purchase and sale agreement; and (ii) decreases in the expected liquidation values of certain other properties.

The net assets in liquidation of $151,719,000 as of June 30, 2007, plus the cumulative liquidating distributions to our stockholders of approximately $332,942,000 through June 30, 2007 would result in liquidation distributions per share of approximately $11.04. These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

6.	Real Estate Investments

Our real estate investments are comprised of consolidated properties and investments in unconsolidated real estate. As of June 30, 2007 and December 31, 2006, all of our consolidated properties are considered held for sale in accordance with our plan of liquidation.

We had the following dispositions during the six months ended June 30, 2007 and 2006:

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

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

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

One Financial Plaza — St. Louis, Missouri

On March 30, 2007, we sold our One Financial Plaza property located in St. Louis, Missouri, of which we owned 77.63%, to Parmenter Realty Fund III, Inc., an unaffiliated third party, for a sales price of $47,000,000. Our net cash proceeds were $11,487,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $705,000, or 1.5% of the sales price, was paid to our Advisor and its affiliate on April 5, 2007 and a sales commission of $380,000, or 0.81% of the sales price, was also paid to an unaffiliated broker at closing. As compared to December 31, 2006, our net assets available in liquidation as of the sales date increased by approximately $400,000 as a result of the sale.

824 Market Street — Wilmington, Delaware

On June 29, 2007, we sold our 824 Market Street property located in Wilmington, Delaware to tenant-in-common, or TIC, investors managed by our Advisor for a sales price of $37,000,000. Our net cash proceeds were $16,636,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves and collateral account. A property disposition fee of $648,000, or 1.8% of the sales price, was paid to our Advisor and its affiliate. As compared to December 31, 2006, our net assets available in liquidation as of the sales date decreased by approximately $877,000 as a result of the sale.

North Belt Corporate Center — Houston, Texas

On June 29, 2007, we sold our North Belt Corporate Center property located in Houston, Texas to Younan Properties, Inc., an unaffiliated third party, for a sales price of $17,750,000. Our net cash proceeds were $6,952,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves and collateral account. A property disposition fee of $266,000, or 1.5% of the sales price, was paid to our Advisor and its affiliate and a sales commission of $352,000, or 2.0% of the sales price, was also paid to Grubb & Ellis. As compared to December 31, 2006, our net assets available in liquidation as of the sales date decreased by approximately $69,000 as a result of the sale.

Properties Under Contract

On March 16, 2007, we entered into an agreement, as amended, to sell our Opus Plaza at Ken Caryl property, located in Littleton, Colorado, to an unaffiliated third party for a sales price of $10,400,000. On July 23, 2007, we sold the Opus Plaza at Ken Caryl property. See Note 14, Subsequent Events, for further discussion.

On June 11, 2007, we entered into an agreement, as amended, to sell our Madrona Buildings property, located in Torrance, California, to an unaffiliated third party for a sales price of $52,500,000. On August 2, 2007, we sold the Madrona Buildings property. See Note 14, Subsequent Events, for further discussion.

 Dispositions in 2006

We did not have any property dispositions during the six months ended June 30, 2006.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

7.	Restricted Cash

Restricted cash is comprised of credit enhancements and impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements. As of June 30, 2007 and December 31, 2006, we had restricted cash of $2,415,000 and $8,555,000, respectively.

8.	Mortgage Loans Payable

As of June 30, 2007, we had secured mortgage loans outstanding on six of our consolidated properties, representing aggregate indebtedness in the principal amount of $74,425,000 ($69,132,000 on a liquidation basis) consisting of $44,670,000 on a liquidation basis, or 64.6%, of fixed rate debt at a weighted-average interest rate of 5.41% per annum and $24,462,000 on a liquidation basis, or 35.4%, variable rate debt at a weighted-average interest rate of 8.03% per annum. As of December 31, 2006, we had secured mortgage loans outstanding on 11 of our consolidated properties, representing aggregate indebtedness in the principal amount of $238,010,000 ($225,836,000 on a liquidation basis) consisting of $196,321,000 on a liquidation basis, or 86.9%, of fixed rate debt at a weighted-average interest rate of 5.32% per annum and $29,515,000 on a liquidation basis, or 13.1%, variable rate debt at a weighted-average interest rate of 7.86% per annum. As of June 30, 2007 and December 31, 2006, the effective interest rates on mortgage loans ranged from 5.21% to 8.22% per annum and 5.18% to 8.22% per annum, respectively, and the weighted-average effective interest rate was 6.34% and 5.65% per annum, respectively. The loans mature at various dates through October 2015.

As of June 30, 2007 and December 31, 2006, we have adjusted the carrying values of the outstanding mortgage loans payable to the estimated settlement amount in the condensed consolidated statements of net assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the properties that are not wholly owned by us.

Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of June 30, 2007, we were in compliance with such covenants.

Derivatives are recognized as either assets or liabilities in the condensed consolidated statements of net assets and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change. We did not have any derivative financial instruments as of June 30, 2007 or December 31, 2006.

9.	Minority Interests

Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of June 30, 2007, amounted to a 21.5% and 2.3% interest in Western Place I & II and Bay View Plaza, respectively. In accordance with the adoption of our plan of liquidation, we applied the minority interest liability of $1,480,000 and $5,349,000 as of June 30, 2007 and December 31, 2006, respectively, against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets.

We currently have the right to purchase all or any portion of the outstanding undivided TIC interests in Bay View Plaza or Western Place I & II at fair market value. However, we do not intend to acquire any portion of the outstanding undivided TIC interests as we are currently focused on liquidating our remaining assets and liabilities.

As of June 30, 2007, we have advanced $1,450,000 to our Western Place I & II property. In addition, as of June 30, 2007, the TICs at our Bay View Plaza and Western Place I & II properties received distributions of $15,000 and $282,000, respectively, while we have not received our pro rata share of such distributions. We

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

expect to receive repayment of these advances and to reconcile the payment of distributions to TICs upon the sale of each of the respective properties pursuant to our plan of liquidation.

10.	Stockholders’ Equity

 Common Stock

As of June 30, 2007 and December 31, 2006, 43,920,000 shares of our common stock were outstanding. For the six months ended June 30, 2007 and 2006, we declared distributions of $140,160,000 and $16,471,000, respectively. We had distributions payable of $851,000 and $0 as of June 30, 2007 and December 31, 2006, respectively, which is included in “Accounts payable and accrued liabilities” on our condensed consolidated statement of net assets as of June 30, 2007.

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

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

intended to qualify as incentive stock options under Section 422 of the Code. The 2004 Plan also authorized the grant of awards consisting of nonqualified stock options, restricted stock, stock appreciation rights and other awards, including cash bonuses.

The aggregate number of shares of common stock subject to such awards would not exceed 6,000,000 shares of our common stock. Our board of directors administered the 2004 Plan. The 2004 Plan provided that each of our non-employee directors would receive an automatic grant of 5,000 shares of restricted stock on the date of each of our annual meetings.

As of June 30, 2007 and December 31, 2006, there were 55,000 restricted shares of common stock granted. Restricted shares vested at 20.0% per year on each of the first through fifth anniversaries of the grant date, or sooner upon a change of control of our company. Compensation expense related to the restricted stock awards under the 2004 Plan was recorded over the related vesting periods based on the fair value of the underlying awards. The 2004 Plan was terminated upon approval of our plan of liquidation by stockholders at the Special Meeting of Stockholders held on February 27, 2006 and all outstanding restricted shares became fully vested.

Under the liquidation basis of accounting, the accelerated vesting of the restricted shares did not change the net assets available for liquidation. In addition, the forfeitures of all the outstanding vested and unvested stock options did not change net assets available for liquidation. SFAS No. 123(R), Share-Based Payment, did not have any impact on the net assets in liquidation during the six months ended June 30, 2007 or 2006.

11.	Related Party Transactions

 Advisory Agreement

Advisory Fees

The Advisory Agreement between our Advisor and us expired on July 22, 2005. Based on the adoption of our plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director, some of whom also own an equity interest in our Advisor. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined, or 25.0% of net income for the previous four quarters, as defined. As of June 30, 2007 and 2006, such reimbursement had not exceeded these limitations. For the three months ended June 30, 2007 and 2006, we reimbursed our Advisor for expenses of $281,000 and $738,000, respectively, related to our operations. For the six months ended June 30, 2007 and 2006, we reimbursed our Advisor for expenses of $1,083,000 and $1,660,000, respectively, related to our operations.

Pursuant to the Advisory Agreement, our Advisor or its affiliate is entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.

Real Estate Acquisition Fee

Prior to the adoption of our plan of liquidation, our Advisor or its affiliates was entitled to a real estate acquisition fee of up to 3.0% of the purchase price of a property. We did not pay our Advisor or its affiliate any real estate acquisition fees for the three and six months ended June 30, 2007 and 2006.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

Real Estate Disposition Fee

Prior to the adoption of our plan of liquidation, our Advisor or its affiliate was entitled to a real estate disposition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to a third-party sales broker. For properties sold after the adoption of our plan of liquidation, we anticipate paying our Advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property. For the three months ended June 30, 2007 and 2006, we paid our Advisor or its affiliate $1,619,000 and $0 for real estate disposition fees. For the six months ended June 30, 2007 and 2006, we paid our Advisor or its affiliate $4,123,000 and $0 for real estate disposition fees.

Lease Commissions

We pay our Advisor or its affiliate a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. For the three months ended June 30, 2007 and 2006, we paid our Advisor or its affiliate leasing commissions of $500,000 and $1,241,000, respectively. For the six months ended June 30, 2007 and 2006, we paid our Advisor or its affiliate leasing commissions of $702,000 and $1,839,000, respectively.

Property Management Fees

We pay our Advisor or its affiliate a property management fee of 5.0% of the gross revenues from our properties. For the three months ended June 30, 2007 and 2006, we incurred and paid property management fees to our Advisor or its affiliate of $1,192,000 and $1,356,000, respectively. For the six months ended June 30, 2007 and 2006, we incurred and paid property management fees to our Advisor or its affiliate of $1,894,000 and $2,713,000, respectively.

Incentive Distributions

Our Advisor owns non-voting incentive performance units in our Operating Partnership and is entitled to incentive distributions of operating cash flow, as defined, after our stockholders have received an 8.0% annual return on their invested capital. No incentive distributions were made to our Advisor for the three and six months ended June 30, 2007 and 2006. In accordance with our plan of liquidation, the estimated incentive fee distribution to our Advisor is between $0 and $9,070,000. Based on the valuation of our portfolio as of June 30, 2007 and December 31, 2006, we have reserved for an estimated incentive fee distribution to our Advisor of $2,567,000 and $3,226,000, respectively.

Retention Bonuses and Milestone Payments

In accordance with our plan of liquidation approved by our stockholders, we will pay Scott D. Peters, our Chief Executive Officer and President, and Andrea R. Biller, our Executive Vice President and Secretary, retention bonuses of $50,000 and $25,000, respectively, upon the filing of each of our annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. As of June 30, 2007, Mr. Peters and Ms. Biller have received retention bonuses of $300,000 and $150,000 from us, respectively. Additionally, Scott D. Peters and Andrea R. Biller, each were entitled to a performance-based bonus of $100,000 upon the receipt by our Advisor of net commissions aggregating $5,000,000 or more from the sale of our properties. As of June 30, 2007, Mr. Peters and Ms. Biller have received their performance-based bonuses of $100,000 each from our Advisor.

Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, our independent directors and members of our board of directors and the special committee, are entitled to receive milestone payments, if they remain a member of our board of directors and the special committee, of $25,000

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

on each of December 31, 2006 and December 31, 2007, as well as a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per share to our stockholders. Assuming that these directors receive the maximum amount of milestone payments, they will each receive aggregate payments of up to $100,000. As of June 30, 2007, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $25,000 each from us.

Real Estate Commissions

In August 2006, Jeffrey T. Hanson was appointed to serve as a member of the then Board of Managers and the Managing Director-Real Estate of our Advisor and the President and Chief Executive Officer of Realty. Prior to his employment with our Advisor and Realty, Mr. Hanson was employed with Grubb & Ellis. In connection with his previous employment with Grubb & Ellis, and subsequent to his employment with our Advisor and Realty, Mr. Hanson has been or will be paid real estate commissions of approximately $309,000 relating to transactions involving properties sold by us.

Related Party Accounts Receivable/Payable

Related party accounts receivable consists primarily of amounts due to us from our Advisor and its affiliates. Related party accounts payable consists primarily of amounts due from us to our Advisor and its affiliates.

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

Our Advisor is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Advisor believes that the conclusion to this matter will not result in a material adverse effect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Advisor that, if obtained, could materially adversely affect our Advisor’s ability to perform its duties to us and/or delay the payment of distributions under our plan of liquidation. Additionally, any resolution of this matter that reflects negatively on the reputation of our Advisor could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Advisor. The matters that are the subject of this investigation could also give rise to claims against our Advisor by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

 Litigation

Neither we nor any of our properties are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or any of our properties which if determined

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations. We are a party to litigation arising in the ordinary course of business, none of which if determined unfavorably to us, individually or in the aggregate, is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

 Environmental Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material adverse effect on our financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

 Unconsolidated Debt

Total mortgage debt of our unconsolidated property was $96,706,000 and $97,308,000 as of June 30, 2007 and December 31, 2006, respectively. Our share of unconsolidated debt, based on our 30.0% ownership interest in the property, was $29,012,000 and $29,192,000 as of June 30, 2007 and December 31, 2006, respectively.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, we, along with T REIT, Inc. and NNN 2002 Value Fund, LLC, or our Affiliate co-owners, will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with our Affiliate co-owners paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of June 30, 2007, we have advanced $273,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage and performance covenants as well as other requirements on a combined and individual basis.

 Other

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on our consolidated financial position and results of operations.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

13.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of June 30, 2007, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of June 30, 2007, we had interests in four properties located in California which accounted for 40.9% of our total revenue and two properties located in Texas which accounted for 45.4% of our total revenue based on contractual base rent from leases in effect as of June 30, 2007. As of June 30, 2006, we had interests in eight properties located in the state of California which accounted for 45.8% of our total revenue and seven properties located in the state of Texas which accounted for 24.7%. Accordingly, there is a geographic concentration of risk subject to each state’s economy. As of June 30, 2007, two of our tenants accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of
	2007 Annual	2007 Annual		Square Footage	Lease
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Expiration Date

Federal Deposit Insurance Corp. (FDIC)(2)	$5,019,000	21.1%	Pacific Place	321,000	11/30/2007
General Services Administration (IRS)(3)	$2,490,000	10.5%	North Pointe	92,000	8/17/2007
			Corporate Center

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of June 30, 2007.

(2)	We have been notified that the FDIC does not intend to renew their lease upon expiration of their current lease term on November 30, 2007.

(3)	On June 11, 2007, we entered into a supplemental lease agreement extending the lease term for an additional 24 months effective August 18, 2007, with an option to terminate after 12 months with 90 days notice.

As of June 30, 2006, none of our tenants accounted for 10.0% or more of our aggregate annual rental income.

14.	Subsequent Events

Real Estate Investments

 Dispositions in 2007

Opus Plaza at Ken Caryl — Littleton, Colorado

On July 23, 2007, we sold our Opus Plaza at Ken Caryl property located in Littleton, Colorado to On Dow Avenue Partners, LLC, an unaffiliated third party, for a sales price of $10,400,000. Our net cash proceeds were $3,207,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $156,000, or 1.5% of the sales price, was paid to our Advisor and its affiliate and a sales commission of $312,000, or 3.0% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, our net assets available in liquidation as of the sales date decreased by approximately $177,000 as a result of the sale.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

Madrona Buildings — Torrance, California

On August 2, 2007, we sold our Madrona Buildings property located in Torrance, California to Dominguez Industrial Center, LLC, an unaffiliated third party, for a sales price of $52,500,000. Our net cash proceeds were $15,034,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $788,000, or 1.5% of the sales price was paid to our Advisor and its affiliate and a sales commission of $412,000, or 0.8% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, our net assets available in liquidation as of the sales date increased by approximately $2,927,000 as a result of the sale.

 Properties Under Contract

On July 25, 2007, we entered into an agreement to sell our Eaton Freeway Industrial Park property, located in Phoenix, Arizona, to an unaffiliated third party for a sales price of $7,900,000. We anticipate that a property disposition fee will be paid to our Advisor or its affiliate of $119,000, or 1.5% of the sales price, and a sales commission will be paid to an unaffiliated broker of $237,000, or 3.0% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the third quarter of 2007.

On August 8, 2007, we entered into an agreement to sell our Sutter Square Galleria property, located in Sacramento, California, to an unaffiliated third party for a sales price of $7,500,000. We anticipate that a property disposition fee will be paid to our Advisor or its affiliate of $113,000, or 1.5% of the sales price, and a sales commission will be paid to an unaffiliated broker of $225,000, or 3.0% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the third quarter of 2007.

Mortgage Loans Payable

On August 10, 2007, we obtained a written notice of a 90-day extension of the maturity date on the $24,000,000 secured mortgage loan with LaSalle National Bank Association, or LaSalle, on the Western Place I & II property, of which we own 78.5%. In addition, pursuant to the notice, no fee will be charged for the extension. The original maturity date of the mortgage loan was August 1, 2007. We intend to payoff our portion of the mortgage loan upon the anticipated sale of the Western Place I & II property by October 31, 2007, the extended maturity date of the loan. In the event that we have not sold our interest in the Western Place I & II property by October 31, 2007, we intend to payoff our portion of the mortgage loan at such date or negotiate a further extension of the maturity date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to G REIT, Inc. and its subsidiaries, including G REIT, L.P., our Operating Partnership.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of June 30, 2007 and December 31, 2006 (liquidation basis), together with the changes in net assets for the three and six months ended June 30, 2007 and 2006 (liquidation basis).

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts, or REITs); availability of capital; interest rates; our ability to service our debt, competition; supply and demand for operating properties in our current market areas; the prospect of a continuing relationship with Triple Net Properties, LLC, or Triple Net Properties, or our Advisor; generally accepted accounting principles, or GAAP, and policies and guidelines applicable to REITs; predictions of the amount of liquidating distributions to be received by stockholder; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; and litigation, including, without limitation, the investigation by the Securities and Exchange Commission, or the SEC, of our Advisor. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

We were incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. On September 27, 2004, we were reincorporated in the State of Maryland in accordance with the approval of our stockholders at the 2004 Annual Meeting of Stockholders. We have been operating and intend to continue operating as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90.0% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. As of June 30, 2007, we believe we were in compliance with all relevant REIT requirements.

We were incorporated to acquire, manage and invest in office, industrial and service real estate properties with a government-tenant orientation. As described below, on February 27, 2006, our stockholders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaging in an ongoing liquidation of our assets. As of June 30, 2007, we own interests in ten properties, aggregating a total gross leaseable area, or GLA, of 2.0 million square feet, including interests in nine consolidated and one unconsolidated office property. As of June 30, 2007, 86.4% of the GLA of the consolidated properties was leased and tenants with a government orientation occupied 43.6% of the total GLA.

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

On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the boards of directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the third or fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

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

Our plan of liquidation gives our board of directors the authority to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined by our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets and anticipate completing our plan of liquidation by February 27, 2008. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005 and for all periods subsequent to December 31, 2005.

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

 Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting effective December 31, 2005, in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2006 Annual Report on Form 10-K, as filed with the SEC.

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

One Financial Plaza — St. Louis, Missouri

On March 30, 2007, we sold our One Financial Plaza property located in St. Louis, Missouri, of which we owned 77.63%, to Parmenter Realty Fund III, Inc, an unaffiliated third party, for a sales price of $47,000,000. Our net cash proceeds were $11,487,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $705,000, or 1.5% of the sales price, was paid to our Advisor and its affiliate on April 5, 2007 and a sales commission of $380,000, or 0.81% of the sales price, was also paid to an unaffiliated broker at closing. As compared to December 31, 2006, our net assets available in liquidation as of the sales date increased by approximately $400,000 as a result of the sale.

824 Market Street — Wilmington, Delaware

On June 29, 2007, we sold our 824 Market Street property located in Wilmington, Delaware to tenant-in-common, or TIC, investors managed by our Advisor for a sales price of $37,000,000. Our net cash proceeds were $16,636,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves and collateral account. A property disposition fee of $648,000, or 1.8% of the sales price, was paid to our Advisor and its affiliate. As compared to December 31, 2006, our net assets available in liquidation as of the sales date decreased by approximately $877,000 as a result of the sale.

North Belt Corporate Center — Houston, Texas

On June 29, 2007, we sold our North Belt Corporate Center property located in Houston, Texas to Younan Properties, Inc., an unaffiliated third party, for a sales price of $17,750,000. Our net cash proceeds were $6,952,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves and collateral account. A property disposition fee of $266,000, or 1.5% of the sales price, was paid to our Advisor and its affiliate and a sales commission of $352,000, or 2.0% of the sales price, was also paid to Grubb & Ellis. As compared to December 31, 2006, our net assets available in liquidation as of the sales date decreased by approximately $69,000 as a result of the sale.

Properties Under Contract

On March 16, 2007, we entered into an agreement, as amended, to sell our Opus Plaza at Ken Caryl property, located in Littleton, Colorado, to an unaffiliated third party for a sales price of $10,400,000. On July 23, 2007, we sold the Opus Plaza at Ken Caryl property. See Note 14, Subsequent Events, in the notes to the condensed consolidated financial statements for further discussion.

On June 11, 2007, we entered into an agreement, as amended, to sell our Madrona Buildings property, located in Torrance, California, to an unaffiliated third party for a sales price of $52,500,000. On August 2, 2007, we sold the Madrona Buildings property. See Note 14, Subsequent Events, in the notes to the condensed consolidated financial statements for further discussion.

Dispositions in 2006

We did not have any property dispositions during the six months ended June 30, 2006.

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

Scheduled Lease Expirations

As of June 30, 2007, our consolidated properties were 86.4% leased. 37.7% of the GLA expires during the remainder of 2007. Our leasing strategy for 2007 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals with the existing tenant. Of the leases expiring in 2007, we anticipate, but cannot assure, that approximately 11.6%, of the tenants will renew for another term.

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

Changes in Net Assets in Liquidation

 Three and Six Months Ended June 30, 2007 and 2006

Net assets in liquidation decreased $133,124,000, or $3.03 per share, during the three months ended June 30, 2007. The primary reasons for the decrease in our net assets were the decrease in cash and cash equivalents of $115,880,000, or $2.64 per share, and a decrease in real estate assets of $49,789,000, or $1.13 per share, offset by a decrease in mortgage loans payable of $33,094,000, or $0.75 per share. The decrease in cash and cash equivalents was primarily due to the distributions to stockholders of approximately $135,137,000, or $3.08 per share, offset by proceeds of $21,970,000, or $0.50 per share, received on the sale of our 824 Market Street and North Belt Corporate Center properties during the three months ended June 30, 2007. The overall decrease in real estate assets during the three months ended June 30, 2007 includes: (i) a decrease due to the sale of our 824 Market Street and North Belt Corporate Center properties during the three months ended June 30, 2007; (ii) a decrease in the estimated sales prices of our Sutter Square Galleria and Eaton Freeway Industrial Park properties pursuant to executed purchase and sale agreements; (iii) a decrease as a result of the anticipated sale of our Opus Plaza at Ken Caryl property which closed on July 23, 2007; and (iv) a decrease in the expected liquidation value of certain other properties; as offset by: (i) an increase as a result of the anticipated sale of our Madrona Buildings property which closed on August 2, 2007; (ii) an increase in the liquidation value of $114,000, or less than $0.01 per share, from our unconsolidated property as a result of the principal payments made on the mortgage loan; and (iii) an increase in the expected liquidation value of certain other properties. The decrease in mortgage loans payable is primarily due to the sale of our 824 Market Street and North Belt Corporate Center properties and the payoff of the mortgage loan at our Sutter Square Galleria property during the three months ended June 30, 2007.

Net assets in liquidation increased $19,334,000, or $0.44 per share, during the three months ended June 30, 2006. The primary reason for the increase in our net assets was an increase in the value of real estate assets of $26,390,000, or $0.60 per share, as well as decreases in accounts payable and accrued liabilities of

$2,203,000, or $0.05 per share. These increases were offset by decreases in our investment in marketable securities of $4,638,000, or $0.11 per share, an increase in other debt as a result of borrowings of $3,500,000, or $0.08 per share, on our $5,000,000 promissory note with LaSalle National Bank Association, or LaSalle, and increases in our liability for estimated costs in excess of estimated receipts due to the changes in estimated sales dates of the assets in the portfolio and changes in estimated liquidation costs during liquidation of $314,000, or $0.01 per share. The overall increase in the value of real estate assets during the three months ended June 30, 2006 includes: (i) an increase as a result of the sale of our 600 B Street property on July 18, 2006; (ii) increases in the anticipated sales prices of our Department of Children and Family Campus and Hawthorne Plaza properties pursuant to executed purchase and sale agreements; and (iii) increases in the expected liquidation values of certain other properties; as offset by: (i) a decrease as a result of an amendment to the AmberOaks purchase and sale agreement which reduced the sales price; (ii) a decrease related to the anticipated sales price of our Brunswig Square property pursuant to an executed purchase and sale agreement; and (iii) decreases in the expected liquidation values of certain other properties.

Net assets in liquidation decreased $137,020,000, or $3.12 per share, during the six months ended June 30, 2007. The primary reasons for the decrease in our net assets were the decrease in cash and cash equivalents of $44,822,000, or $1.02 per share, and a decrease in real estate assets of $243,454,000, or $5.54 per share, offset by a decrease in mortgage loans payable of $156,704,000, or $3.57 per share. The decrease in cash and cash equivalents was primarily due to the distributions to stockholders of approximately $140,160,000, or $3.19 per share, offset by proceeds of $93,075,000, or $2.12 per share, received on the sale of our Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street and North Belt Corporate Center properties during the six months ended June 30, 2007. The overall decrease in real estate assets during the six months ended June 30, 2007 includes: (i) a decrease due to the sale of our Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street and North Belt Corporate Center properties during the six months ended June 30, 2007; (ii) a decrease in the estimated sales prices of our Sutter Square Galleria and Eaton Freeway Industrial Park properties pursuant to executed purchase and sale agreements; (iii) a decrease as a result of the anticipated sale of our Opus Plaza at Ken Caryl property which closed on July 23, 2007; and (iv) a decrease in the expected liquidation value of certain other properties; as offset by: (i) an increase as a result of the anticipated sale of our Madrona Buildings property which closed on August 2, 2007; (ii) an increase in the liquidation value of $245,000, or $0.01 per share, from our unconsolidated property as a result of the principal payments made on the mortgage loan; and (iii) an increase in the expected liquidation value of certain other properties. The decrease in mortgage loans payable is primarily due to the sale of our Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street and North Belt Corporate Center properties and the payoff of the mortgage loan at our Sutter Square Galleria property during the six months ended June 30, 2007.

Net assets in liquidation increased $20,059,000, or $0.46 per share, during the six months ended June 30, 2006. The primary reason for the increase in our net assets was an increase in the value of real estate assets of $32,048,000, or $0.73 per share, offset by decreases in our cash, restricted cash and investment in marketable securities balances of $11,205,000, or $0.26 per share, and increases in our liability for estimated costs in excess of estimated receipts due to the changes in estimated sales dates of the assets in the portfolio and changes in estimated liquidation costs during liquidation of $693,000, or $0.02 per share. The overall increase in the value of real estate assets during the six months ended June 30, 2006 includes: (i) an increase as a result of the sale of our 600 B Street property on July 18, 2006; (ii) increases in the anticipated sales price of our AmberOaks, Department of Children and Family Campus and Hawthorne Plaza properties pursuant to executed purchase and sale agreements; and (iii) increases in the expected liquidation values of certain other properties; as offset by: (i) a decrease related to the anticipated sales price of our Brunswig Square property pursuant to an executed purchase and sale agreement; and (ii) decreases in the expected liquidation values of certain other properties.

The net assets in liquidation of $151,719,000 as of June 30, 2007, plus the cumulative liquidating distributions to our stockholders of approximately $332,942,000 through June 30, 2007 would result in liquidation distributions per share of approximately $11.04. These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Liquidity and Capital Resources

As of June 30, 2007, our total assets and net assets in liquidation were $229,117,000, or $5.22 per share, and $151,719,000, or $3.45 per share, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with the plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

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

Our plan of liquidation gives our board of directors the authority to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined at the discretion of our board of directors. Although we can provide no assurances, we currently expect to sell all of our assets and anticipate completing our plan of liquidation by February 27, 2008.

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

  Debt Financing

Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of June 30, 2007, we were in compliance with such covenants.

The composition of our aggregate debt balances as of June 30, 2007 and December 31, 2006 (liquidation basis), were as follows:

			Weighted-Average
	Total Debt		Interest Rate
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006
	(Liquidation Basis)

Mortgage debt	$69,132,000	$225,836,000	6.34%	5.65%
Fixed rate and variable rate
Fixed rate	$44,670,000	$196,321,000	5.41%	5.32%
Variable rate	$24,462,000	$29,515,000	8.03%	7.86%

Although the interest payments on 64.6% of our debt are fixed as of June 30, 2007, the remaining 35.4% of our debt is exposed to fluctuations on the one-month LIBOR rate.

We have restricted cash balances of $2,415,000 as of June 30, 2007, that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

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

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We declared distributions to our stockholders in the aggregate amount of $140,160,000, or $3.19 per share, during the six months ended June 30, 2007. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties. Since the approval of our plan of liquidation, we have paid two special liquidating distributions in October 2006 and April 2007 of $171,289,000, or $3.90 per share, and $131,761,000, or $3.00 per share, respectively, and regular monthly liquidating distributions from May 2006 through June 2007 totaling $29,892,000, or $0.68 per share, to our stockholders. The regular monthly liquidating distributions are based on an annualized rate of 7.50% on: (i) a $10.00 per share value from May 2006 through October 2006; (ii) a remaining $6.10 per share value from November 2006 to April 2007; and (iii) a remaining $3.10 per share value beginning in May 2007. While the plan of liquidation provided that regular monthly distributions would terminate following the payment of liquidating distributions totaling $150,000,000, our board of directors has determined to continue to pay regular monthly distributions at an annualized rate of 7.50% on the share value remaining of $3.10. Our board of directors will continue to evaluate the payment of regular monthly liquidating distributions on an on-going basis as more properties are sold and additional special liquidating distributions are paid to stockholders. We expect to satisfy the REIT distribution requirements through any liquidating distributions made pursuant to our plan of liquidation. Each distribution payment will be subject to the availability of cash and the discretion of our board of directors.

As of June 30, 2007, we estimate that we will have $5,501,000 of commitments and expenditures during the liquidation period comprised of the following: $4,071,000 of liquidation costs and $1,430,000 of capital expenditures. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.

A material adverse effect in the net inflows from consolidated and unconsolidated operating activities or net proceeds expected from the liquidation of real estate assets may affect our ability to fund these items and may affect our ability to satisfy the financial performance covenants under our mortgages. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured notes could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.

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

Subject to our board of directors’ determinations and in accordance with our plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, dispositions of assets, and additional long-term secured and unsecured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We will instead seek to refinance such debt at maturity, or retire such debt through the disposition of the underlying property.

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

Our primary uses of cash are to fund distributions to our stockholders, to fund capital investment in our existing portfolio of operating assets and for debt service. We may also regularly require capital to invest in our existing portfolio of operating assets in connection with routine capital improvements, deferred maintenance on our properties and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

In accordance with our plan of liquidation, we anticipate our source for the payment of distributions to be primarily from the net proceeds from the sale of our properties and funds from operating activities. We will require an estimated $1,430,000 for the remainder of the year ended December 31, 2007 for capital expenditures, including, without limitation, tenant and/or capital improvements and lease commissions. We intend to use proceeds from the sale of properties to provide funds to the extent the reserves on deposit with the lender of $2,415,000 as of June 30, 2007, are not sufficient or cannot be used for these expenditures.

Distributions payable to our stockholders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a stockholder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

  Financing

Total debt decreased as a result of the sale of the five properties during the six months ended June 30, 2007 that had mortgage debt that was paid off upon sale of the property and the payoff of the mortgage loan at our Sutter Square Galleria property in May 2007. As of June 30, 2007 and December 31, 2006, our mortgage loans payable balances, including mortgage loans payable secured by property held for sale, were $69,132,000 and $225,836,000, respectively.

As of June 30, 2007 and December 31, 2006, we had $31,990,000 and $76,812,000 in cash and cash equivalents, respectively. In addition, we had restricted cash balances of $2,415,000 and $8,555,000 as of June 30, 2007 and December 31, 2006, respectively, that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

  Unconsolidated Debt

Total mortgage debt of our unconsolidated property was $96,706,000 and $97,308,000 as of June 30, 2007 and December 31, 2006, respectively. Our share of unconsolidated debt, based on our 30.0% ownership interest in the property, was $29,012,000 and $29,192,000 as of June 30, 2007 and December 31, 2006, respectively.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, we, along with T REIT, Inc. and NNN 2002 Value Fund, LLC, or our Affiliate co-owners, will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with our Affiliate co-owners paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of June 30, 2007, we have advanced $273,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage and performance covenants as well as other requirements on a combined and individual basis. Compliance with such covenants is discussed in our Debt Financing disclosure included herein.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on outstanding indebtedness, which includes mortgages on six of our properties. As of June 30, 2007, six of our properties were subject to existing mortgages, including mortgage loans payable secured by property held for sale, which had an aggregate principal amount outstanding of $74,425,000 ($69,132,000 liquidation basis). Our total debt consisted of $44,670,000 on a liquidation basis, or 64.6%, of allocable fixed rate debt at a weighted-average interest rate of 5.41% per annum and $24,462,000 on a liquidation basis, or 35.4%, of variable rate debt at a weighted-average interest rate of 8.03% per annum. As of June 30, 2007, the weighted-average interest rate on our outstanding debt was 6.34% per annum.

 Contractual Obligations

The following table provides information with respect to the maturities, including scheduled principal repayments of our secured debt, as well as scheduled interest payments of our fixed and variable rate debt as of June 30, 2007. It also provides information about the minimum commitments due in connection with our ground lease obligations as of June 30, 2007. The table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2007)	(2008-2009)	(2010-2011)	(After 2011)	Total

Principal payments — variable rate debt	$18,894,000	$5,568,000	$-	$-	$24,462,000
Principal payments — fixed rate debt	211,000	1,138,000	6,041,000	37,280,000	44,670,000
Interest payments — variable rate debt (based on rate in effect as of June 30, 2007)	891,000	430,000	-	-	1,321,000
Interest payments — fixed rate debt	1,380,000	4,816,000	4,192,000	6,808,000	17,196,000
Ground lease obligations(1)	-	-	-	-	-
Tenant improvement and lease commission obligations	828,000	-	-	-	828,000

Total	$22,204,000	$11,952,000	$10,233,000	$44,088,000	$88,477,000

(1)	The Sutter Square Galleria property is subject to a ground lease expiring in 2040 with one ten-year option period thereafter. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement.

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

Subsequent Events

Real Estate Investments

 Dispositions in 2007

Opus Plaza at Ken Caryl — Littleton, Colorado

On July 23, 2007, we sold our Opus Plaza at Ken Caryl property located in Littleton, Colorado to On Dow Avenue Partners, LLC, an unaffiliated third party, for a sales price of $10,400,000. Our net cash proceeds were $3,207,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $156,000, or 1.5% of the sales price, was paid to our Advisor and its affiliate and a sales commission of $312,000, or 3.0% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, our net assets available in liquidation as of the sales date decreased by approximately $177,000 as a result of the sale.

Madrona Buildings — Torrance, California

On August 2, 2007, we sold our Madrona Buildings property located in Torrance, California to Dominguez Industrial Center, LLC, an unaffiliated third party, for a sales price of $52,500,000. Our net cash proceeds were $15,034,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $788,000, or 1.5% of the sales price was paid to our Advisor and its affiliate and a sales commission of $412,000, or 0.8% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, our net assets available in liquidation as of the sales date increased by approximately $2,927,000 as a result of the sale.

 Properties Under Contract

On July 25, 2007, we entered into an agreement to sell our Eaton Freeway Industrial Park property, located in Phoenix, Arizona, to an unaffiliated third party for a sales price of $7,900,000. We anticipate that a property disposition fee will be paid to our Advisor or its affiliate of $119,000, or 1.5% of the sales price, and a sales commission will be paid to an unaffiliated broker of $237,000, or 3.0% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the third quarter of 2007.

On August 8, 2007, we entered into an agreement to sell our Sutter Square Galleria property, located in Sacramento, California, to an unaffiliated third party for a sales price of $7,500,000. We anticipate that a property disposition fee will be paid to our Advisor or its affiliate of $113,000, or 1.5% of the sales price, and a sales commission will be paid to an unaffiliated broker of $225,000, or 3.0% of the sales price. The sale, which is subject to customary closing conditions, is expected to close in the third quarter of 2007.

Mortgage Loans Payable

On August 10, 2007, we obtained a written notice of a 90-day extension of the maturity date on the $24,000,000 secured mortgage loan with LaSalle National Bank Association, or LaSalle, on the Western Place I & II property, of which we own 78.5%. In addition, pursuant to the notice, no fee will be charged for the extension. The original maturity date of the mortgage loan was August 1, 2007. We intend to payoff our portion of the mortgage loan upon the anticipated sale of the Western Place I & II property by October 31, 2007, the extended maturity date of the loan. In the event that we have not sold our interest in the Western Place I & II property by October 31, 2007, we intend to payoff our portion of the mortgage loan at such date or negotiate a further extension of the maturity date.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of June 30, 2007 (on a liquidation basis), the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt	$211,000	$513,000	$625,000	$659,000	$5,382,000	$37,280,000	$44,670,000
Average interest rate on maturing debt	5.47%	5.44%	5.41%	5.41%	5.24%	5.44%	5.41%
Variable rate debt	$18,894,000	$115,000	$5,453,000	$—	$—	$—	$24,462,000
Average interest rate on maturing debt (based on rate in effect as of June 30, 2007)	8.22%	7.39%	7.39%	—	—	—	8.03%

The weighted-average interest rate of our mortgage debt as of June 30, 2007, was 6.34% per annum. As of June 30, 2007, our mortgage debt consisted of $44,670,000, or 64.6%, of the total debt at a fixed interest rate of 5.41% per annum and $24,462,000, or 35.4%, of the total debt at a variable interest rate of 8.03% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of June 30, 2007, for example a 0.50% increase in LIBOR would have increased our overall annual interest expense thereby decreasing our overall net assets by $122,000, or less than 0.08%.

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

As of June 30, 2007, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 11, 2007, we held our Annual Meeting of Stockholders. At the meeting, stockholders voted to: (i) elect each of the individuals below as directors for one-year terms and until his successor has been elected and qualified and (ii) to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2007. The number of votes for, against, abstaining and withheld were as follows:

	For	Withheld

Election of Directors
Gary H. Hunt	23,483,208	359,483
W. Brand Inlow	23,491,407	351,284
Edward A. Johnson	23,494,172	348,519
D. Fleet Wallace	23,480,106	362,585
Gary T. Wescombe	23,489,202	353,489

	For	Against	Abstain

Ratification of
Deloitte & Touche LLP	23,140,758	201,446	500,487

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G REIT, INC.

(Registrant)

August 14, 2007	By:	/s/ SCOTT D. PETERS

Date		Scott D. Peters
Chief Executive Officer and President (principal executive officer)

August 14, 2007	By:	/s/ COURTNEY A. BROWER

Date		Courtney A. Brower
Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

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