Form 10-Q
period 2007-09-30
G REIT INC
filed 2007-11-09
CIK 1164246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-50261

G REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	52-2362509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue,	92705
Suite 200 Santa Ana, California (Address of principal executive offices)	(Zip code)

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

As of November 9, 2007, there were 43,920,000 shares of common stock of G REIT, Inc. outstanding.

G REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of September 30, 2007 (Unaudited) and December 31, 2006 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three and Nine Months Ended September 30, 2007 (Unaudited) and 2006 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
Item 4T.	Controls and Procedures	40

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
SIGNATURES		43
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
September 30, 2007 (Unaudited) and December 31, 2006 (Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Real estate investments:
Real estate held for sale	$83,634,000	$417,384,000
Investment in unconsolidated real estate	16,249,000	15,889,000

	99,883,000	433,273,000
Cash and cash equivalents	72,958,000	76,812,000
Restricted cash	1,646,000	8,555,000
Accounts receivable, net	2,539,000	5,025,000
Accounts receivable from related parties	401,000	199,000
Asset for estimated receipts in excess of estimated costs during liquidation	1,047,000	3,041,000

Total assets	178,474,000	526,905,000

LIABILITIES
Mortgage loans payable secured by properties held for sale	24,436,000	225,836,000
Accounts payable and accrued liabilities	5,256,000	8,526,000
Accounts payable due to related parties	631,000	1,175,000
Security deposits and prepaid rent	743,000	2,629,000

Total liabilities	31,066,000	238,166,000

Commitments and contingencies (Note 12)
Net assets in liquidation	$147,408,000	$288,739,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

G REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three and Nine Months Ended September 30, 2007 (Unaudited) and 2006 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net assets in liquidation, beginning of period	$151,719,000	$473,518,000	$288,739,000	$453,459,000
Changes in net assets in liquidation:
Changes to asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation:
Operating income	(1,501,000)	(6,192,000)	(8,176,000)	(17,894,000)
Distributions received from unconsolidated properties	(182,000)	(347,000)	(601,000)	(1,041,000)
Payments of liquidation costs and other amounts	1,006,000	3,093,000	3,967,000	10,231,000
Distributions to stockholders	—	—	—	8,235,000
Change in estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	762,000	2,904,000	2,816,000	(767,000)

Change to asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	85,000	(542,000)	(1,994,000)	(1,236,000)

Change in fair value of assets and liabilities:
Change in fair value of marketable securities	—	(50,000)	—	(132,000)
Change in fair value of real estate investments	(2,519,000)	(5,945,000)	(1,433,000)	26,103,000
Change in assets and liabilities due to activity in asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	677,000	3,446,000	4,810,000	469,000

Net increase (decrease) in fair value	(1,842,000)	(2,549,000)	3,377,000	26,440,000

Liquidating distributions to stockholders	(2,554,000)	(8,234,000)	(142,714,000)	(16,470,000)

Change in net assets in liquidation	(4,311,000)	(11,325,000)	(141,331,000)	8,734,000

Net assets in liquidation, end of period	$147,408,000	$462,193,000	$147,408,000	$462,193,000

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

We were incorporated to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. As of September 30, 2007, we owned interests in six properties aggregating a total gross leaseable area, or GLA, of 1.6 million square feet, including interests in five consolidated office properties and one unconsolidated office property. As of September 30, 2007, 87.4% of the total GLA of our consolidated properties was leased and tenants with a government orientation occupied 49.2% of the total GLA.

We conduct business and own properties through our Operating Partnership, which was formed as a Virginia limited partnership in December 2001. As of September 30, 2007, we are the sole general partner of the Operating Partnership and have control over the affairs of our Operating Partnership. We own 100.0% of the equity interests therein, except for the special limited partnership interest held by Triple Net Properties, LLC, or Triple Net Properties, or our Advisor, which entitles our Advisor to receive certain incentive distributions from net proceeds from the sale of our properties after our stockholders have received their invested capital, as defined in our Operating Partnership Agreement, plus an 8.0% return on such invested capital.

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

On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the boards of directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

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

Our plan of liquidation gives our board of directors the authority to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined by our board of directors. As previously approved by the stockholders in our plan of liquidation, if we cannot sell our assets and pay our liabilities within 24 months of our stockholders’ approval of our plan of liquidation (that is, February 27, 2008), or if our board of directors and the special committee determines that it is otherwise advisable to do so, we may transfer and assign our assets and liabilities to a liquidating trust. On October 29, 2007, our board of directors approved the transfer and assignment of our assets and liabilities to a liquidating trust, which we expect will be completed by February 27, 2008. Upon the transfer of our assets and liabilities to a liquidating trust, each share of our common stock outstanding will be converted automatically into a beneficial interest in the liquidating trust. Although we can provide no assurances, we currently expect to sell all of our assets by March 31, 2008 and anticipate completing our plan of liquidation by June 30, 2008. We expect to continue to qualify as a REIT until such time as our assets and liabilities are transferred and assigned to a liquidating trust. As part of our compliance with the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, we will have to provide management’s assessment of our internal control over financial reporting as of December 31, 2007. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005 and for all periods subsequent to December 31, 2005.

3.	Summary of Significant Accounting Policies

Our interim unaudited condensed consolidated financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. The following accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying interim unaudited condensed consolidated financial statements.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting effective December 31, 2005, in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2006 Annual Report on Form 10-K, as filed with the SEC.

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

Liquidation Basis of Accounting

As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005, and for all periods subsequent to December 31, 2005. Accordingly, all assets were adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenant-in-common, or TIC, investors were offset against the respective properties. The valuation of real estate held for sale and investment in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows there from, operations may differ materially from amounts estimated. These amounts are presented in the accompanying condensed consolidated statements of net assets. The net assets represent the estimated liquidation value of our assets available to our stockholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. If we have not liquidated our company prior to the required adoption of SFAS No. 159, we will adopt SFAS No. 159 on January 1, 2008. SFAS No. 159 will not have a material effect on our consolidated financial statements.

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

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

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

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the nine months ended September 30, 2007 is as follows:

	December 31,	Cash Payments	Change in	September 30,
	2006	and (Receipts)	Estimates	2007
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$12,424,000	$(8,777,000)	$1,641,000	$5,288,000
Liabilities:
Liquidation costs	(5,291,000)	1,112,000	460,000	(3,719,000)
Capital expenditures	(4,092,000)	2,855,000	715,000	(522,000)

	(9,383,000)	3,967,000	1,175,000	(4,241,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$3,041,000	$(4,810,000)	$2,816,000	$1,047,000

5.	Net Assets in Liquidation

Net assets in liquidation decreased $4,311,000, or $0.10 per share, during the three months ended September 30, 2007. The primary reason for the decrease in our net assets was a decrease in real estate assets of $89,936,000, or $2.05 per share, offset by an increase in cash and cash equivalents of $40,968,000, or $0.93 per share, and a decrease in mortgage loans payable of $44,696,000, or $1.02 per share. The overall decrease in real estate assets during the three months ended September 30, 2007 includes: (i) a decrease of $88,223,000, or $2.01 per share, due to the sale of our Opus Plaza at Ken Caryl, Madrona Buildings, North Pointe Corporate Center and Eaton Freeway Industrial Park properties; (ii) a decrease of $967,000, or $0.02 per share, as a result of the anticipated sale of our Bay View Plaza property which closed on November 6, 2007; and (iii) a decrease of $861,000, or $0.02 per share, in the expected liquidation value of certain other properties; offset by an increase in the liquidation value of $115,000, or less than $0.01 per share, from the Congress Center property, our unconsolidated property, as a result of the principal payments made on the mortgage loan. The increase in cash and cash equivalents during the three months ended September 30, 2007 was primarily due to the net proceeds of $42,931,000, or $0.98 per share, received from the sale of our Opus Plaza at Ken Caryl, Madrona Buildings, North Pointe Corporate Center and Eaton Freeway Industrial Park properties. The decrease in mortgage loans payable during the three months ended September 30, 2007 was primarily due to the sale of our Opus Plaza at Ken Caryl, Madrona Buildings and Eaton Freeway Industrial Park properties.

Net assets in liquidation decreased $11,325,000, or $0.26 per share, during the three months ended September 30, 2006. The primary reason for the decrease in our net assets was a decrease in the value of real estate assets of $264,289,000, or $6.02 per share, offset by an increase in cash and cash equivalents of $156,331,000, or $3.56 per share, an increase in accounts receivable of $26,943,000, or $0.61 per share, and decreases in mortgage loans payable of $70,077,000, or $1.60 per share. The overall decrease in the value of real estate assets during the three months ended September 30, 2006 includes: (i) a decrease of $259,016,000, or $5.90 per share, due to the sale of our 600 B Street, Hawthorne Plaza and AmberOaks properties; (ii) a decrease of $924,000, or $0.02 per share, as a result of the anticipated sale of our Brunswig Square property which closed on October 6, 2006; (iii) a decrease of $3,317,000, or $0.08 per share, in the anticipated sales

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

prices of our Atrium Building, Gemini Plaza and One World Trade Center properties pursuant to executed purchase and sale agreements; and (iv) a decrease of $4,326,000, or $0.10 per share, in the expected liquidation value of certain other properties; offset by: (a) an increase of $1,605,000, or $0.04 per share, as a result of the anticipated sale of our Centerpoint Corporate Park property which closed on October 17, 2006; (b) an increase of $558,000, or $0.01 per share, in the anticipated sales price of our Public Ledger property pursuant to an executed purchase and sale agreement; and (c) an increase of $1,131,000, or $0.03 per share, in the expected liquidation value of certain other properties. The increase in cash and cash equivalents is primarily due to the $159,991,000, or $3.64 per share, in net proceeds received on the sale of our 600 B Street and Hawthorne Plaza properties which closed on July 18, 2006 and September 14, 2006, respectively. The increase in accounts receivable is primarily due to the net proceeds receivable on the sale of our AmberOaks property on September 29, 2006. The decrease in mortgage loans payable is primarily due to the sale of our Hawthorne Plaza and AmberOaks properties during the three months ended September 30, 2006.

Net assets in liquidation decreased $141,331,000, or $3.22 per share, during the nine months ended September 30, 2007. The primary reasons for the decrease in our net assets were a decrease in real estate assets of $333,390,000, or $7.59 per share, a decrease in cash and cash equivalents of $3,854,000, or $0.09 per share, and a decrease in restricted cash of $6,909,000, or $0.16 per share, offset by a decrease in mortgage loans payable of $201,400,000, or $4.59 per share. The overall decrease in real estate assets during the nine months ended September 30, 2007 includes: (i) a decrease of $332,128,000, or $7.56 per share, due to the sale of our Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street, North Belt Corporate Center, Opus Plaza at Ken Caryl, Madrona Buildings, North Pointe Corporate Center and Eaton Freeway Industrial Park properties; (ii) a decrease of $967,000, or $0.02 per share, as a result of the anticipated sale of our Bay View Plaza property which closed on November 6, 2007; and (iii) a decrease of $1,512,000, or $0.04 per share, in the expected liquidation value of certain other properties; offset by: (a) an increase in the liquidation value of $360,000, or $0.01 per share, from the Congress Center property, our unconsolidated property, as a result of the principal payments made on the mortgage loan and (b) an increase of $857,000, or $0.02 per share, in the expected liquidation value of certain other properties. The decrease in cash and cash equivalents during the nine months ended September 30, 2007 was primarily due to the distributions to stockholders of approximately $142,714,000, or $3.25 per share, offset by net proceeds of $136,006,000, or $3.10 per share, received on the sale of our Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street, North Belt Corporate Center, Opus Plaza at Ken Caryl, Madrona Buildings, North Pointe Corporate Center and Eaton Freeway Industrial Park properties. The decrease in restricted cash during the nine months ended September 30, 2007 was primarily due to the return of lender required reserves in conjunction with the sales of our properties. The decrease in mortgage loans payable during the nine months ended September 30, 2007 was primarily due to the sale of our Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street, North Belt Corporate Center, Opus Plaza at Ken Caryl, Madrona Buildings and Eaton Freeway Industrial Park properties and the payoff of the mortgage loan at our Sutter Square Galleria property.

Net assets in liquidation increased $8,734,000, or $0.20 per share, during the nine months ended September 30, 2006. The primary reason for the increase in our net assets was an increase in cash and cash equivalents of $154,370,000, or $3.51 per share, an increase in accounts receivable of $26,628,000, or $0.61 per share, and a decrease in mortgage loans payable of $70,709,000, or $1.61 per share, offset by a decrease in the value of real estate assets of $232,242,000, or $5.29 per share, a decrease in restricted cash of $2,475,000, or $0.06 per share, and a decrease in investment in marketable securities of $7,617,000, or $0.17 per share. The increase in cash and cash equivalents is primarily due to the proceeds received on the sale of our 600 B Street and Hawthorne Plaza properties which closed on July 18, 2006 and September 14, 2006, respectively. The increase in accounts receivable is primarily due to the net proceeds receivable on the sale of our AmberOaks property on September 29, 2006. The decrease in mortgage loans payable is primarily due to

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

the sale of our Hawthorne Plaza and AmberOaks properties during the nine months ended September 30, 2006. The overall decrease in the value of real estate assets during the nine months ended September 30, 2006 includes: (i) a decrease of $233,034,000, or $5.31 per share, due to the sale of our 600 B Street, Hawthorne Plaza and AmberOaks properties during the three months ended September 30, 2006; (ii) a decrease of $2,062,000, or $0.05 per share, as a result of the anticipated sale of our Brunswig Square property which closed on October 6, 2006; (iii) decreases of $3,317,000, or $0.08 per share, in the anticipated sales prices of our Atrium Building, Gemini Plaza and One World Trade Center properties pursuant to executed purchase and sale agreements; and (iv) a decrease of $15,838,000, or $0.36 per share, in the expected liquidation values of certain other properties; offset by (a) an increase of $17,173,000, or $0.39 per share, as a result of the anticipated sale of our Centerpoint Corporate Park property which closed on October 17, 2006; (b) an increase of $3,705,000, or $0.09 per share, in the anticipated sales price of our Department of Children and Family Campus and Public Ledger property pursuant to executed purchase and sale agreements; and (c) an increase of $1,131,000, or $0.03 per share, in the expected liquidation value of certain other properties.

The net assets in liquidation of $147,408,000 as of September 30, 2007, plus the cumulative liquidating distributions to our stockholders of approximately $335,496,000 through September 30, 2007 would result in liquidation distributions per share of approximately $11.00. These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

6.	Real Estate Investments

Our real estate investments are comprised of consolidated properties and an investment in unconsolidated real estate. As of September 30, 2007 and December 31, 2006, all of our consolidated properties are considered held for sale in accordance with our plan of liquidation.

We had the following dispositions during the nine months ended September 30, 2007 and 2006:

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

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

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

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

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

Eaton Freeway Industrial Park — Phoenix, Arizona

On September 14, 2007, we sold our Eaton Freeway Industrial Park property located in Phoenix, Arizona to GD Eaton Freeway, LLC, an unaffiliated third party, for a sales price of $7,825,000. Our net cash proceeds were $2,326,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $117,000, or 1.5% of the sales price was paid to our Advisor and its affiliate and a sales commission of $235,000, or 3.0% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, our net assets available in liquidation as of the sales date decreased by approximately $555,000 as a result of the sale.

North Pointe Corporate Center — Sacramento, California

On September 14, 2007, we sold our North Pointe Corporate Center property located in Sacramento, California to Amstar-34, LLC, an unaffiliated third party, for a sales price of $23,750,000. Our net cash proceeds were $23,007,000 after payment of closing costs and other transaction expenses. A property disposition fee of $356,000, or 1.5% of the sales price was paid to our Advisor and its affiliate and a sales commission of $285,000, or 1.2% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, our net assets available in liquidation as of the sales date decreased by approximately $1,513,000 as a result of the sale.

Termination of Property Under Contract

On August 8, 2007, we entered into an agreement, as amended, to sell our Sutter Square Galleria property, located in Sacramento, California, to an unaffiliated third party for a sales price of $7,500,000. On September 21, 2007, the agreement, as amended, was terminated.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Dispositions in 2006

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

Restricted cash is comprised of credit enhancements and impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements. As of September 30, 2007 and December 31, 2006, we had restricted cash of $1,646,000 and $8,555,000, respectively.

8.	Mortgage Loans Payable

As of September 30, 2007, we had secured mortgage loans outstanding on two of our consolidated properties, representing aggregate indebtedness in the principal amount of $29,728,000 ($24,436,000 on a liquidation basis) consisting of all variable rate debt at a weighted-average interest rate of 8.30% per annum. As of December 31, 2006, we had secured mortgage loans outstanding on 11 of our consolidated properties, representing aggregate indebtedness in the principal amount of $238,010,000 ($225,836,000 on a liquidation basis) consisting of $196,321,000 on a liquidation basis, or 86.9%, of fixed rate debt at a weighted-average

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

interest rate of 5.32% per annum and $29,515,000 on a liquidation basis, or 13.1%, variable rate debt at a weighted-average interest rate of 7.86% per annum. As of September 30, 2007 and December 31, 2006, the effective interest rates on mortgage loans ranged from 7.39% to 8.57% per annum and 5.18% to 8.22% per annum, respectively, and the weighted-average effective interest rate was 8.30% and 5.65% per annum, respectively. The loans mature at various dates through January 2009.

As of September 30, 2007 and December 31, 2006, we have adjusted the carrying values of the outstanding mortgage loans payable to the estimated settlement amount in the condensed consolidated statements of net assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the properties that are not wholly owned by us.

Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of September 30, 2007, we were in compliance with such covenants.

Derivatives are recognized as either assets or liabilities in the condensed consolidated statements of net assets and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change. We did not have any derivative financial instruments as of September 30, 2007 or December 31, 2006.

9.	Minority Interests

Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of September 30, 2007, amounted to a 21.5% and 2.3% interest in Western Place I & II and Bay View Plaza, respectively. In accordance with the adoption of our plan of liquidation, we applied the minority interest liability of $1,392,000 and $5,349,000 as of September 30, 2007 and December 31, 2006, respectively, against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets.

We currently have the right to purchase all or any portion of the outstanding undivided TIC interests in Bay View Plaza or Western Place I & II at fair market value. However, we do not intend to acquire any portion of the outstanding undivided TIC interests as we are currently focused on liquidating our remaining assets and liabilities.

As of September 30, 2007, the TICs at our Bay View Plaza property have received distributions of $19,000 while we have not received our pro rata share of such distributions. Upon the sale of our Bay View Plaza property on November 6, 2007, we reconciled the payment of distributions to TICs and received $696,000 in amounts owed to us at closing.

10.	Stockholders’ Equity

Common Stock

As of September 30, 2007 and December 31, 2006, 43,920,000 shares of our common stock were outstanding. For the nine months ended September 30, 2007 and 2006, we declared distributions of $142,714,000 and $24,705,000, respectively. We had distributions payable of $851,000 and $0 as of

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

September 30, 2007 and December 31, 2006, respectively, which is included in “Accounts payable and accrued liabilities” on our condensed consolidated statement of net assets.

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

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

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

As of September 30, 2007 and December 31, 2006, there were 55,000 restricted shares of common stock granted. Restricted shares vested at 20.0% per year on each of the first through fifth anniversaries of the grant date, or sooner upon a change of control of our company. Compensation expense related to the restricted stock awards under the 2004 Plan was recorded over the related vesting periods based on the fair value of the underlying awards. The 2004 Plan was terminated upon approval of our plan of liquidation by stockholders at the Special Meeting of Stockholders held on February 27, 2006 and all outstanding restricted shares became fully vested.

Under the liquidation basis of accounting, the accelerated vesting of the restricted shares did not change the net assets available for liquidation. In addition, the forfeitures of all the outstanding vested and unvested stock options did not change net assets available for liquidation. SFAS No. 123(R), Share-Based Payment, did not have any impact on the net assets in liquidation during the nine months ended September 30, 2007 or 2006.

11.	Related Party Transactions

Advisory Agreement

Advisory Fees

The Advisory Agreement between our Advisor and us expired on July 22, 2005. Based on the adoption of our plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services deemed appropriate by our board of directors. Our Advisor is affiliated with us in that we and our Advisor have common officers and a common director, some of whom also own an equity interest in our Advisor. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined, or 25.0% of net income for the previous four quarters, as defined. As of September 30, 2007 and 2006, such reimbursement had not exceeded these limitations. For the three months ended September 30, 2007 and 2006, we reimbursed our Advisor for expenses of $568,000 and $666,000, respectively, related to our operations. For the nine months ended September 30, 2007 and 2006, we reimbursed our Advisor for expenses of $1,651,000 and $2,325,000, respectively, related to our operations.

Pursuant to the Advisory Agreement, our Advisor or its affiliate is entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Real Estate Acquisition Fee

Prior to the adoption of our plan of liquidation, our Advisor or its affiliates was entitled to a real estate acquisition fee of up to 3.0% of the purchase price of a property. We did not pay our Advisor or its affiliate any real estate acquisition fees for the three and nine months ended September 30, 2007 and 2006.

Real Estate Disposition Fee

Prior to the adoption of our plan of liquidation, our Advisor or its affiliate was entitled to a real estate disposition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to a third-party sales broker. For properties sold after the adoption of our plan of liquidation, we anticipate paying our Advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property. For the three months ended September 30, 2007 and 2006, we paid our Advisor or its affiliate $1,417,000 and $4,011,000 for real estate disposition fees. For the nine months ended September 30, 2007 and 2006, we paid our Advisor or its affiliate $5,540,000 and $4,011,000 for real estate disposition fees.

Lease Commissions

We pay our Advisor or its affiliate a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. For the three months ended September 30, 2007 and 2006, we paid our Advisor or its affiliate leasing commissions of $235,000 and $1,073,000, respectively. For the nine months ended September 30, 2007 and 2006, we paid our Advisor or its affiliate leasing commissions of $937,000 and $2,912,000, respectively.

Property Management Fees

We pay our Advisor or its affiliate a property management fee of 5.0% of the gross revenues from our properties. For the three months ended September 30, 2007 and 2006, we incurred and paid property management fees to our Advisor or its affiliate of $274,000 and $1,192,000, respectively. For the nine months ended September 30, 2007 and 2006, we incurred and paid property management fees to our Advisor or its affiliate of $1,465,000 and $3,905,000, respectively.

Incentive Distributions

Our Advisor owns non-voting incentive performance units in our Operating Partnership and is entitled to incentive distributions of operating cash flow, as defined, after our stockholders have received an 8.0% annual return on their invested capital. No incentive distributions were made to our Advisor for the three and nine months ended September 30, 2007 and 2006. In accordance with our plan of liquidation, the estimated incentive fee distribution to our Advisor is between $0 and $9,070,000. Based on the valuation of our portfolio as of September 30, 2007 and December 31, 2006, we have reserved for an estimated incentive fee distribution to our Advisor of $1,861,000 and $3,226,000, respectively.

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Retention Bonuses and Milestone Payments

In accordance with our plan of liquidation approved by our stockholders, we will pay Scott D. Peters, our Chief Executive Officer and President, and Andrea R. Biller, our Executive Vice President and Secretary, retention bonuses of $50,000 and $25,000, respectively, upon the filing of each of our annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. As of September 30, 2007, Mr. Peters and Ms. Biller have received retention bonuses of $350,000 and $175,000 from us, respectively. Additionally, Scott D. Peters and Andrea R. Biller, each were entitled to a performance-based bonus of $100,000 upon the receipt by our Advisor of net commissions aggregating $5,000,000 or more from the sale of our properties. As of September 30, 2007, Mr. Peters and Ms. Biller have received their performance-based bonuses of $100,000 each from our Advisor.

Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, our independent directors and members of our board of directors and the special committee, are entitled to receive milestone payments, if they remain a member of our board of directors and the special committee, of $25,000 on each of December 31, 2006 and December 31, 2007, as well as a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per share to our stockholders. Assuming that these directors receive the maximum amount of milestone payments, they will each receive aggregate payments of up to $100,000. As of September 30, 2007, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $25,000 each from us.

Real Estate Commissions

In August 2006, Jeffrey T. Hanson was appointed to serve as a member of the then Board of Managers and the Managing Director-Real Estate of our Advisor and the President and Chief Executive Officer of Realty. Prior to his employment with our Advisor and Realty, Mr. Hanson was employed with Grubb & Ellis. In connection with his previous employment with Grubb & Ellis, and subsequent to his employment with our Advisor and Realty, Mr. Hanson has been paid real estate commissions of approximately $309,000 relating to transactions involving properties sold by us.

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

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

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

Unconsolidated Debt

Total mortgage debt of our unconsolidated property was $96,413,000 and $97,308,000 as of September 30, 2007 and December 31, 2006, respectively. Our share of unconsolidated debt, based on our 30.0% ownership interest in the property, was $28,924,000 and $29,192,000 as of September 30, 2007 and December 31, 2006, respectively.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Advisor or its affiliates or we, along with NNN 2002 Value Fund, LLC, or our Affiliate co-owner, will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with NNN 2002 Value Fund, LLC and T REIT, Inc., or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of September 30, 2007, we have advanced $273,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage and performance covenants as well as other requirements on a combined and individual basis. As of September 30, 2007, we were in compliance with such covenants.

Other

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on our consolidated financial position and results of operations.

13.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of September 30, 2007, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of September 30, 2007, we had interests in two properties located in California which accounted for 12.1% of our total revenue, two properties located in Texas which accounted for 74.9% of our total revenue and one property located in Maryland which accounted for 13.0% of our total revenue based on contractual base rent from leases in effect as of September 30, 2007. As of September 30, 2006, we had interests in six properties located in the state of California which accounted for 41.9% of our total revenue and seven properties located in the state of Texas which accounted for 25.5%. Accordingly, there is a geographic

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

concentration of risk subject to each state’s economy. As of September 30, 2007, one of our tenants accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of
	2007 Annual	2007 Annual		Square Footage	Lease
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Expiration Date

Federal Deposit Insurance Corp. (FDIC)(2)	$5,019,000	34.0%	Pacific Place	321,000	11/30/2007

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of September 30, 2007.

(2)	We have been notified that the FDIC does not intend to renew their lease upon expiration of their current lease term on November 30, 2007.

As of September 30, 2006, none of our tenants accounted for 10.0% or more of our aggregate annual rental income.

14.	Subsequent Events

Plan of Liquidation

On October 29, 2007, our board of directors approved the transfer and assignment of our assets and liabilities to a liquidating trust, which we expect will be completed by February 27, 2008. Upon the transfer of our assets and liabilities to a liquidating trust, each share of our common stock outstanding will be converted automatically into a beneficial interest in the liquidating trust.

Real Estate Investments

Dispositions in 2007

Bay View Plaza — Alameda, California

On November 6, 2007, we sold our Bay View Plaza property located in Alameda, California, of which we owned 97.68%, to Ellis Partners LLC, an unaffiliated third party, for a sales price of $9,700,000. Our net cash proceeds were $3,828,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $146,000, or 1.5% of the sales price, was paid to our Advisor and its affiliate and a sales commission of $194,000, or 2.0% of the sales price, was also paid to Grubb & Ellis. As compared to December 31, 2006, our net assets available in liquidation as of the sales date decreased by approximately $967,000 as a result of the sale.

Mortgage Loans Payable

On November 1, 2007, the $24,000,000 secured mortgage loan with LaSalle National Bank Association, or LaSalle, on the Western Place I & II property, of which we own 78.5%, matured. We are currently in default on the mortgage loan with LaSalle and are in the process of refinancing the mortgage loan with Wachovia Bank, National Association, or Wachovia. In the event that LaSalle demands repayment in full on the

G REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

outstanding principal balance of the mortgage loan prior to the refinancing of the mortgage loan with Wachovia, we intend to payoff our portion of the mortgage loan at such date with our available operating cash.

Stockholders’ Equity

On November 9, 2007, we paid a special liquidating distribution of $43,920,000, or $1.00 per share, to our stockholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to G REIT, Inc. and its subsidiaries, including G REIT, L.P., our Operating Partnership.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of September 30, 2007 and December 31, 2006 (liquidation basis), together with the changes in net assets for the three and nine months ended September 30, 2007 and 2006 (liquidation basis).

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

Overview and Background

We were incorporated on December 18, 2001 under the laws of the Commonwealth of Virginia. On September 27, 2004, we were reincorporated in the State of Maryland in accordance with the approval of our stockholders at the 2004 Annual Meeting of Stockholders. We have been operating and intend to continue operating as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as distributions at least 90.0% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. As of September 30, 2007, we believe we were in compliance with all relevant REIT requirements.

We were incorporated to acquire, manage and invest in office, industrial and service real estate properties with a government-tenant orientation. As described below, on February 27, 2006, our stockholders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaging in an ongoing liquidation of our assets. As of September 30, 2007, we own interests in six properties, aggregating a total gross leaseable area, or GLA, of 1.6 million square feet, including interests in five consolidated and one unconsolidated office property. As of September 30, 2007, 87.4% of the GLA of the consolidated properties was leased and tenants with a government orientation occupied 49.2% of the total GLA.

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

On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the boards of directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

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

Our plan of liquidation gives our board of directors the authority to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined by our board of directors. As previously approved by the stockholders in our plan of liquidation, if we cannot sell our assets and pay our liabilities within 24 months of our stockholders’ approval of our plan of liquidation (that is, February 27, 2008), or if our board of directors and the special committee determines that it is otherwise advisable to do so, we may transfer and assign our assets and liabilities to a liquidating trust. On October 29, 2007, our board of directors approved the transfer and assignment of our assets and liabilities to a liquidating trust, which we expect will be completed by February 27, 2008. Upon the transfer of our assets and liabilities to a liquidating trust, each share of our common stock outstanding will be converted automatically into a beneficial interest in the liquidating trust. Although we can provide no assurances, we currently expect to sell all of our assets by March 31, 2008 and anticipate completing our plan of liquidation by June 30, 2008. We expect to continue to qualify as a REIT until such time as our assets and liabilities are transferred and assigned to a liquidating trust. As part of our compliance with the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, we will have to provide management’s assessment of our internal control over financial reporting as of December 31, 2007. Further, while we expect to continue to qualify as a REIT until our dissolution, no assurance can be given that we will not lose or terminate our status as a REIT. As a result of the approval of our plan of liquidation by our stockholders, we adopted the liquidation basis of accounting as of December 31, 2005 and for all periods subsequent to December 31, 2005.

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

Eaton Freeway Industrial Park — Phoenix, Arizona

On September 14, 2007, we sold our Eaton Freeway Industrial Park property located in Phoenix, Arizona to GD Eaton Freeway, LLC, an unaffiliated third party, for a sales price of $7,825,000. Our net cash proceeds were $2,326,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $117,000, or 1.5% of the sales price was paid to our Advisor and its affiliate and a sales commission of $235,000, or 3.0% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, our net assets available in liquidation as of the sales date decreased by approximately $555,000 as a result of the sale.

North Pointe Corporate Center — Sacramento, California

On September 14, 2007, we sold our North Pointe Corporate Center property located in Sacramento, California to Amstar-34, LLC, an unaffiliated third party, for a sales price of $23,750,000. Our net cash proceeds were $23,007,000 after payment of closing costs and other transaction expenses. A property disposition fee of $356,000, or 1.5% of the sales price was paid to our Advisor and its affiliate and a sales commission of $285,000, or 1.2% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, our net assets available in liquidation as of the sales date decreased by approximately $1,513,000 as a result of the sale.

Termination of Property Under Contract

On August 8, 2007, we entered into an agreement, as amended, to sell our Sutter Square Galleria property, located in Sacramento, California, to an unaffiliated third party for a sales price of $7,500,000. On September 21, 2007, the agreement, as amended, was terminated.

Dispositions in 2006

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

Scheduled Lease Expirations

As of September 30, 2007, our consolidated properties were 87.4% leased. 44.2% of the GLA expires during the remainder of 2007. Our leasing strategy for 2007 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals with the existing tenant. Of the leases expiring in 2007, we anticipate, but cannot assure, that approximately 14.1%, of the tenants will renew for another term.

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

Changes in Net Assets in Liquidation

Three and Nine Months Ended September 30, 2007 and 2006

Net assets in liquidation decreased $4,311,000, or $0.10 per share, during the three months ended September 30, 2007. The primary reason for the decrease in our net assets was a decrease in real estate assets of $89,936,000, or $2.05 per share, offset by an increase in cash and cash equivalents of $40,968,000, or $0.93 per share, and a decrease in mortgage loans payable of $44,696,000, or $1.02 per share. The overall decrease in real estate assets during the three months ended September 30, 2007 includes: (i) a decrease of $88,223,000, or $2.01 per share, due to the sale of our Opus Plaza at Ken Caryl, Madrona Buildings, North Pointe Corporate Center and Eaton Freeway Industrial Park properties; (ii) a decrease of $967,000, or $0.02 per share, as a result of the anticipated sale of our Bay View Plaza property which closed on November 6, 2007; and (iii) a decrease of $861,000, or $0.02 per share, in the expected liquidation value of certain other properties; offset by an increase in the liquidation value of $115,000, or less than $0.01 per share, from the Congress Center property, our unconsolidated property, as a result of the principal payments made on the mortgage loan. The increase in cash and cash equivalents during the three months ended September 30, 2007 was primarily due to the net proceeds of $42,931,000, or $0.98 per share, received from the sale of our Opus Plaza at Ken Caryl, Madrona Buildings, North Pointe Corporate Center and Eaton Freeway Industrial Park properties. The decrease in mortgage loans payable during the three months ended September 30, 2007 was primarily due to the sale of our Opus Plaza at Ken Caryl, Madrona Buildings and Eaton Freeway Industrial Park properties.

Net assets in liquidation decreased $11,325,000, or $0.26 per share, during the three months ended September 30, 2006. The primary reason for the decrease in our net assets was a decrease in the value of real estate assets of $264,289,000, or $6.02 per share, offset by an increase in cash and cash equivalents of $156,331,000, or $3.56 per share, an increase in accounts receivable of $26,943,000, or $0.61 per share, and decreases in mortgage loans payable of $70,077,000, or $1.60 per share. The overall decrease in the value of real estate assets during the three months ended September 30, 2006 includes: (i) a decrease of $259,016,000, or $5.90 per share, due to the sale of our 600 B Street, Hawthorne Plaza and AmberOaks properties; (ii) a decrease of $924,000, or $0.02 per share, as a result of the anticipated sale of our Brunswig Square property which closed on October 6, 2006; (iii) a decrease of $3,317,000, or $0.08 per share, in the anticipated sales prices of our Atrium Building, Gemini Plaza and One World Trade Center properties pursuant to executed purchase and sale agreements; and (iv) a decrease of $4,326,000, or $0.10 per share, in the expected liquidation value of certain other properties; offset by: (a) an increase of $1,605,000, or $0.04 per share, as a result of the anticipated sale of our Centerpoint Corporate Park property which closed on October 17, 2006; (b) an increase of $558,000, or $0.01 per share, in the anticipated sales price of our Public Ledger property pursuant to an executed purchase and sale agreement; and (c) an increase of $1,131,000, or $0.03 per share, in the expected liquidation value of certain other properties. The increase in cash and cash equivalents is primarily due to the $159,991,000, or $3.64 per share, in net proceeds received on the sale of our 600 B Street and Hawthorne Plaza properties which closed on July 18, 2006 and September 14, 2006, respectively. The increase in accounts receivable is primarily due to the net proceeds receivable on the sale of our AmberOaks property on September 29, 2006. The decrease in mortgage loans payable is primarily due to the sale of our Hawthorne Plaza and AmberOaks properties during the three months ended September 30, 2006.

Net assets in liquidation decreased $141,331,000, or $3.22 per share, during the nine months ended September 30, 2007. The primary reasons for the decrease in our net assets were a decrease in real estate assets of $333,390,000, or $7.59 per share, a decrease in cash and cash equivalents of $3,854,000, or $0.09 per share, and a decrease in restricted cash of $6,909,000, or $0.16 per share, offset by a decrease in mortgage loans payable of $201,400,000, or $4.59 per share. The overall decrease in real estate assets during the nine months ended September 30, 2007 includes: (i) a decrease of $332,128,000, or $7.56 per share, due to the sale of our Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street, North Belt Corporate Center, Opus Plaza at Ken Caryl, Madrona Buildings, North Pointe Corporate Center and Eaton Freeway Industrial Park properties; (ii) a decrease of $967,000, or $0.02 per share, as a result of the anticipated sale of our Bay View Plaza property which closed on November 6, 2007; and (iii) a decrease of $1,512,000, or $0.04 per share, in the expected liquidation value of certain other properties; offset by: (a) an increase in the liquidation value of $360,000, or $0.01 per share, from the Congress Center property, our unconsolidated property, as a result of the principal payments made on the mortgage loan and (b) an increase of $857,000, or $0.02 per share, in the expected liquidation value of certain other properties. The decrease in cash and cash equivalents during the nine months ended September 30, 2007 was primarily due to the distributions to stockholders of approximately $142,714,000, or $3.25 per share, offset by net proceeds of $136,006,000, or $3.10 per share, received on the sale of our Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street, North Belt Corporate Center, Opus Plaza at Ken Caryl, Madrona Buildings, North Pointe Corporate Center and Eaton Freeway Industrial Park properties. The decrease in restricted cash during the nine months ended September 30, 2007 was primarily due to the return of lender required reserves in conjunction with the sales of our properties. The decrease in mortgage loans payable during the nine months ended September 30, 2007 was primarily due to the sale of our Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street, North Belt Corporate Center, Opus Plaza at Ken Caryl, Madrona Buildings and Eaton Freeway Industrial Park properties and the payoff of the mortgage loan at our Sutter Square Galleria property.

Net assets in liquidation increased $8,734,000, or $0.20 per share, during the nine months ended September 30, 2006. The primary reason for the increase in our net assets was an increase in cash and cash equivalents of $154,370,000, or $3.51 per share, an increase in accounts receivable of $26,628,000, or $0.61 per share, and a decrease in mortgage loans payable of $70,709,000, or $1.61 per share, offset by a decrease in the value of real estate assets of $232,242,000, or $5.29 per share, a decrease in restricted cash of $2,475,000, or $0.06 per share, and a decrease in investment in marketable securities of $7,617,000, or $0.17 per share. The increase in cash and cash equivalents is primarily due to the proceeds received on the sale of our 600 B Street and Hawthorne Plaza properties which closed on July 18, 2006 and September 14, 2006, respectively. The increase in accounts receivable is primarily due to the net proceeds receivable on the sale of our AmberOaks property on September 29, 2006. The decrease in mortgage loans payable is primarily due to the sale of our Hawthorne Plaza and AmberOaks properties during the nine months ended September 30, 2006. The overall decrease in the value of real estate assets during the nine months ended September 30, 2006 includes: (i) a decrease of $233,034,000, or $5.31 per share, due to the sale of our 600 B Street, Hawthorne Plaza and AmberOaks properties during the three months ended September 30, 2006; (ii) a decrease of $2,062,000, or $0.05 per share, as a result of the anticipated sale of our Brunswig Square property which closed on October 6, 2006; (iii) decreases of $3,317,000, or $0.08 per share, in the anticipated sales prices of our Atrium Building, Gemini Plaza and One World Trade Center properties pursuant to executed purchase and sale agreements; and (iv) a decrease of $15,838,000, or $0.36 per share, in the expected liquidation values of certain other properties; offset by (a) an increase of $17,173,000, or $0.39 per share, as a result of the anticipated sale of our Centerpoint Corporate Park property which closed on October 17, 2006; (b) an increase of $3,705,000, or $0.09 per share, in the anticipated sales price of our Department of Children and Family Campus and Public Ledger property pursuant to executed purchase and sale agreements; and (c) an increase of $1,131,000, or $0.03 per share, in the expected liquidation value of certain other properties.

The net assets in liquidation of $147,408,000 as of September 30, 2007, plus the cumulative liquidating distributions to our stockholders of approximately $335,496,000 through September 30, 2007 would result in liquidation distributions per share of approximately $11.00. These estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows

Liquidity and Capital Resources

As of September 30, 2007, our total assets and net assets in liquidation were $178,474,000, or $4.06 per share, and $147,408,000, or $3.36 per share, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with the plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

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

Our plan of liquidation gives our board of directors the authority to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders as determined at the discretion of our board of directors. As previously approved by the stockholders in our plan of liquidation, if we cannot sell our assets and pay our liabilities within 24 months of our stockholders’ approval of our plan of liquidation (that is, February 27, 2008), or if our board of directors and the special committee determines that it is otherwise advisable to do so, we may transfer and assign our assets and liabilities to a liquidating trust. On October 29, 2007, our board of directors approved the transfer and assignment of our assets and liabilities to a liquidating trust, which we expect will be completed by February 27, 2008. Upon the transfer of our assets and liabilities to a liquidating trust, each share of our common stock outstanding will be converted automatically into a beneficial interest in the liquidating trust. Although we can provide no assurances, we currently expect to sell all of our assets by March 31, 2008 and anticipate completing our plan of liquidation by June 30, 2008.

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

Debt Financing

Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of September 30, 2007, we were in compliance with such covenants.

On November 1, 2007, the $24,000,000 secured mortgage loan with LaSalle National Bank Association, or LaSalle, on the Western Place I & II property, of which we own 78.5%, matured. We are currently in default on the mortgage loan with LaSalle and are in the process of refinancing the mortgage loan with Wachovia Bank, National Association, or Wachovia. In the event that LaSalle demands repayment in full on the outstanding principal balance of the mortgage loan prior to the refinancing of the mortgage loan with Wachovia, we intend to payoff our portion of the mortgage loan at such date with our available operating cash.

The composition of our aggregate debt balances as of September 30, 2007 and December 31, 2006 (liquidation basis), were as follows:

			Weighted-Average
	Total Debt		Interest Rate
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
	(Liquidation Basis)

Mortgage debt	$24,436,000	$225,836,000	8.30%	5.65%
Fixed rate and variable rate
Fixed rate	$—	$196,321,000	—	5.32%
Variable rate	$24,436,000	$29,515,000	8.30%	7.86%

As of September 30, 2007 interest payments on all of our debt is variable and our debt is exposed to fluctuations on the one-month LIBOR rate.

We have restricted cash balances of $1,646,000 as of September 30, 2007, that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

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

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We declared distributions to our stockholders in the aggregate amount of $142,714,000, or $3.25 per share, during the nine months ended September 30, 2007. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties. Since the approval of our plan of liquidation, we have paid three special liquidating distributions as follows: (i) in October 2006 we paid $171,289,000, or $3.90 per share; (ii) in April 2007 we paid $131,761,000, or $3.00 per share; and (iii) in November 2007 we paid $43,920,000, or $1.00 per share for a total of $7.90 per share being paid to date in special liquidating distributions. In addition, we have paid regular monthly liquidating distributions from May 2006 through September 2007 totaling $32,446,000, or $0.74 per share, to our stockholders. The regular monthly liquidating distributions are based on an annualized rate of 7.50% on: (i) a $10.00 per share value from May 2006 through October 2006; (ii) a remaining $6.10 per share value from November 2006 to April 2007; (iii) a remaining $3.10 per share value from May 2007 to November 2007; and (iv) a remaining $2.10 per share value beginning in December 2007. While the plan of liquidation provided that regular monthly distributions would terminate following the payment of liquidating distributions totaling $150,000,000, our board of directors has determined to continue to pay regular monthly distributions at an annualized rate of 7.50% on the share value remaining of $2.10. Our board of directors will continue to evaluate the payment of regular monthly liquidating distributions on an on-going basis as more properties are sold and additional special liquidating distributions are paid to stockholders. We expect to satisfy the REIT distribution requirements through any liquidating distributions made pursuant to our plan of liquidation. Each distribution payment will be subject to the availability of cash and the discretion of our board of directors.

As of September 30, 2007, we estimate that we will have $4,241,000 of commitments and expenditures during the liquidation period comprised of the following: $3,719,000 of liquidation costs and $522,000 of capital expenditures. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.

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

In accordance with our plan of liquidation, we anticipate our source for the payment of distributions to be primarily from the net proceeds from the sale of our properties and funds from operating activities. We will require an estimated $522,000 through the completion of our plan of liquidation which we anticipate completing by June 30, 2008 for capital expenditures, including, without limitation, tenant and/or capital improvements and lease commissions. We intend to use proceeds from the sale of properties to provide funds to the extent the reserves on deposit with the lender of $1,646,000 as of September 30, 2007, are not sufficient or cannot be used for these expenditures.

Distributions payable to our stockholders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a stockholder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Financing

Total debt decreased as a result of the sale of eight properties during the nine months ended September 30, 2007 that had mortgage debt that was paid off upon sale of the property and the payoff of the mortgage loan at our Sutter Square Galleria property in May 2007. As of September 30, 2007 and December 31, 2006, our mortgage loans payable balances, including mortgage loans payable secured by property held for sale, were $24,436,000 and $225,836,000, respectively.

As of September 30, 2007 and December 31, 2006, we had $72,958,000 and $76,812,000 in cash and cash equivalents, respectively. In addition, we had restricted cash balances of $1,646,000 and $8,555,000 as of September 30, 2007 and December 31, 2006, respectively, that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

Unconsolidated Debt

Total mortgage debt of our unconsolidated property was $96,413,000 and $97,308,000 as of September 30, 2007 and December 31, 2006, respectively. Our share of unconsolidated debt, based on our 30.0% ownership interest in the property, was $28,924,000 and $29,192,000 as of September 30, 2007 and December 31, 2006, respectively.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Advisor or its affiliates or we, along with NNN 2002 Value Fund, LLC, or our Affiliate co-owner, will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with NNN 2002 Value Fund, LLC and T REIT, Inc., or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of September 30, 2007, we have advanced $273,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

Certain properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage and performance covenants as well as other requirements on a combined and individual basis. As of September 30, 2007, we were in compliance with such covenants.

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on outstanding indebtedness, which includes mortgages on six of our properties. As of September 30, 2007, two of our properties were subject to existing mortgages, including mortgage loans payable secured by property held for sale, which had an aggregate principal amount outstanding of $29,728,000 ($24,436,000 liquidation basis). As of September 30, 2007 all of our debt consisted of variable rate debt at a weighted-average interest rate of 8.30% per annum.

On November 1, 2007, the $24,000,000 secured mortgage loan with LaSalle National Bank Association, or LaSalle, on the Western Place I & II property, of which we own 78.5%, matured. We are currently in default on our mortgage loan with LaSalle and are in the process of refinancing the mortgage loan with Wachovia Bank, National Association, or Wachovia. In the event that LaSalle demands repayment in full on the outstanding principal balance of the mortgage loan prior to the refinancing of the mortgage loan with Wachovia, we intend to payoff our portion of the mortgage loan at such date with our available operating cash.

Contractual Obligations

The following table provides information with respect to the maturities, including scheduled principal repayments of our secured debt, as well as scheduled interest payments of our fixed and variable rate debt as of September 30, 2007. It also provides information about the minimum commitments due in connection with our ground lease obligations as of September 30, 2007. The table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2007)	(2008-2009)	(2010-2011)	(After 2011)	Total

Principal payments — variable rate debt	$18,868,000	$5,568,000	$—	$—	$24,436,000
Interest payments — variable rate debt (based on rate in effect as of September 30, 2007)	919,000	430,000	—	—	1,349,000
Ground lease obligations(1)	—	—	—	—	—
Tenant improvement and lease commission obligations	822,000	—	—	—	822,000

Total	$20,609,000	$5,998,000	$—	$—	$26,607,000

(1)	The Sutter Square Galleria property is subject to a ground lease expiring in 2040 with one ten-year option period thereafter. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement.

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

Subsequent Events

Plan of Liquidation

On October 29, 2007, our board of directors approved the transfer and assignment of our assets and liabilities to a liquidating trust, which we expect will be completed by February 27, 2008. Upon the transfer of our assets and liabilities to a liquidating trust, each share of our common stock outstanding will be converted automatically into a beneficial interest in the liquidating trust.

Real Estate Investments

Dispositions in 2007

Bay View Plaza — Alameda, California

On November 6, 2007, we sold our Bay View Plaza property located in Alameda, California, of which we owned 97.68%, to Ellis Partners LLC, an unaffiliated third party, for a sales price of $9,700,000. Our net cash proceeds were $3,828,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $146,000, or 1.5% of the sales price, was paid to our Advisor and its affiliate and a sales commission of $194,000, or 2.0% of the sales price, was also paid to Grubb & Ellis. As compared to December 31, 2006, our net assets available in liquidation as of the sales date decreased by approximately $967,000 as a result of the sale.

Mortgage Loans Payable

On November 1, 2007, the $24,000,000 secured mortgage loan with LaSalle National Bank Association, or LaSalle, on the Western Place I & II property, of which we own 78.5%, matured. We are currently in default on the mortgage loan with LaSalle and are in the process of refinancing the mortgage loan with Wachovia Bank, National Association, or Wachovia. In the event that LaSalle demands repayment in full on the outstanding principal balance of the mortgage loan prior to the refinancing of the mortgage loan with Wachovia, we intend to payoff our portion of the mortgage loan at such date with our available operating cash.

Stockholders’ Equity

On November 9, 2007, we paid a special liquidating distribution of $43,920,000, or $1.00 per share, to our stockholders.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. If we have not liquidated our company prior to the required adoption of SFAS No. 159, we will adopt SFAS No. 159 on January 1, 2008. SFAS No. 159 will not have a material effect on our consolidated financial statements.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of September 30, 2007 (on a liquidation basis), the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt	$—	$—	$—	$—	$—	$—	$—
Average interest rate on maturing debt	—	—	—	—	—	—	—
Variable rate debt	$18,868,000	$115,000	$5,453,000	$—	$—	$—	$24,436,000
Average interest rate on maturing debt (based on rate in effect as of September 30, 2007)	8.56%	7.39%	7.39%	—	—	—	8.30%

The weighted-average interest rate of our mortgage debt as of September 30, 2007, was 8.30% per annum. As of September 30, 2007, our mortgage debt consisted of $24,436,000, or 100.0%, of the total debt at a variable interest rate of 8.30% per annum. An increase in the variable interest rate on certain mortgage loans payable constitutes a market risk. As of September 30, 2007, for example a 0.50% increase in LIBOR would have increased our overall annual interest expense thereby decreasing our overall net assets by $122,000, or less than 0.08%.

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

Attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Accounting Officer required in accordance with Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

As of September 30, 2007, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

G REIT, INC. (Registrant)

November 9, 2007	By:	/s/ SCOTT D. PETERS

Date		Scott D. Peters Chief Executive Officer and President (principal executive officer)

November 9, 2007	By:	/s/ COURTNEY A. BROWER

Date		Courtney A. Brower Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

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