Form 10-K
period 2007-12-31
G REIT Liquidating Trust
filed 2008-03-24
CIK 1164246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-50261*

G REIT Liquidating Trust
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	26-6199755 (I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California 92705 (Address of principal executive offices)	92705 (zip code)

Registrant’s telephone number, including area code: (714) 667-8252

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock*
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*
Yes ☐     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*
Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.*
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of common stock held by non-affiliates of G REIT, Inc. was approximately $43,920,000 (based on the price for which each share was sold).* No established market exists for the registrant’s shares of common stock.

As of March 24, 2008, there were 43,920,000 units of beneficial interest in G REIT Liquidating Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

*	G REIT Liquidating Trust is the transferee of the assets and liabilities of G REIT, Inc., and files reports under the Commission file number for G REIT, Inc. G REIT, Inc. filed a Form 15 on January 28, 2008, indicating its notice of termination of registration and filing requirements.

PART I

Item 1.	Business.

The use of the words “we,” “us” or “our” refers to G REIT Liquidating Trust and its subsidiaries, except where the context otherwise requires.

Overview

We were organized on January 22, 2008, as a liquidating trust pursuant to a plan of liquidation of G REIT, Inc., or G REIT. On January 28, 2008, in accordance with the Agreement and Declaration of Trust, or the Liquidating Trust Agreement, by and between G REIT and each of its directors, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, or our Trustees, G REIT transferred its then remaining assets and liabilities to us. Upon the transfer of the assets and liabilities to us, each stockholder of G REIT as of January 22, 2008, or the Record Date, automatically became the holder of one unit of beneficial interest, or a unit, in G REIT Liquidating Trust for each share of G REIT common stock then currently held of record by such stockholder. Our purpose is to wind up the affairs of G REIT by liquidating its remaining assets, distributing the proceeds from the liquidation of the remaining assets to the holders of units, each a beneficiary and, collectively, the beneficiaries, and paying all liabilities, costs and expenses of G REIT and G REIT Liquidating Trust.

G REIT was incorporated on December 18, 2001, under the laws of the Commonwealth of Virginia and qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. On September 27, 2004, G REIT was reincorporated in the State of Maryland in accordance with the approval of its stockholders at its 2004 Annual Meeting of Stockholders. G REIT was originally formed to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. G REIT was formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. In 2005, as a result of (i) then current market conditions, (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act), and (iii) the possible need to reduce monthly distributions, the G REIT board of directors determined that a liquidation would provide G REIT’s stockholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered.

As described below, on February 27, 2006, G REIT’s stockholders approved a plan of liquidation and the eventual dissolution of G REIT. Accordingly, G REIT has been engaged in an ongoing liquidation of its assets. As of December 31, 2007, G REIT owned interests in five properties aggregating a total gross leaseable area, or GLA, of 1.5 million square feet, comprised of interests in four consolidated office properties, or the consolidated properties, and one unconsolidated office property, or the unconsolidated property. As of December 31, 2007, approximately 57.2% of the total GLA of G REIT’s consolidated properties was leased and governmental related entities occupied approximately 18.1% of the total GLA. On January 28, 2008, G REIT transferred its interests in the five properties to us pursuant to the Liquidating Trust Agreement. On March 12, 2008, we sold one of the consolidated properties, Pax River Office Park located in Lexington Park, Maryland, which comprised 17.5% of G REIT’s GLA as of December 31, 2007. Following the sale of this property, we held interests in three remaining consolidated properties and the unconsolidated property, which we refer to collectively as the “remaining assets.” For more information relating to the consolidated and unconsolidated properties, see Item 2. Properties.

Liquidation of G REIT, Inc.

On December 19, 2005, the board of directors of G REIT approved a plan of liquidation which was thereafter approved by stockholders of G REIT at the Special Meeting of Stockholders held on February 27, 2006. The G REIT plan of liquidation, or the plan of liquidation, contemplates the orderly sale of all of G REIT’s assets, the payment of its liabilities, the winding up of operations and the dissolution of G REIT.

G REIT engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with the plan of liquidation, including rendering opinions as to whether G REIT’s net real estate liquidation value range estimate and estimated per share distribution range were reasonable. In December 2005, Stanger opined that G REIT’s net real estate liquidation value range estimate and estimated per share distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated by G REIT or reflected in Stanger’s opinion.

The plan of liquidation granted G REIT’s board of directors the power to sell any and all of its assets without further approval by its stockholders and provided that liquidating distributions be made to its stockholders as determined by G REIT’s board of directors. The plan of liquidation also provided for the transfer of G REIT’s remaining assets and liabilities to a liquidating trust if G REIT was unable to sell its assets and pay its liabilities within 24 months of its stockholders’ approval of the plan of liquidation (which was February 27, 2008). On October 29, 2007, G REIT’s board of directors approved the transfer of G REIT’s assets and liabilities to G REIT Liquidating Trust.

On January 22, 2008, G REIT and our Trustees, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, the independent directors of G REIT, entered into the Liquidating Trust Agreement in connection with our formation. Gary T. Wescombe, the chairman of the G REIT board of directors was appointed the chairman of the Trustees. On January 28, 2008, G REIT transferred its remaining assets to, and its remaining liabilities were assumed by, us in accordance with the plan of liquidation and the Liquidating Trust Agreement. In connection with the transfer of assets to, and assumption of liabilities by, us the stock transfer books of G REIT were closed as of the close of business on the Record Date and each share of G REIT’s common stock outstanding on the Record Date was converted automatically into a unit of beneficial interest. Following the conversion of shares to units, all outstanding shares of G REIT’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Stockholders of G REIT on the Record Date were not required to take any action to receive their units. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of G REIT’s common stock. On January 28, 2008, G REIT filed a Form 15 with the Securities and Exchange Commission, or the SEC, to terminate the registration of G REIT’s common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and G REIT announced that it would cease filing reports under the Exchange Act. Our Trustees will issue to beneficiaries and file with the SEC annual reports on Form 10-K and current reports on Form 8-K upon the occurrence of a material event relating to us.

Immediately before the transfer of G REIT’s assets and liabilities to us, G REIT, L.P., the operating partnership of G REIT, or the Operating Partnership, redeemed the special limited partnership interest held by Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors (formerly known as Triple Net Properties, LLC), or our advisor, in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are now our beneficiaries, have received certain returns on their invested capital. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. The Operating Partnership was dissolved in connection with the dissolution of G REIT, and all of its assets and liabilities were distributed to G REIT immediately before the transfer to us.

Our existence will terminate upon the earliest of (i) the distribution of all of our remaining assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to us, or January 28, 2011. Our existence may, however, be extended beyond the three-year term if our Trustees then determine that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustees have requested and received certain no-action assurances from the SEC. Although we can provide no assurances, we currently expect to sell our remaining assets by September 30, 2008 and anticipate completing the plan of liquidation by December 31, 2008.

In accordance with the plan of liquidation, we continue to actively manage our property portfolio to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Under the adoption of the plan of liquidation, we will not acquire any new properties, and are focused on liquidating our remaining assets.

Our Advisor

Our advisor manages our day-to-day business affairs and assets and carries out the directives of our Trustees, pursuant to an advisory agreement, or the Advisory Agreement. Our advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities, including many of our affiliates, regarding the acquisition, management and disposition of real estate assets. Our advisor advises us and certain of our affiliates with respect to the management and potential disposition of our remaining assets.

Liquidation Progress during 2008, 2007 and 2006

Year to Date 2008

•	On March 12, 2008, we sold Pax River Office Park located in Lexington Park, Maryland, or the Pax River Office Park property, to an unaffiliated third party for a sales price of $14,475,000.

Year Ended December 31, 2007

•	G REIT paid the following liquidating distributions in 2007:

•	in April 2007 and November 2007, G REIT paid special liquidating distributions of approximately $131,761,000, or $3.00 per share, and $43,920,000, or $1.00 per share, respectively; and

•	G REIT paid cumulative monthly liquidating distributions from January 2007 through December 2007 totaling $13,231,000, or $0.30 per share.

•	G REIT sold the following ten properties in 2007:

•	on January 11, 2007, G REIT sold Two Corporate Plaza located in Clear Lake, Texas, or the Two Corporate Plaza property, to an unaffiliated third party for a sales price of $18,000,000;

•	on March 22, 2007, G REIT sold One World Trade Center located in Long Beach, California, or the One World Trade Center property, to an unaffiliated third party for a sales price of $148,900,000;

•	on March 30, 2007, G REIT sold One Financial Plaza, located in St. Louis, Missouri, or the One Financial Plaza property, of which G REIT owned a 77.63% interest, to an unaffiliated third party for a sales price of $47,000,000;

•	on June 29, 2007, G REIT sold 824 Market Street, located in Wilmington, Delaware, or the 824 Market Street property, to tenant in common, or TIC, investors managed by our advisor for a sales price of $37,000,000;

•	on June 29, 2007, G REIT sold North Belt Corporate Center, located in Houston, Texas, or the North Belt Corporate Center property, to an unaffiliated third party for a sales price of $17,750,000;

•	on July 23, 2007, G REIT sold Opus Plaza at Ken Caryl located in Littleton, Colorado, or the Opus Plaza at Ken Caryl property, to an unaffiliated third party for a sales price of $10,400,000;

•	on August 2, 2007, G REIT sold Madrona Buildings located in Torrance, California, or the Madrona Buildings property, to an unaffiliated third party for a sales price of $52,500,000;

•	on September 14, 2007, G REIT sold Eaton Freeway Industrial Park located in Phoenix, Arizona, or the Eaton Freeway Industrial Park property, to an unaffiliated third party for a sales price of $7,825,000;

•	on September 14, 2007, G REIT sold North Pointe Corporate Center located in Sacramento, California, or the North Pointe Corporate Center property, to an unaffiliated third party for a sales price of $23,750,000; and

•	on November 6, 2007, G REIT sold Bay View Plaza located in Alameda, California, or the Bay View Plaza property, to an unaffiliated third party for a sales price of $9,700,000.

Year Ended December 31, 2006

•	G REIT paid the following liquidating distributions in 2006:

•	in October 2006, G REIT paid a special liquidating distribution of approximately $171,289,000, or $3.90 per share; and

•	G REIT paid cumulative monthly liquidating distributions from May 2006 through December 2006 totaling $21,493,000, or $0.49 per share.

•	G REIT sold the following ten properties in 2006:

•	on July 18, 2006, G REIT sold 600 B St. (Comerica) located in San Diego, California, or the 600 B St. property, to an unaffiliated third party for a sales price of $95,500,000;

•	on September 14, 2006, G REIT sold Hawthorne Plaza located in San Francisco, California, or the Hawthorne Plaza property, to an unaffiliated third party for a sales price of $125,000,000;

•	on September 29, 2006, G REIT sold AmberOaks Corporate Center located in Austin, Texas, or the AmberOaks Corporate Center property, to an unaffiliated third party for a sales price of $46,837,000;

•	on October 6, 2006, G REIT sold Brunswig Square located in Los Angeles, California, or the Brunswig Square property, to an unaffiliated third party for a sales price of $26,900,000;

•	on October 17, 2006 G REIT sold Centerpointe Corporate Park located in Kent, Washington, or the Centerpointe Corporate Park property, to an unaffiliated third party for a sales price of $77,525,000;

•	on November 14, 2006, G REIT sold 5508 Highway 290 located in Austin, Texas, or the 5508 Highway 290 property, to an unaffiliated third party for a sales price of $10,200,000;

•	on November 15, 2006, G REIT sold Department of Children and Family Campus located in Plantation, Florida, or the Department of Children and Family Campus property, to TIC investors managed by our advisor for a sales price of $13,000,000;

•	on November 22, 2006, G REIT sold Public Ledger Building located in Philadelphia, Pennsylvania, or the Public Ledger Building property, to an unaffiliated third party for a sales price of $43,000,000;

•	on December 15, 2006, G REIT sold Atrium Building located in Lincoln, Nebraska, or the Atrium Building property, to an unaffiliated third party for a sales price of $5,805,000; and

•	on December 29, 2006, G REIT sold Gemini Plaza located in Houston, Texas, or the Gemini Plaza property, to an unaffiliated third party for a sales price of $17,000,000.

Although we can provide no assurances, we currently expect to sell our remaining assets by September 30, 2008 and anticipate completing our liquidation by December 31, 2008. As a result of the approval of the plan of liquidation by G REIT’s stockholders, the liquidation basis of accounting was adopted as of December 31, 2005 and for all periods subsequent to December 31, 2005. For a more detailed discussion of the plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on January 13, 2006.

Current Objectives and Policies

In accordance with the plan of liquidation, our primary objective is to obtain the highest possible sales value for our remaining assets, while maintaining current value and income from these investments. Due to the adoption of the plan of liquidation, we will not acquire any new properties, and we are focused on liquidating our remaining assets. However, we cannot assure our beneficiaries that we will achieve these objectives or the capital of our beneficiaries will not decrease.

In accordance with the plan of liquidation, we currently consider various factors when evaluating potential property dispositions. These factors include, without limitation, (i) the ability to sell our remaining assets at the highest possible price in order to maximize the return to our beneficiaries; and (ii) the ability of buyers to finance the acquisition of our assets. Until we successfully sell our remaining assets, our primary operating strategy is to enhance the performance and value of the properties through strategies designed to address the needs of current and prospective tenants. These strategies include:

•	managing costs and seeking to minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	improving rental income and cash flow by aggressively marketing rentable space and raising rents when feasible;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns; and

•	refinancing our properties when favorable financing terms are available to increase the cash flow.

As of March 24, 2008 we owned three consolidated properties and a 30.0% interest in one unconsolidated property. Two of these consolidated properties were located in Texas and one was located in California.

Our interest in one unconsolidated property is located in Illinois with an aggregate GLA of 519,000 square feet. Most of our leases are “gross” leases with terms of five years or more, usually providing for a base minimum annual rent with periodic increases. Our gross leases typically require that we pay all or a majority of the operating expenses, including real estate taxes, special assessments, utilities, insurance and building repairs related to the property. In addition, most of our government tenant leases may permit tenants to terminate under certain circumstances, including, for example, in the event of their failure to obtain financial appropriations or in the event of the termination or non-renewal of a material contract.

Financing Policies

As of December 31, 2007, one of the consolidated properties was subject to existing mortgage with an aggregate principal amount outstanding of $24,000,000 consisting of $18,840,000 on a liquidation basis of variable rate debt at a weighted-average interest rate of 8.13% per annum. We may utilize certain derivative financial instruments at times to limit interest rate risk. The fixed interest rates and the interest rate swap, cap and collar agreements on the variable interest rates limit the risk of fluctuating interest rates. The derivatives we enter into, and the only derivative transactions approved by our Trustees, are those which are used only for hedging purposes rather than speculation. If an anticipated hedged transaction does not occur, any positive or negative value of the derivative will be recognized immediately in net income. We did not have any derivative financial instruments as of December 31, 2007.

Tax Status

G REIT was organized and operated so as to qualify for taxation as a REIT under the Code. Its qualification and taxation as a REIT depended on its ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity in stock ownership, numerous requirements established under highly technical and complex Code provisions subject to interpretation. Because G REIT qualified for taxation as a REIT, G REIT was not be subject to federal income tax to the extent G REIT distributed at least 100.0% of its REIT taxable income to its stockholders. As a liquidating trust, we will generally not be subject to federal income taxes.

Tax Treatment

We will issue an annual information statement to our beneficiaries with tax information for their tax returns for the period from January 28, 2008 through December 31, 2008. Beneficiaries are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns. Beneficiaries will receive a final Form 1099-DV from G REIT for the period beginning January 1, 2008 and ending January 28, 2008.

Reports to Beneficiaries

Our Trustees are expected to issue annual reports to the beneficiaries showing our assets and liabilities at the end of each fiscal year and our receipts and disbursements for the period. The annual reports will also describe changes in our assets during the reporting period and the actions taken by our Trustees during the period. Our Trustees will file with the SEC (i) an annual report on Form 10-K and (ii) a current report on Form 8-K upon the occurrence of a material event relating to us. We make our filings available at www.gbe-realtyinvestors.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing by any beneficiary upon request.

Meetings of Beneficiaries; Removal of Trustees

Generally, there will be no meetings of the beneficiaries. However, our Trustees may at any time call a meeting of the beneficiaries to be held at such time and at such place as our Trustees shall determine. In addition, holders of at least 25% of the units held by all beneficiaries may require our Trustees to call a meeting of the beneficiaries. Any or all Trustees may be removed at any time, with cause, by beneficiaries holding aggregate units of at least a majority of the total units held by all beneficiaries. Any or all Trustees may be removed at any time, without cause, by beneficiaries holding aggregate units of at least two-thirds of the total units held by all beneficiaries.

Distribution Policy

In order to qualify as a REIT for federal income tax purposes, G REIT was required to distribute at least 90.0% of its taxable income (excluding capital gains) to its stockholders. Subsequent to March 31, 2006, all distributions have been paid in the form of liquidating distributions to G REIT’s stockholders and recorded when approved. Since the approval of the plan of liquidation, G REIT paid three special liquidating distributions as follows: (i) in October 2006, G REIT paid $171,289,000, or $3.90 per share; (ii) in April 2007, G REIT paid $131,761,000, or $3.00 per share; and (iii) in November 2007, G REIT paid $43,920,000, or $1.00 per share, for a total of $7.90 per share being paid to date in special liquidating distributions. In addition, G REIT paid cumulative monthly liquidating distributions beginning with the April 2006 distribution, paid in May 2006, through and including the December 2007 distribution, paid in January 2008, totaling $34,724,000, or $0.79 per share, to its stockholders. The monthly liquidating distributions to stockholders were based on an annualized rate of 7.50% on: (i) a $10.00 per share value from May 2006 through October 2006; (ii) a remaining $6.10 per share value from November 2006 to April 2007; (iii) a remaining $3.10 per share value from May 2007 to November 2007; and (iv) a remaining $2.10 per share value beginning in December 2007. While the plan of liquidation provided that monthly distributions would terminate following the payment of liquidating distributions totaling $150,000,000, G REIT’s board of directors decided to continue to pay monthly distributions at an annualized rate of 7.50% on the share value remaining of $2.10. Our Trustees will continue to evaluate the payment of monthly liquidating distributions on an on-going basis as more properties are sold and additional special liquidating distributions are paid to beneficiaries. Every payment of liquidating distributions will be subject to the availability of cash and the sole discretion of our Trustees.

Competition

As we complete the plan of liquidation, we will be in competition with other sellers of similar properties, or interests in properties, as our remaining assets, to locate suitable purchasers, which may result in us receiving lower net proceeds than our estimated liquidation proceeds. Additionally, until we sell our remaining assets, we will compete with a considerable number of other real estate companies seeking to lease office space, some of which have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and the reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

As of March 24, 2008, we hold interests in properties located in California, Texas and Illinois. Other entities managed by our advisor also own property interests in some of the same regions in which we own property interests and such properties are managed by Triple Net Properties Realty, Inc., or Realty, an affiliate of our advisor. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by our advisor or Realty. Our advisor and Realty have interests that may vary from those we may have in such geographic markets.

Government Regulations

Our properties are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. Additionally, under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, our properties have not been audited, nor have investigations of our properties been conducted to determine compliance. We may incur additional costs in connection with the ADA or other federal, state and local laws which may require us to make modifications to our properties. We cannot predict the cost of compliance with the ADA or other legislation.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Such environmental laws and regulations may hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest.

Employees

We have no employees. Substantially all of our work is performed by employees of our advisor and its affiliates.

Financial Information about Industry Segments

We internally evaluate all of our properties as one industry segment, and, accordingly, we do not report segment information.

Item 1A.	Risk Factors.

Risks Associated with Our Liquidation

We may delay or reduce our estimated liquidating distributions to our beneficiaries.

As of March 24, 2008, we estimate that our net proceeds from liquidation will be approximately $478,327,000 (of which approximately $381,694,000 has already been paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $10.89 per unit in liquidating distributions (of which $8.69 per share has already been paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us), which we anticipate paying by December 31, 2008. However, our expectations about the amount of liquidating distributions to our beneficiaries that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our beneficiaries may be more or less than we currently estimate. In addition, the liquidating distributions to our beneficiaries may be paid later than we predict.

If we are unable to find buyers for our remaining assets at our expected sales prices, our liquidating distributions may be delayed or reduced.

As of March 24, 2008, none of our remaining assets are subject to binding sale agreements providing for their sale. In calculating our estimated range of liquidating distributions to our beneficiaries, we assumed that we would be able to find buyers for our properties at amounts based on our estimated range of market values for each property. However, we may have overestimated the sales prices that we will ultimately be able to obtain for our remaining assets. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of a property’s market value. If we are not able to find buyers for our remaining assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating payments to our beneficiaries would be delayed or reduced. Furthermore, the projected liquidating distribution to our beneficiaries is based upon the market value for each property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from each property may also be affected by the terms of prepayment or assumption costs associated with debt encumbering each property. In addition, minority ownership matters, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net liquidation proceeds from our remaining assets.

Decreases in property values may reduce the amount that we receive upon a sale of our remaining assets.

The underlying value of our properties may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

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

Any reduction in the value of our properties would make it more difficult for us to sell our remaining assets for the amounts that we have estimated. Reductions in the amounts that we receive when we sell our remaining assets could decrease or delay the payment of liquidating distributions to beneficiaries.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions to our beneficiaries may be delayed or reduced.

In calculating our estimated liquidating distributions to our beneficiaries, we assumed that we would maintain the occupancy rates of currently-leased space, that we would be able to rent certain currently available space at market rents and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the resale value of the properties, which would reduce our liquidating distributions to our beneficiaries. To the extent that we receive less income than we expect during the liquidation process, our liquidating distributions to our beneficiaries will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us which could decrease or delay the payment of liquidating distributions to our beneficiaries.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our beneficiaries may be delayed or reduced.

Before making the final liquidating distribution to our beneficiaries, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, and all other costs and all valid claims of our creditors. Our Trustees may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our Trustees may also decide to establish a reserve fund to pay these contingent claims. The amounts of transaction costs in the liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our projected liquidating distributions to our beneficiaries. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation value may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions to our beneficiaries may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our beneficiaries may be delayed or reduced.

If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions to our beneficiaries may be delayed or reduced.

We will seek to enter into binding sale agreements for all of our remaining assets. The consummation of the potential sales for which we will enter into sale agreements in the future will be subject to satisfaction of closing conditions. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the asset which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for this asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating payments to our beneficiaries would be delayed or reduced.

The pending SEC investigation of our advisor could result in lawsuits or other actions against us or our affiliates.

On September 16, 2004, our advisor learned that the SEC Los Angeles Enforcement Division, or the SEC Staff, was conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our advisor relating to disclosure in public and private securities offerings sponsored by our advisor and its affiliates, or the Triple Net securities offerings (including offerings by G REIT). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our advisor is engaged in settlement negotiations with the SEC Staff regarding this matter. Based on these negotiations, our advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC Staff must be approved by the Commissioners. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our advisor that, if obtained, could harm our advisor’s ability to perform its duties to us. The matters that are the subject of this investigation could also give rise to claims against our advisor by investors in its existing real estate investment programs which could adversely affect our advisor’s performance with respect to us. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

If we are unable to retain our advisor to complete the plan of liquidation, our liquidating distributions might be delayed or reduced.

Our day-to-day operations are managed by our advisor. We face the risk that we may lose the services of our advisor. The Advisory Agreement between our advisor and G REIT expired on July 22, 2005. Our advisor proposed that we bear additional costs under the terms of any new advisory agreement to reflect current market rates in our sector. However, in connection with the approval of the plan of liquidation by G REIT’s stockholders, our advisor’s then Board of Managers agreed to continue to provide such services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. However, we have no binding agreement with our advisor to continue to provide services pursuant to the expired Advisory Agreement and thus face the risk that our advisor will not continue to provide services to us. If we are unable to retain the services of our advisor throughout the period of the liquidation process, we may be unable to complete the plan of liquidation in as expeditious a manner as might otherwise be the case or on terms as favorable to us as our advisor may be able to do so, because of the loss of our advisor’s experience and familiarity with our assets and business. In addition, we would also incur transitional costs if we were either to become self-managed or enter an advisory relationship with a new advisor.

Even if we are able to retain the services of our advisor throughout the period of the liquidation process, our ability to complete the plan of liquidation in a timely manner also depends on the continued services of our executive officers. Our ability to complete any sales, to locate qualified buyers for our other assets and to negotiate and complete any such sales, depends to a large extent upon the experience and abilities of our advisor’s executive officers, including, without limitation, Scott D. Peters, Andrea R. Biller and Jeffrey T. Hanson, their familiarity with our assets, counter-parties to any sale agreements and the market for our remaining assets, and their ability to efficiently manage the professionals in the process as well as our advisor. We face the risk that our advisor or its affiliates’ employees may seek other employment rather than remain with our advisor or its affiliate throughout the period of the liquidation process. If our advisor is unable to retain appropriate qualified key executives and staff to complete the plan of liquidation in a reasonably expeditious manner, liquidating distributions to our beneficiaries might be delayed or reduced. Furthermore, the fees to be paid to our advisor pursuant to the Advisory Agreement are based in part upon the value of our assets managed by our advisor. As we sell our remaining assets during the period of the liquidation process, our advisor’s fees for managing our portfolio of properties will decrease. Accordingly, we face the risk that our advisor will reassign certain of our executive officers to the management of other entities advised by our advisor, and/or that our advisor may reduce the number or the amount of resources dedicated to the management of our remaining assets as we sell our remaining assets during the period of the liquidation process. If we lose the services of our executive officers or if we do not have sufficient resources dedicated to our management, we may be unable to complete the plan of liquidation in as expeditious a manner as we anticipate and, therefore, any liquidating distributions received by our beneficiaries may be delayed and/or reduced.

Our beneficiaries may not receive any profits resulting from the sale of one or more of our remaining assets, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.

Our beneficiaries may experience a delay before receiving their share of the net proceeds of such liquidation. In liquidation, we may sell our remaining assets either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We do not have any limitations or restrictions on the right to take such purchase money obligations. To the extent we receive promissory notes or other property in lieu of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. We may receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments may be spread over a number of years. In such event, our beneficiaries may experience a delay in the distribution of the net proceeds of a sale until such time as the installment payments are received.

Our beneficiaries may recognize taxable income as a result of the transfer of G REIT’s assets and liabilities to us.

Upon the transfer of G REIT’s assets and liabilities to us on January 28, 2008, for federal income tax purposes, each beneficiary will be treated as having received a pro rata share of the assets transferred to us, less such beneficiary’s pro rata share of the liabilities assumed by us. Since we intend to qualify as a “liquidating (grantor) trust” for federal income tax purposes, we will generally not be subject to federal income tax. As a result, each beneficiary will need to take into account the effect of the transfer of assets when computing his or her taxable income. In the event that we have not sold any or all of our remaining assets by December 31, 2008, or made liquidating distributions to our beneficiaries from the sale of our remaining assets, our beneficiaries may recognize taxable income as a result of the transfer of the remaining assets to us without having received any funds to pay the related federal income taxes on such taxable income. In addition, our beneficiaries may recognize additional taxable income from the eventual sale of the remaining assets to the extent the proceeds from such sale are greater than the basis in such assets, which will include the gain recognized by our beneficiaries upon conversion to the liquidating trust, offset by the depreciation of the assets so long as such assets are held by us.

The value of our portfolio may be adversely affected by the adoption of the plan of liquidation.

Based on the approval of the plan of liquidation, we are committed to winding-up our operations. This may adversely affect the value that a potential acquirer might place on us or put pressure on us to sell our remaining assets at or below the low end of the estimated range, which would reduce the amount of liquidating distributions to our beneficiaries.

There can be no assurance that the plan of liquidation will result in greater returns to our beneficiaries on their investment within a reasonable period of time than our beneficiaries would receive through other alternatives reasonably available to us at this time.

Once our remaining assets are sold, our beneficiaries will no longer participate in any future earnings or growth of our remaining assets or benefit from any increases in the value of our remaining assets. While G REIT’s board of directors and the special committee each believed that a liquidation at the time would be more likely to provide our beneficiaries with a greater return on their investment within a reasonable period of time than our beneficiaries would receive through other alternatives reasonably available to us, such belief relied on certain assumptions and judgments concerning future events which may be unreliable or incorrect.

Our Trustees may amend the plan of liquidation without further beneficiary approval.

Our Trustees may amend the plan of liquidation without further beneficiary approval, to the extent permitted by Maryland law. Thus, to the extent that Maryland law permits us to do so, we may decide to conduct the liquidation differently than previously described in our definitive proxy statement filed with the SEC on January 13, 2006.

Our Trustees have the authority to sell our remaining assets under terms less favorable than those assumed for the purpose of estimating our net liquidation value range.

Our Trustees have the authority to sell any and all of our remaining assets on such terms and to such parties as our Trustees determine in their sole discretion. Our beneficiaries will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales. Accordingly, our beneficiaries must rely solely on our Trustees’ judgment with respect to the sale process and our Trustees’ judgment may not always be the best judgment when evaluating in hindsight.

Approval of the plan of liquidation may lead to litigation which could result in substantial costs and distract our Trustees’ and advisor.

Historically, extraordinary corporate actions by a company, such as the plan of liquidation, sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the plan of liquidation. As of March 24, 2008, no such lawsuits relative to the plan of liquidation have been filed nor do we know of any being contemplated. However, if such a lawsuit is filed against us, the resulting litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in any such a lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages, however, if applicable, they may be significant and may reduce our cash available for distribution to our beneficiaries.

Our advisor has conflicts of interest that may influence its implementation of the plan of liquidation and may cause it to manage our liquidation in a manner not solely in the best interests of our beneficiaries.

Our advisor, its affiliates and our Trustees have interests in the liquidation that are different from our beneficiaries’ interests as a beneficiary. Our Trustees are aware of these actual and potential conflicts of interest, some of which are summarized below.

•	Our advisor or its affiliates receive compensation under the expired Advisory Agreement, including fees for disposing of our interests in our consolidated and unconsolidated properties. Our advisor has engaged Realty to provide various services to us in connection with our properties, including disposing of our remaining assets. In accordance with the plan of liquidation, our advisor or Realty will be paid to liquidate our remaining assets pursuant to the Advisory Agreement. Based on the estimated sales prices of our remaining assets as of December 31, 2007, we estimate that we will pay fees to Realty or its affiliates of approximately $1,541,000 for disposing of our remaining assets during liquidation. Our advisor or Realty also have agreements with certain affiliated co-owners of our properties, pursuant to which our advisor will also receive fees for the disposition of the affiliated co-owners’ interests in the properties. Based on our estimated sales prices as of December 31, 2007, we estimate that the total fees that will be received by our advisor or Realty from the affiliated co-owners will be approximately $1,668,000, which includes the fees to be received by our advisor under the Advisory Agreement. Moreover, if we sell one or more of our remaining assets to one of our affiliates or an affiliate of our advisor, our advisor and Realty may receive additional fees from the purchaser of the property.

•	Our advisor owns 23,138 units, and, therefore, in accordance with the plan of liquidation, based on the net assets in liquidation as of December 31, 2007, plus liquidating distributions to our beneficiaries through December 31, 2007, will be entitled to receive approximately $252,000 in liquidating distributions. These estimates include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

•	Our former Executive Vice President and Secretary, who is also an executive officer of our advisor, owns a total of 20,000 units, and, therefore, in accordance with the plan of liquidation, based on the net assets in liquidation as of December 31, 2007, plus liquidating distributions to our beneficiaries through December 31, 2007, will be entitled to receive approximately $218,000 in liquidating distributions. These estimates include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

•	Our Trustees own a total of 45,000 units in the aggregate and, therefore, in accordance with the plan of liquidation, based on the net assets in liquidation as of December 31, 2007, plus liquidating distributions to G REIT stockholders through December 31, 2007, will be entitled to receive approximately $490,000 in liquidating distributions. These estimates include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

•	Under the plan of liquidation approved by G REIT’s stockholders, G REIT’s independent directors were entitled to receive certain milestone payments of $25,000 on each of December 31, 2007 and 2006 for serving as members of G REIT’s board of directors and G REIT’s special committee. Our Trustees (and previously as the independent directors of G REIT) are also entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. As of March 24, 2008, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.

•	G REIT paid Scott D. Peters, G REIT’s former Chief Executive Officer and President, and Andrea R. Biller, G REIT’s former Executive Vice President and Secretary, retention bonuses of $50,000 and $25,000, respectively, upon the filing of each of G REIT’s annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. As of December 31, 2007, Mr. Peters and Ms. Biller had received, in the aggregate, retention bonuses of $400,000 and $200,000 from G REIT, respectively. Additionally, our advisor paid to each of Scott D. Peters and Andrea R. Biller a performance-based bonus of $100,000 upon the receipt by our advisor of net commissions aggregating $5,000,000 or more from the sale of G REIT’s properties. As of December 31, 2007, Mr. Peters and Ms. Biller had received their performance-based bonuses of $100,000 each from our advisor. Effective January 30, 2008 and March 4, 2008, Scott D. Peters and Andrea R. Biller, respectively, waived their rights to receive any future retention bonuses.

•	The plan of liquidation permits us to sell one or more of our remaining assets to one or more of our affiliates, but only if the transaction is approved by our Trustees. If we enter such a transaction, our Trustees will only approve the transaction if (i) they determine that the consideration to be received by us in connection with such transaction is fair to us and the transaction is in our best interests, and (ii) we have obtained an appraisal of such asset showing that the proposed sale price is within the appraiser’s range of estimated values for the asset, or we have obtained an opinion from Stanger, or another independent consultant, that the consideration to be received by us in connection with such sale is fair to us from a financial point of view. We expect that our Trustees will require that Stanger, or another independent consultant, opine to us, from a financial point of view, as to the fairness of the consideration to be received by us in such transaction or conduct an appraisal of the underlying property. In no event will our Trustees approve a transaction if we have received a higher offer for the property from a credible party whom we reasonably believe is ready, able and willing to close the transaction on the proposed terms. Additionally, if we sell one or more of our remaining assets to unaffiliated third parties or our affiliates, our advisor, Realty or an affiliate of our advisor may manage one or more of such properties following their sale, which would entitle our advisor, Realty or an affiliate of our advisor to receive additional fees.

•	Our advisor is entitled to receive certain incentive distributions from net proceeds from the sale of our remaining assets after our beneficiaries have received their invested capital, plus an 8.0% return on such invested capital. After the sale of our remaining assets, and payment of, or adequate provision for, the debts and obligations, our advisor will receive an incentive performance distribution between approximately $0 and $9,070,000. Based on the valuation of our portfolio as of December 31, 2007 and 2006, we have reserved for an estimated incentive fee distribution to our advisor of $763,000 and $3,226,000, respectively.

Consequently, our Trustees and our advisor are more likely to support the plan of liquidation than might otherwise be the case if they did not expect to receive those payments. Additionally, because of the above conflicts of interest, our Trustees and our advisor may make decisions or take actions based on factors other than the best interests of our beneficiaries throughout the period of the liquidation process.

Our adoption of the plan of liquidation caused our accounting basis to change, which could require us to write-down our remaining assets.

Due to the adoption of the plan of liquidation, we changed our basis of accounting from the going-concern basis to that of the liquidation basis of accounting. In order for our financial statements to be in accordance with generally accepted accounting principles, or GAAP, under the liquidation basis of accounting, all of our remaining assets must be stated at their estimated net realizable value and all of our liabilities must be recorded at the estimated amounts at which the liabilities are expected to be settled. Based on the most recent available information, we may make liquidating distributions to our beneficiaries that exceed the carrying amount of our net assets. However, we cannot assure our beneficiaries what the ultimate amounts of such liquidating distributions will be. Therefore, there is a risk that the liquidation basis of accounting may entail write-downs of certain of our remaining assets to values substantially less than their respective carrying amounts, and may require that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation. A write-down in our remaining assets could make it more difficult to negotiate amendments to our debt instruments or result in defaults under any debt instruments that we may enter. In addition, write-downs in our remaining assets could reduce the price that a third party would be willing to pay to acquire our remaining assets.

Beneficiaries could be liable to the extent of liquidating distributions received if contingent reserves are insufficient to satisfy our liabilities.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each beneficiary could be held liable for the payment to creditors of such beneficiary’s pro rata portion of the excess, limited to the amounts previously received by each beneficiary in distributions from us or G REIT.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the remaining assets, our creditors could seek an injunction to prevent us from making liquidating distributions to our beneficiaries under the plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to beneficiaries under the plan of liquidation.

We may have underestimated the amount of prepayment fees or defeasance charges on our mortgages.

In calculating our estimated net liquidation value range and our estimated per share distribution range, we have assumed that the purchasers of our properties will assume certain mortgages on the underlying property, which contain penalties in the event of the prepayment of those mortgages. The sale of our remaining assets pursuant to the plan of liquidation will trigger substantial penalties unless the purchasers assume (and/or are allowed to assume) the corresponding mortgage. We may be unsuccessful in negotiating the assumption of any underlying mortgages in the sale of any of our remaining assets, which could negatively affect the amount of cash available for distribution to our beneficiaries pursuant to the plan of liquidation. As of December 31, 2007, the total amount of prepayment fees on our mortgages, which we may be liable for, is approximately $188,000.

We expect to incur increasingly significant costs in connection with Sarbanes-Oxley compliance and we may become subject to liability for any failure to comply.

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. We expect that our efforts to continue to comply with the Sarbanes-Oxley Act and applicable laws and regulations will continue to involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risks of liability and potential sanctions.

While we are not aware of any material non-compliance with the Sarbanes-Oxley Act and related laws and regulations, we were formed prior to the enactment of these corporate governance standards and as a result we did not have all necessary procedures and policies in place at the time of their enactment. Any failure to comply with the Sarbanes-Oxley Act could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of liquidating distributions to our beneficiaries under the plan of liquidation.

Risks of our Business

Erroneous disclosures in the prior performance tables in G REIT’s initial and second public offering documents could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations.

In connection with G REIT’s initial and second public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, G REIT disclosed the prior performance of all public and non-public investment programs sponsored by our advisor. Our advisor determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. In general, the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our advisor have invested either along side or in other programs sponsored by our advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment, certain operating expenses were not reflected in the operating results, and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our advisor’s program and aggregate portfolio operating results. The overstatement of results could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations. At this time there is no litigation related to the prior performance tables.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return on our beneficiaries’ investments and our beneficiaries may lose some or all of their investment.

In owning units of beneficial interest, our beneficiaries are subjected to the risks associated with owning real estate. Ownership of real estate is subject to significant risks. The performances of our beneficiaries’ investments in us are subject to risks related to the ownership and operation of real estate, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

If any of our properties decrease in value, the value of our beneficiaries’ investments will likewise decrease and they could lose some or all of their investment.

If our unconsolidated property is unable to generate sufficient funds to pay its expenses, liabilities or distributions, our liquidating distributions to our beneficiaries may be reduced and/or delayed.

If Congress Center, located in Chicago, Illinois, or the Congress Center property, of which we own 30.0%, is unable to generate sufficient funds to pay its expenses, liabilities or distributions, the Congress Center property may need to borrow funds from affiliates or third parties to pay such expenses, liabilities or distributions and incur an interest expense. For example, on February 1, 2008, the Congress Center property entered into an unsecured loan with NNN Realty Advisors, Inc., or NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured note provides for a maturity date of July 31, 2008, bears interest at a fixed rate of 7.64% per annum and requires monthly interest-only payments for the term of the unsecured note. The payment of interest expenses may reduce the amount available for distributions to us which may then reduce or delay the timing of our liquidating distributions to our beneficiaries since the Congress Center property is our one remaining unconsolidated property and source of revenue.

Our properties face significant competition.

We face significant competition from other owners, operators and developers of office properties. All or substantially all of our properties face competition from similar properties owned by others in the same markets. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions than we provide to our tenants. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely impact our results of operations, liquidity and financial condition, which could reduce liquidating distributions to our beneficiaries. As we dispose of each of our remaining assets, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the sale or result in us not being able to sell the property due to the lack of an acceptable return.

We depend upon our tenants to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for distribution to our beneficiaries.

Our investments in office properties are subject to varying degrees of risk that generally arise from the ownership of real estate. The value of our properties and the ability to make distributions to our beneficiaries depend upon the ability of the tenants at our properties to generate enough income in excess of their operating expenses to make their lease payments to us. Changes beyond our control may adversely affect our tenants’ ability to make their lease payments to us and, in such event, would substantially reduce both our income from operations and our ability to make distributions to our beneficiaries. These changes include, among others, the following:

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

Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations to us, or an early termination of a lease as a result of a tenant default or otherwise could, depending upon the size of the leased premises and our advisor’s ability to successfully find a substitute tenant, have a material adverse effect on our revenues and cash available for distribution to its members. Moreover, as of December 31, 2007, rent paid by the ten largest tenants at our consolidated properties represented 46.2% of our annualized revenues. The revenues generated by the properties these tenants occupy is substantially dependent on the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these large tenants may result in the failure or delay of such tenants’ rental payments which may have an adverse impact on our financial performance and our ability to pay liquidating distributions to our beneficiaries.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell underperforming properties or recover our investment in one or more properties.

Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to the plan of liquidation, we expect to liquidate our remaining assets by September 30, 2008; however, due to the illiquid nature of real estate and the short timeframe that we have to sell our remaining assets, we may not recoup the estimated fair value we have recorded as of December 31, 2007 by September 30, 2008. We cannot provide assurance that we will be able to dispose of our remaining assets by September 30, 2008 which could adversely impact the timing and amount of distributions.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more properties.

Our portfolio lacks geographic diversity due to its limited size and the fact that we have only four remaining assets (one of which we have an underlying interest in one real property) as of March 24, 2008. As of March 24, 2008, our four remaining assets were located in three states: California, Texas and Illinois. This geographic concentration of properties exposes us to economic downturns in these regions. A recession in these states could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of properties. In addition, our properties may face competition in any of these states from other properties owned, operated or managed by our advisor or its affiliates or third parties. Our advisor or its affiliates have interests that may vary from our interests in such states.

Our consolidated properties depend upon the California and Texas economies and the demand for office space.

As of March 24, 2008, we had a 15.2% and 84.8% concentration of tenants in our California and Texas properties, respectively, based on aggregate annual rental income. We are susceptible to adverse developments in California and Texas (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, California and Texas state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national, California and Texas office space market (such as oversupply of or reduced demand for office space). In addition, the State of California continues to address issues related to budget deficits, shortages of electricity, interruptions in power service, increased energy costs, and the continued solvency of its utility companies, any or all of which may create the perception that the State is not able to effectively manage itself, in turn reducing demand for office space in California. The State of California is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse economic or real estate developments in California and Texas, or any decrease in demand for office space resulting from California’s regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, and our ability to satisfy our debt service obligations and to pay liquidating distributions to our beneficiaries. We cannot assure the continued growth of the California and Texas economies or the national economy or our future growth rate.

Losses for which we either could not or did not obtain insurance will adversely affect our earnings and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.

We and our advisor endeavor to maintain comprehensive insurance on each of the properties we own, including liability and fire and extended coverage, in amounts sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles. However, we could still suffer a loss due to the cost to repair any damage to properties that are not insured or are underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of one or more of our properties, we could lose both our invested capital and anticipated profits from such property or properties. Additionally, we could default under our debt instruments or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.

Our co-ownership arrangements with affiliated entities may not reflect solely our beneficiaries’ best interests and may subject these investments to increased risks.

We have acquired our interests in the Congress Center property and Western Place I & II located in Fort Worth, Texas, or the Western Place I & II property, through co-ownership arrangements with other entities managed or advised by our advisor and its affiliates. These acquisitions are financed, in part, by loans under which we are jointly and severally liable for the entire loan amount along with the other co-owners. In addition, investing in properties through co-ownership arrangements subjects that investment to risks not present in a wholly-owned property, including, among others, the following:

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

Actions by co-owner(s) might have the result of subjecting the applicable property to liabilities in excess of those otherwise contemplated and may have the effect of reducing our cash available for distribution to our beneficiaries. It also may be difficult for us to sell our interest in any co-ownership arrangement at the time we deem best for our beneficiaries.

There is currently no public market for our units of beneficial interest and the units of beneficial interest may not be transferred except by operation of law or upon the death of a beneficiary.

Our beneficiaries are not able to transfer their units other than in limited circumstances. The units are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units are not transferable except by operation of law or upon the death of a beneficiary.

We may not have sufficient cash flow to cover our required debt service payments which could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow. Additionally, restrictive covenants in our loan documents may restrict our disposition activities.

As of March 24, 2008, we had $120,035,000 of debt outstanding related to properties in which we have interests, which includes our consolidated and unconsolidated properties. Based upon our interest in such properties, our aggregate debt approximates $47,772,000 (on a liquidation basis) as of March 24, 2008. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

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

The mortgages on our properties contain customary restrictive covenants such as satisfaction of certain total debt-to-asset ratios, secured debt-to-total-asset ratios, and debt service coverage ratios. The mortgages also include provisions that may limit our ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party. In addition, any future lines of credit or loans may contain financial covenants, further restrictive covenants and other obligations.

If we materially breach such covenants or obligations in our debt agreements, the lender may, including, without limitation, seize our income from the property securing the loan or legally declare a default on the loan obligation, require us to repay the debt immediately and foreclose on the property securing the loan. If we were to breach such covenants or obligations, we may then have to sell properties either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of properties through foreclosure. Additionally, if the lender were to seize our income from the property securing the loan, we would no longer have any discretion over the use of the income, which may adversely impact our ability to fund our liquidating distributions.

The pending SEC investigation of our advisor could result in defaults or alleged defaults under our loan documents or limit our ability to obtain debt financing in the future.

We rely on debt financing for meeting capital expenditure obligations, among other things. The SEC investigation of our advisor described above, or any related other enforcement action by government authorities against our advisor or us, could result in defaults or alleged defaults under our existing loan agreements or could make it more difficult for us to obtain new debt financing or prevent us from satisfying customary debt covenants or conditions required by existing loan documents, including conditions for additional advances.

The real estate we own may not appreciate or may decrease in value.

The commercial real estate market has experienced a substantial influx of capital from investors in the past. This substantial flow of capital, combined with significant competition for real estate, may have resulted in inflated purchase prices for such assets. To the extent we own real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it has attracted in the past, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our remaining assets may not appreciate or may decrease significantly below the amount we paid for such assets.

Because some of our principal tenants are U.S. government and state agencies, our properties may have a higher risk of terrorist attack than similar properties leased to non-governmental tenants.

Because some of our principal tenants are U.S. government and state agencies, our properties may have a higher risk of terrorist attack than similar properties that are leased to non-government tenants. Some of our properties could be considered “high profile” targets because of the particular government tenant. Certain losses resulting from terrorist attacks may be uninsurable. Additional terrorism insurance may not be available at a reasonable price or at all.

We depend on the U.S. government for a significant portion of our revenues. Any failure by the U.S. government to perform its obligations or renew its leases upon expiration may harm our cash flow and ability to pay liquidating distributions.

Rent from government tenants represented 33.2% of G REIT’s revenues from consolidated properties for the year ended December 31, 2007. In addition, government tenants leased 31.5% of G REIT’s total leased space as of December 31, 2007. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenues and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may cause us to find another tenant. We cannot assure our beneficiaries that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms.

An increase in the operating costs of our government-leased properties would harm our cash flow and ability to pay liquidating distributions.

Leased properties in which the tenant is wholly responsible for any increases in operating costs that apply to the property are not typical of the leases entered into through the General Services Administration, or GSA, the principal leasing agency of the federal government. Under present practice, most GSA leases only cover increases in real estate taxes above a base amount and these GSA leases also increase that portion of the rent applicable to other operating expenses by an agreed upon percentage based upon the consumer price index. Typically, operating expenses in these leases do not include insurance cost. To the extent operating costs other than real estate taxes and insurance increase at a rate greater than the specified percentage, our cash flow would be harmed and our ability to pay liquidating distributions to our beneficiaries may be harmed.

Since our cash flow is not assured, we may not pay distributions in the future.

Our ability to pay distributions, including liquidating distributions to our beneficiaries, may be adversely affected by the risks described herein. We cannot assure our beneficiaries that we will be able to pay distributions in the future at the same level or at all. We also cannot assure our beneficiaries that the level of our distributions will increase over time or the receipt of income from additional property acquisitions will necessarily increase our cash available for distribution to our beneficiaries.

The conflicts of interest of our advisor’s executives with us mean we will not be managed by our advisor solely in the best interests of our beneficiaries.

Our advisor’s executives have conflicts of interest relating to the management of our business and property. Accordingly, those parties may make decisions or take actions based on factors other than in the best interest of our beneficiaries.

Our advisor also advises T REIT Liquidating Trust, is the managing member of the advisors of both Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Healthcare REIT, Inc., and manages NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC, as well as other private tenant-in-common programs and other programs, all of which may compete with us or otherwise have similar business interests and/or investment objectives. Some of the executive officers of our advisor also serve as officers and directors of NNN 2003 Value Fund, LLC, Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Healthcare REIT, Inc. Our advisor is a wholly owned indirect subsidiary of Grubb & Ellis Company, or Grubb & Ellis, and executive officers of our advisor collectively own approximately 4.1% of Grubb & Ellis. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our advisor, Grubb & Ellis and its affiliated entities. These conflicts of interest could:

•	limit the time and services that our advisor devotes to us, because it will be providing similar services to T REIT Liquidating Trust, NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC, Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Healthcare REIT, Inc. and other real estate programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our advisor and its affiliates; and

•	impair our ability to compete for the disposition of properties with other real estate entities that are also advised by our advisor and its affiliates and seeking to dispose of properties at or about the same time as us.

If our advisor or its affiliates breach their fiduciary obligations to us, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our beneficiaries.

The absence of arm’s length bargaining may mean that our agreements are not as favorable to our beneficiaries as these agreements otherwise would have been.

Any existing or future agreements between us and our advisor, Realty or their affiliates were not and will not be reached through arm’s length negotiations. Thus, such agreements may not solely reflect our beneficiaries’ interests. For example, the Advisory Agreement was not the result of arm’s length negotiations. As a result, this agreement may be relatively more favorable to our advisor than to us.

Dramatic increases in insurance rates could adversely affect our cash flow and our ability to make liquidating distributions to our beneficiaries pursuant to the plan of liquidation.

Due to recent natural disasters resulting in massive property destruction, prices for insurance coverage have been increasing dramatically. We cannot assure that we will be able to renew our insurance premiums at our current or reasonable rates or the amount of the potential increase of such premiums. As a result, our cash flow could be adversely impacted by increased premiums. In addition, the sales prices of our properties may be affected by these rising costs and adversely affect our ability to make liquidating distributions to our beneficiaries pursuant to the plan of liquidation.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2007, G REIT owned four consolidated office properties located in three states with an aggregate GLA of 984,000 square feet. G REIT also owned an interest in one unconsolidated office property located in Illinois with an aggregate GLA of 519,000 square feet. As of December 31, 2007, 18.1% of the aggregate GLA of these consolidated properties was leased to governmental related entities. On March 12, 2008, we sold one of the consolidated properties, Pax River Office Park located in Lexington Park, Maryland, which comprised 17.5% of G REIT’s GLA as of of December 31, 2007.

The following table presents certain additional information about the consolidated properties as of December 31, 2007:

							% Total		Annual
	Property	GLA	% of	%	Date	Annual	of Annual	Physical	Rent per
Property	Location	(Sq Ft)	GLA	Owned	Acquired	Rent(1)	Rent	Occupancy(2)	Sq Ft(3)

Sutter Square Galleria	Sacramento, CA	61,000	6.2%	100.0%	10/28/03	$1,120,000	11.8%	90.8%	$20.18
Pacific Place	Dallas, TX	324,000	32.9%	100.0%	05/26/04	—	—	—	$—
Western Place I & II	Fort Worth, TX	427,000	43.4%	78.5%	07/23/04	6,264,000	65.9%	85.9%	$17.07
Pax River Office Park	Lexington Park, MD	172,000	17.5%	100.0%	08/06/04	2,122,000	22.3%	81.9%	$15.04

Totals		984,000				$9,506,000		57.2%	$16.87

(1)	Annual rental income is based on contractual base rent from leases in effect as of December 31, 2007.

(2)	As of December 31, 2007, approximately 57.2% of the total GLA in the consolidated properties was leased.

(3)	Average annual rent per occupied square foot as of December 31, 2007.

The following information generally applies to the properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	prior to the adoption of the plan of liquidation, depreciation was provided on a straight-line basis over the estimated useful lives of the buildings, ranging primarily from 15 to 39 years and over the shorter of the lease term or useful lives of the tenant improvements. Properties cease to be depreciated under the liquidation basis of accounting.

Significant Tenants

As of December 31, 2007, none of the tenants at the consolidated properties accounted for 10.0% or more of G REIT’s aggregate annual rental income. However, separate agencies of the General Services Administration had two leases at one of the consolidated properties which accounted for 2.4% of our aggregate annual rental income as of December 31, 2007.

Ownership Information

The following is a summary of our organizational structure and the properties we owned and held interests in as of December 31, 2007:

The following is a summary of our ownership information for the properties in which we own less than a 100.0% interest:

Ownership of Congress Center

The following is a summary of our relationships with entities with ownership interests in one of our consolidated properties, the Congress Center property, as of December 31, 2007:

Ownership of Western Place I & II

The following is a summary of our relationships with entities with ownership interests in Western Place I & II as of December 31, 2007:

Lease Expiration Table

The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at the consolidated properties as of December 31, 2007, by number, square feet, percentage of leased area and annual base rent.

	Number of		% of Leased Area	Annual Rent	% of Total Annual
Year Ending	Leases	Total Sq. Ft. of	Represented by	Under Expiring	Rent Represented
December 31	Expiring	Expiring Leases	Expiring Leases	Leases	by Expiring Leases(1)

2008	16	87,000	16.3%	$1,648,000	17.4%
2009	10	60,000	11.2	1,044,000	11.0
2010	21	157,000	29.3	2,366,000	24.9
2011	10	58,000	10.9	955,000	10.0
2012	10	95,000	17.8	1,722,000	18.1
2013	1	11,000	2.1	216,000	2.3
2014	4	35,000	6.6	555,000	5.8
2015	2	31,000	5.8	505,000	5.3
2016	—	—	—	—	—
2017	—	—	—	—	—
Thereafter	—	—	—	—	—

Total	74	534,000	100.0%	$9,011,000	94.8%

(1)	The annual rent percentage is based on the total annual base rent as of December 31, 2007, which, in addition to leases with scheduled expirations as included in this table, include certain tenants that have leases extended on a monthly basis.

Concentration of Tenants

The following table sets forth information as to the ten largest tenants at our consolidated properties as of December 31, 2007, based upon aggregate annual rental income.

		Current	Total	Rentable
		Annual	Rental	Square	Lease	Renewal
Lessee	Property	Base Rent	Income	Feet	Expiration	Options

NAVAIR-USA Naval Air Systems*	Pax River Office Park (1)	$750,000	7.9%	35,000	8/14/2008	Two years
Lockheed Martin/EIS*	Western Place I & II	616,000	6.5	38,000	12/31/2010	Three 3 year
THS Business Telecommunications	Western Place I & II	530,000	5.6	31,000	2/28/2010	Two years
BAE Systems*	Western Place I & II	511,000	5.4	30,000	4/30/2012	Two 5 year
Leprechaun, LLC	Western Place I & II	372,000	3.9	20,000	10/31/2012	Five years
J.F. Taylor, Inc.	Pax River Office Park(1)	366,000	3.9	30,000	3/31/2010	None
UC Davis Extension*	Sutter Square	344,000	3.6	18,000	1/1/2012	Two 5 year
Apex Capital Corp	Western Place I & II	342,000	3.6	21,000	12/31/2015	None
Taylor, Olson, Adkins, Sralla & Elam	Western Place I & II	301,000	3.2	20,000	11/30/2014	Two 5 year
Lockheed Martin Corporation-OWEGO*	Pax River Office Park (1)	243,000	2.6	17,000	12/31/2009	Two 3 year

		$4,375,000	46.2%	260,000

*	Government entity or government contractor.

(1)	Pax River Office Park was sold on March 12, 2008.

The loss of the above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

Geographic Diversification; Concentration Table

The following table lists, in alphabetical order, the states in which our consolidated properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2007.

		Aggregate	Approximate % of	Current	Approximate % of
	No. of	Rentable	Rentable	Annual	Aggregate
State	Properties	Square Feet	Square Feet	Base Rent	Annual Rent

California	1	61,000	6.2%	$1,120,000	11.8%
Maryland*	1	172,000	17.5	2,122,000	22.3
Texas	2	751,000	76.3	6,264,000	65.9

Total	4	984,000	100.0%	$9,506,000	100.0%

*	The only property located in Maryland was Pax River Office Park which was sold on March 12, 2008. Immediately following the sale of Pax River Office Park, the approximate percentage of rentable square feet was 7.5% and 92.5% in California and Texas, respectively, and the approximate percentage of aggregate annual rent was 15.2% and 84.8% in California and Texas, respectively.

We are also subject to a concentration of regional economic exposure as 84.8% of our current aggregate annual base rental income is generated by our consolidated properties located in Texas. Regional economic downturns in Texas could adversely impact our operations.

Indebtedness

As of December 31, 2007, we had a secured mortgage loan outstanding on one of our consolidated properties, representing aggregate indebtedness in the principal amount of $24,000,000 ($18,840,000 on a liquidation basis) of variable rate debt at a weighted-average interest rate of 8.13% per annum. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 — “Mortgage Loans Payable Secured by Properties Held for Sale” to the consolidated financial statements included with this report.

Item 3.	Legal Proceedings.

SEC Investigation

On September 16, 2004, our advisor advised G REIT that it learned that the SEC Los Angeles Enforcement Division, or the SEC Staff, was conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our advisor relating to disclosure in public and private securities offerings sponsored by our advisor and its affiliates, or the Triple Net securities offerings (including offerings by G REIT). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our advisor is engaged in settlement negotiations with the SEC Staff regarding this matter. Based on these negotiations, our advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC Staff must be approved by the Commissioners. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our advisor that, if obtained, could materially adversely affect our advisor’s ability to perform its duties to us. The matters that are the subject of this investigation could also give rise to claims against our advisor by investors in its existing real estate investment programs which could adversely affect our advisor’s performance with respect to us. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5.

Prior Performance Tables

In connection with G REIT’s initial and second public offerings of common stock conducted through “best efforts” offerings from July 22, 2002 through April 30, 2004, G REIT disclosed the prior performance of all public and private investment programs sponsored by our advisor. Our advisor determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our advisor have invested either along side or in other programs sponsored by our advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for limited liability company investments; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our advisor’s program and aggregate portfolio operating results. At this time there is no litigation related to the prior performance tables.

Revised prior performance tables reflecting corrected numbers and disclosures from those initially included in G REIT’s prospectuses dated July 22, 2002 and January 23, 2004 were included in G REIT’s definitive proxy statement and G REIT’s Current Report on Form 8-K filed with the SEC on January 13, 2006.

Litigation

To our knowledge, there are no material pending legal proceedings, nor any planned, other than routine litigation incidental to our business to which we are a party or of which certain of our properties are subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no public market for the units of beneficial interests in G REIT Liquidating Trust. The units are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units are not transferable except by operation of law or upon the death of a beneficiary.

Beneficiaries

As of March 24, 2008, we had approximately 14,000 beneficiaries.

Distributions

Since the approval of the plan of liquidation, G REIT has paid three special liquidating distributions as follows: (i) in October 2006, G REIT paid $171,289,000, or $3.90 per share; (ii) in April 2007, G REIT paid $131,761,000, or $3.00 per share; and (iii) in November 2007, G REIT paid $43,920,000, or $1.00 per share, for a total of $7.90 per share being paid to date in special liquidating distributions. In addition, G REIT paid cumulative monthly liquidating distributions beginning with the April 2006 distribution, paid in May 2006, through and including the December 2007 distribution, paid in January 2008, totaling $34,724,000, or $0.79 per share, to its stockholders. The monthly liquidating distributions are based on an annualized rate of 7.50% on: (i) a $10.00 per share value from May 2006 through October 2006; (ii) a remaining $6.10 per share value from November 2006 to April 2007; (iii) a remaining $3.10 per share value from May 2007 to November 2007; and (iv) a remaining $2.10 per share value beginning in December 2007. While the plan of liquidation provided that monthly distributions would terminate following the payment of liquidating distributions totaling $150,000,000, G REIT’s board of directors has determined to continue to pay monthly distributions at an annualized rate of 7.50% on the share value remaining of $2.10. Our Trustees will continue to evaluate the payment of monthly liquidating distributions on an on-going basis as our remaining assets are sold and additional special liquidating distributions are paid to beneficiaries. Every payment of liquidating distributions will be subject to the availability of cash and the discretion of our Trustees. For the years ended December 31, 2007 and 2006, G REIT paid liquidating distributions of $188,912,000, or $4.30 per share, and $201,017,000, or $4.58 per share, respectively. For the year ended December 31, 2006, G REIT declared distributions of $201,017,000, or $4.58 per share, which consisted of $8,235,000, or $0.19 per share, in distributions declared prior to G REIT stockholders approving the plan of liquidation on February 27, 2006 and $192,782,000, or $$4.39 per share, in liquidating distributions. G REIT had distributions payable of $576,000, or $0.01 per share and $0 as of December 31, 2007 and 2006.

Additionally, G REIT was required to distribute 90.0% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. G REIT has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders. G REIT satisfied the requirements necessary to qualify as a REIT through January 28, 2008, the date that G REIT transferred its assets and liabilities to us. As a liquidating trust, we will generally not be subject to federal income taxes.

Equity Compensation Plan Information

In accordance with the plan of liquidation, all outstanding options under G REIT’s equity compensation plans were forfeited and the plans were terminated. Upon termination of G REIT’s 2004 incentive award plan, or the 2004 Plan, on February 27, 2006, the 55,000 shares of restricted stock outstanding under the 2004 Plan became fully vested. We do not have an equity compensation plan currently in place.

Item 6.	Selected Financial Data.

The following sets forth G REIT’s selected consolidated financial and operating information on a historical basis. The following should be read with the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. G REIT’s historical results are not necessarily indicative of results for any future period.

	Liquidation Basis
	As of December 31,
Selected Financial Data(1)	2007	2006	2005

STATEMENT OF NET ASSETS:
Total assets	$121,529,000	$526,905,000	$887,499,000
Mortgage loans payable, including properties held for sale	$18,840,000	$225,836,000	$350,402,000
Credit facility and other debt	$—	$—	$60,964,000
Net assets in liquidation(2)	$96,633,000	$288,739,000	$453,459,000
Net asset value per share(2)	$2.20	$6.57	$10.34

	Liquidation Basis
	For the Year Ended December 31,
	2007	2006

STATEMENT OF CHANGES IN NET ASSETS:
Net assets in liquidation, beginning of period	$288,739,000	$453,459,000

Change in estimated costs in excess of estimated receipts during liquidation	(1,994,000)	4,560,000
Net (decrease) increase in fair value	(1,200,000)	23,502,000
Liquidating distributions to stockholders	(188,912,000)	(192,782,000)

Change in net assets in liquidation	(192,106,000)	(164,720,000)

Net assets in liquidation, end of period	$96,633,000	$288,739,000

	Going Concern Basis
	As of December 31,
Selected Financial Data(1)	2004	2003

BALANCE SHEET DATA:
Total assets	$915,050,000	$345,399,000
Mortgage loans payable, including properties held for sale	$442,275,000	$97,257,000
Credit facility and other debt	$58,369,000	$81,534,000
Stockholders’ equity	$357,025,000	$150,522,000

	Going Concern Basis
	Years Ended December 31,
	2005	2004	2003

OPERATING DATA (BY YEAR):
General and administrative expense	$4,006,000	$2,419,000	$1,287,000
Interest (including amortization of deferred financing costs)	$2,054,000	$1,243,000	$293,000
Income from discontinued operations, including gain on sale	$6,335,000	$1,225,000	$1,337,000
Net income (loss)	$2,629,000	$(1,876,000)	$78,000
Income (loss) per common share, basic and diluted(3):
Loss from continuing operations	$(0.08)	$(0.08)	$(0.15)
Income (loss) from discontinued operations	$0.14	$0.03	$0.16
Net income (loss)	$0.06	$(0.05)	$0.01
Distributions declared	$32,888,000	$28,042,000	$6,211,000
Distributions per common share(3)	$0.75	$0.75	$0.74
Weighted-average number of shares outstanding(3):
Basic and diluted	43,867,000	37,336,000	8,243,000
OTHER DATA:
Cash flows provided by (used in) operating activities	$19,697,000	$39,905,000	$7,878,000
Cash flows provided by (used in) investing activities	$80,432,000	$(563,218,000)	$(291,418,000)
Cash flows (used in) provided by financing activities	$(110,351,000)	$525,347,000	$290,694,000
Funds from operations(3)(4)	$30,661,000	$33,818,000	$5,019,000
Number of consolidated properties	24	23	11
Rentable square feet	5,650,000	5,972,000	2,146,000
Occupancy of portfolio	87.4%	87.5%	88.0%

(1)	The above selected financial data should be read in conjunction with the historical consolidated financial statements and related notes appearing elsewhere in this report.

(2)	The net assets in liquidation as of December 31, 2007 and 2006 of $96,633,000 and $288,739,000, respectively, plus the cumulative liquidating distributions to G REIT’s stockholders through December 31, 2007 and 2006 of approximately $381,694,000 and $192,782,000, respectively, would result in liquidating distributions per share of approximately $10.89 and $10.96 as of December 31, 2007 and 2006, respectively.

(3)	Net income (loss) and distributions per share are based upon the weighted-average number of G REIT shares of common stock outstanding. Distributions by G REIT of the current and accumulated earnings and profits for federal income tax purposes are taxable to its stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of G REIT stockholder’s basis in the shares of common stock to the extent thereof (a return of capital for tax purposes), and thereafter as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholder’s shares. For the years ended December 31, 2007, 2006, 2005, 2004, and 2003, 100.0%, 98.6%, 53.5%, 51.6%, and 53.6%, respectively, represented a return of capital for tax purposes. In order to maintain G REIT’s qualification as a REIT, G REIT had to make annual distributions to its stockholders of at least 90.0% of its REIT taxable income. REIT taxable income does not include net capital gains. Under certain circumstances, G REIT may have been required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions were determined by G REIT’s board of directors and were dependent on a number of factors, including the amount of funds available for distribution, G REIT’s financial condition, any decision by G REIT’s board of directors to reinvest funds rather than to distribute funds, its capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors G REIT’s board of directors may have deemed relevant.

(4)	Prior to the adoption of the plan of liquidation, one of G REIT’s objectives was to provide cash distributions to its stockholders from cash generated from operations. G REIT considered Funds From Operations, or FFO, to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. G REIT computed FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, but including real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO and, accordingly, G REIT’s FFO calculations may not be comparable to other REITs.

Because FFO excludes depreciation and amortization, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, G REIT believed FFO provided useful information to the investment community about its financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.

However, FFO should not be viewed as an alternative measure of G REIT’s operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of G REIT’s properties, which are significant economic costs and could materially impact G REIT’s results of operations.

Non-cash adjustments to arrive at FFO consisted of adjustments for, depreciation and amortization and net gain (loss) from the sale of real estate and a joint venture. For additional information, see “Funds from Operations,” which includes a reconciliation of G REIT’s GAAP net income available to its stockholders to FFO for the years ended December 31, 2005, 2004 and 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 6: “Selected Financial Data” and the consolidated financial statements and notes of G REIT appearing elsewhere in this report.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes; the availability of capital; interest rate fluctuation; our ability to service our debt, competition; supply and demand for operating properties in our current market areas; the prospect of a continuing relationship with our advisor; generally accepted accounting principles, or GAAP; predictions of the amount of liquidating distributions to be received by our beneficiaries; statements regarding the timing of asset dispositions and the sales price we will receive for our remaining assets; the effect of the liquidation; and litigation, including, without limitation, the investigation of our advisor by the Securities and Exchange Commission, or the SEC; and the implementation and completion of the plan of liquidation.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and, unless otherwise required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

We were organized on January 22, 2008, as a liquidating trust pursuant to a plan of liquidation of G REIT, Inc., or G REIT. On January 28, 2008, in accordance with the Agreement and Declaration of Trust, or the Liquidating Trust Agreement, by and between G REIT and each of its directors, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, or our Trustees, G REIT transferred its then remaining assets and liabilities to us. Gary T. Wescombe, the chairman of the board of directors of G REIT was appointed the chairman of the Trustees. Upon the transfer of the assets and liabilities to us, each stockholder of G REIT as of January 22, 2008, or the Record Date, automatically became the holder of one unit of beneficial interest, or a unit, in G REIT Liquidating Trust for each share of G REIT’s common stock then currently held of record by such stockholder. Our purpose is to wind up the affairs of G REIT by liquidating its remaining assets, distributing the proceeds from the liquidation of the remaining assets to the holders of units, each a beneficiary and, collectively, the beneficiaries, and paying all liabilities, costs and expenses of G REIT and G REIT Liquidating Trust.

G REIT was incorporated on December 18, 2001, under the laws of the Commonwealth of Virginia and qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. On September 27, 2004, G REIT was reincorporated in the State of Maryland in accordance with the approval of its stockholders at the 2004 Annual Meeting of Stockholders. G REIT was originally formed to acquire, manage and invest in office, industrial and service real estate properties which have governmental related entities. G REIT was formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. In 2005, as a result of (i) then current market conditions, (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act), and (iii) the possible need to reduce monthly distributions, the then G REIT board of directors determined that a liquidation would provide G REIT’s stockholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered.

As described below, on February 27, 2006, G REIT’s stockholders approved a plan of liquidation and the eventual dissolution of G REIT. Accordingly, G REIT has been engaged in an ongoing liquidation of its assets. As of December 31, 2007, G REIT owned interests in five properties aggregating a total gross leaseable area, or GLA, of 1.5 million square feet, comprised of interests in four consolidated office properties, or the consolidated properties, and one unconsolidated office property, or the unconsolidated property. As of December 31, 2007, approximately 57.2% of the total GLA of G REIT’s consolidated properties was leased and tenants with governmental related entities occupied approximately 18.1% of the total GLA. On January 28, 2008, G REIT transferred its interests in the five remaining properties to us pursuant to the Liquidating

Trust Agreement. On March 12, 2008, we sold one of the consolidated properties, Pax River Office Park located in Lexington Park, Maryland, which comprised 17.5% of G REIT’s GLA as of December 31, 2007. Following the sale of this property, we held interests in three remaining consolidated properties and the unconsolidated property, which we refer to collectively as the “remaining assets.” For more information relating to the consolidated and unconsolidated properties, see Item 2. Properties.

G REIT conducted business and owned properties through G REIT, L.P., or its Operating Partnership, which was formed as a Virginia limited partnership in December 2001. As of December 31, 2007, G REIT was the sole general partner of the Operating Partnership and had control over the affairs of the Operating Partnership. G REIT owned 100.0% of the equity interests therein, except for the special limited partnership interest held by Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors (formerly known as Triple Net Properties, LLC), or our advisor, which entitled our advisor to receive certain incentive distributions from net proceeds from the sale of G REIT’s remaining assets after G REIT stockholders have received their invested capital, as defined in the Operating Partnership’s limited partnership agreement, plus an 8.0% return on such invested capital. On January 28, 2008, immediately before the transfer of G REIT’s assets and liabilities to us, the Operating Partnership redeemed the special limited partnership interest held by Grubb & Ellis Realty Investors, in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are know our beneficiaries, have received certain returns on their invested capital. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. The Operating Partnership was dissolved in connection with the dissolution of G REIT, and all of its assets and liabilities were distributed to G REIT immediately before the transfer to us.

Liquidation of G REIT, Inc.

On December 19, 2005, the board of directors of G REIT approved a plan of liquidation which was thereafter approved by stockholders of G REIT at the Special Meeting of Stockholders held on February 27, 2006. The G REIT plan of liquidation, or the plan of liquidation, contemplates the orderly sale of all of G REIT’s assets, the payment of its liabilities, the winding up of operations and the dissolution of G REIT. G REIT engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with the plan of liquidation, including rendering opinions as to whether G REIT’s net real estate liquidation value range estimate and estimated per share distribution range were reasonable. In December 2005, Stanger opined that G REIT’s net real estate liquidation value range estimate and estimated per share distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated by G REIT or reflected in Stanger’s opinion.

The plan of liquidation granted G REIT’s board of directors the power to sell any and all of its assets without further approval by its stockholders and provided that liquidating distributions be made to its stockholders as determined by G REIT’s board of directors. The plan of liquidation also provided for the transfer of G REIT’s remaining assets and liabilities to a liquidating trust if G REIT was unable to sell its assets and pay its liabilities within 24 months of its stockholders’ approval of the plan of liquidation (which was February 27, 2008). On October 29, 2007, G REIT’s board of directors approved the transfer of G REIT’s assets and liabilities to G REIT Liquidating Trust.

On January 22, 2008, G REIT and our Trustees, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace, and Gary T. Wescombe, the independent directors of G REIT, entered into the Liquidating Trust Agreement in connection with our formation. Gary T. Wescombe, the chairman of the board of directors of G REIT was appointed the chairman of the Trustees. On January 28, 2008, G REIT transferred its remaining assets to, and its remaining liabilities were assumed by, our Trustees in accordance with G REIT’s plan of liquidation and the Liquidating Trust Agreement. In connection with the transfer of assets to, and assumption of liabilities by, us the stock transfer books of G REIT were closed as of the close of business on the Record Date and each share of G REIT’s common stock outstanding on the Record Date was converted automatically into a unit. Following the conversion of shares to units of beneficial interest, all outstanding shares of G REIT’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Stockholders of G REIT on the Record Date were not required to take any action to receive units of beneficial interests. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of G REIT’s common stock. On January 28, 2008, G REIT filed a Form 15 with the SEC to terminate the registration of G REIT’s common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and G REIT announced that it would cease filing reports under the Exchange Act. Our Trustees will issue to beneficiaries and file with the SEC annual reports on Form 10-K and current reports on Form 8-K upon the occurrence of a material event relating to us.

Our existence will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to us, or January 28, 2008. We may, however, extend the three-year term if our Trustees then determine that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustees have requested and received certain no-action assurances from the SEC. Although we can provide no assurances, we currently expect to sell our remaining assets by September 30, 2008 and anticipate completing the plan of liquidation by December 31, 2008.

In accordance with the plan of liquidation, we continue to actively manage our property portfolio to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Under the adoption of the plan of liquidation, we will not acquire any new properties, and are focused on liquidating our remaining assets.

Our Advisor

Our advisor manages our day-to-day business affairs and assets and carries out the directives of our Trustees, pursuant to an advisory agreement, or the Advisory Agreement. Our advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities, including many of our affiliates, regarding the acquisition, management and disposition of real estate assets. Our advisor advises us and certain of our affiliates with respect to the management and potential disposition of our remaining assets.

Dispositions in 2007

Pursuant to the Advisory Agreement, our advisor or its affiliate is entitled to property disposition fees in connection with our disposition of properties. Prior to the adoption of the plan of liquidation, our advisor or its affiliate was entitled to a real estate disposition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker. For properties sold after the adoption of the plan of liquidation, we anticipate paying our advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property. Certain disposition fees paid to Triple Net Properties Realty, Inc., or Realty, were passed through to our advisor pursuant to an agreement between our Advisor and Realty, or the Realty-Triple Net Agreement.

Two Corporate Plaza — Houston, Texas

On January 11, 2007, G REIT sold Two Corporate Plaza located in Houston, Texas, or the Two Corporate Plaza property, to Metro Properties, LLC, an unaffiliated third party, for a sales price of $18,000,000. G REIT’s net cash proceeds from the sale were $7,127,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $270,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $380,000, or 2.1% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, G REIT’s net assets available in liquidation were increased by approximately $1,021,000 as of December 31, 2006 as a result of the sale.

One World Trade Center — Long Beach, California

On March 22, 2007, G REIT sold One World Trade Center located in Long Beach, California, or the One World Trade Center property, to Legacy Partners Realty Fund II, LLC, an unaffiliated third party, for a sales price of $148,900,000. G REIT’s net cash proceeds from the sale were $54,165,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee of $2,234,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $893,000, or 0.6% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $310,000 as a result of the sale.

One Financial Plaza — St. Louis, Missouri

On March 30, 2007, G REIT sold One Financial Plaza located in St. Louis, Missouri, or the One Financial Plaza property, of which G REIT owned 77.63%, to Parmenter Realty Fund III, Inc., an unaffiliated third party, for a sales price of $47,000,000. G REIT’s net cash proceeds from the sale were $11,487,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $705,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $380,000, or 0.81% of the sales price, was also paid to an unaffiliated broker at closing. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date increased by approximately $400,000 as a result of the sale.

824 Market Street — Wilmington, Delaware

On June 29, 2007, G REIT sold 824 Market Street located in Wilmington, Delaware, or the 824 Market Street property, to TIC investors managed by our advisor for a sales price of $37,000,000. G REIT’s net cash proceeds from the sale were $16,636,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves and collateral account. A property disposition fee of $648,000, or 1.8% of the sales price, was paid to our advisor and its affiliate. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $877,000 as a result of the sale.

North Belt Corporate Center — Houston, Texas

On June 29, 2007, G REIT sold North Belt Corporate Center located in Houston, Texas, or the North Belt Corporate Center property, to Younan Properties, Inc., an unaffiliated third party, for a sales price of $17,750,000. G REIT’s net cash proceeds from the sale were $6,952,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves and collateral account. A property disposition fee of $266,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $352,000, or 2.0% of the sales price, was also paid to Grubb & Ellis. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $69,000 as a result of the sale.

Opus Plaza at Ken Caryl — Littleton, Colorado

On July 23, 2007, G REIT sold Opus Plaza at Ken Caryl located in Littleton, Colorado, or the Opus Plaza at Ken Caryl property, to On Dow Avenue Partners, LLC, an unaffiliated third party, for a sales price of $10,400,000. G REIT’s net cash proceeds from the sale were $3,207,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $156,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $312,000, or 3.0% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $177,000 as a result of the sale.

Madrona Buildings — Torrance, California

On August 2, 2007, G REIT sold Madrona Buildings located in Torrance, California, or the Madrona Buildings property, to Dominguez Industrial Center, LLC, an unaffiliated third party, for a sales price of $52,500,000. G REIT’s net cash proceeds from the sale were $15,034,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $788,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $412,000, or 0.8% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date increased by approximately $2,927,000 as a result of the sale.

Eaton Freeway Industrial Park — Phoenix, Arizona

On September 14, 2007, G REIT sold Eaton Freeway Industrial Park located in Phoenix, Arizona, or the Eaton Freeway Industrial Park property, to GD Eaton Freeway, LLC, an unaffiliated third party, for a sales price of $7,825,000. G REIT’s net cash proceeds from the sale were $2,326,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $117,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $235,000, or 3.0% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $555,000 as a result of the sale.

North Pointe Corporate Center — Sacramento, California

On September 14, 2007, G REIT sold North Pointe Corporate Center located in Sacramento, California, or the North Pointe Corporate Center property, to Amstar-34, LLC, an unaffiliated third party, for a sales price of $23,750,000. G REIT’s net cash proceeds from the sale were $23,007,000 after payment of closing costs and other transaction expenses. A property disposition fee of $356,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $285,000, or 1.2% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $1,513,000 as a result of the sale.

Bay View Plaza — Alameda, California

On November 6, 2007, G REIT sold Bay View Plaza located in Alameda, California, or the Bay View Plaza property, of which G REIT owned 97.68%, to Ellis Partners LLC, an unaffiliated third party, for a sales price of $9,700,000. G REIT’s net cash proceeds from the sale were $3,828,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $146,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $194,000, or 2.0% of the sales price, was also paid to Grubb & Ellis. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $967,000 as a result of the sale.

Termination of Property under Contract

On August 8, 2007, G REIT entered into an agreement, which was subsequently amended, to sell Sutter Square Galleria located in Sacramento, California, or the Sutter Square Galleria property, to an unaffiliated third party for a sales price of $7,500,000. On September 21, 2007, the agreement, as amended, was terminated.

Dispositions in 2006

600 B Street — San Diego, California

On July 18, 2006, G REIT sold 600 B Street in San Diego, California, or the 600 B Street property, to Legacy Partners Realty Fund II, LLC, an unaffiliated third party, for a sales price of $95,500,000. G REIT’s cash proceeds were $91,730,000 after closing costs and other transaction expenses. A property disposition fee was paid to Realty of $1,433,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $573,000, or 0.6% of the sales price. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date increased by approximately $755,000 as a result of the sale.

Hawthorne Plaza — San Francisco, California

On September 14, 2006, G REIT sold Hawthorne Plaza located in San Francisco, California, or the Hawthorne Plaza property, to TMG Partners, an unaffiliated third party, for a sales price of $125,000,000. G REIT’s cash proceeds were $68,261,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee was paid to Realty of $1,875,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $750,000, or 0.6% of the sales price. The mortgage loan at the property of $51,719,000 was paid in full upon sale of the property. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date increased by approximately $19,960,000 as a result of the sale.

AmberOaks — Austin, Texas

On September 29, 2006, G REIT sold AmberOaks located in Austin, Texas, or the AmberOaks property, to Chase Merritt, LP, an unaffiliated third party, for a sales price of $46,837,000. G REIT’s cash proceeds were $27,584,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee was paid to Realty of $703,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $611,000, or 1.3% of the sales price. The mortgage loan at the property of $18,050,000 was paid in full upon sale of the property. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date increased by approximately $5,268,000 as a result of the sale.

Brunswig Square — Los Angeles, California

On October 6, 2006, G REIT sold Brunswig Square located in Los Angeles, California, or the Brunswig Square property, to Jamison Properties Inc., an unaffiliated third party, for a sales price of $26,900,000. G REIT’s net cash proceeds from the sale were $9,639,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee of $404,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $336,000, or 1.3% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $2,062,000 as a result of the sale.

Centerpoint Corporate Park — Kent, Washington

On October 17, 2006, G REIT sold Centerpoint Corporate Park located in Kent, Washington, or the Centerpoint Corporate Park property, to Archon Acquisition, LLC, an unaffiliated third party, for a sales price of $77,525,000. G REIT’s net cash proceeds from the sale were $33,707,000 after payment of the related credit facility attributable to the Centerpoint Corporate Park property, closing costs and other transaction expenses. A property disposition fee of $1,163,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $465,000, or 0.6% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date increased by approximately $17,173,000 as a result of the sale.

5508 Highway 290 — Austin, Texas

On November 14, 2006, G REIT sold 5508 Highway 290 located in Austin, Texas, or the 5508 Highway 290 property, to The Commons at Cliff Creek LTD, an unaffiliated third party, for a sales price of $10,200,000. G REIT paid $862,000 upon the disposition of the property to pay off the related credit facility and to pay closing costs and other transaction expenses. A property disposition fee of $150,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $450,000, or 4.4% of the sales price, was also paid to unaffiliated brokers. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $705,000 as a result of the sale.

Department of Children and Family Campus — Plantation, Florida

On November 15, 2006, G REIT sold Department of Children and Family Campus located in Plantation, Florida, or the Department of Children and Family Campus property, to TIC investors managed by our advisor for a sales price of $13,000,000. G REIT’s net cash proceeds from the sale were $2,898,000 after pay-off of the related credit facility and the payment of closing costs and other transaction expenses. As compared to December 31, 2005, G REIT’s net assets available in liquidation as the sales date increased by approximately $3,147,000 as a result of the sale.

Public Ledger Building — Philadelphia, Pennsylvania

On November 22, 2006, G REIT sold Public Ledger Building located in Philadelphia, Pennsylvania, or the Public Ledger Building property, to J Grasso Properties, LLC, an unaffiliated third party for a sales price of $43,000,000. G REIT’s net cash proceeds from the sale were $13,933,000 after pay-off of the related mortgage loan and the payment of closing costs and other transaction expenses. A property disposition fee of $645,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $430,000, or 1.0% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date increased by approximately $558,000 as a result of the sale.

Atrium Building — Lincoln, Nebraska

On December 15, 2006, G REIT sold Atrium Building located in Lincoln, Nebraska, or the Atrium Building property, to Sequoia Investments XVIII, LLC, an unaffiliated third party for a sales price of $5,805,000. G REIT paid $219,000 upon the disposition of the property to pay off the related mortgage loan and to pay closing costs and other transaction expenses. A property disposition fee of $87,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $174,000, or 3.0% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $480,000 as a result of the sale.

Gemini Plaza — Houston, Texas

On December 29, 2006, G REIT sold Gemini Plaza located in Houston, Texas, or the Gemini Plaza property, to Manuchehr Khoshbin, an unaffiliated third party for a sales price of $17,000,000. G REIT’s net cash proceeds from the sale were $5,633,000 after pay-off of the related mortgage loan and the payment of closing costs and other transaction expenses. A property disposition fee of $255,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $251,000, or 1.5% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $2,437,000 as a result of the sale.

Dispositions in 2005

525 B Street — San Diego, California

On August 10, 2005, G REIT sold 525 B Street located in San Diego, California, or the 525 B Street property, to an unaffiliated third party, for a sales price of $116,000,000. In conjunction with the sale of the 525 B Street property, G REIT paid off its existing cross-collateralized debt of $126,000,000 on the 525 B and 600 B Street properties. The sale resulted in G REIT recording a gain of $10,550,000. A property disposition fee of $1,115,000, or 1.0% of the sales price, was paid to Realty and sales commissions of $862,000, or 0.7% of the sales price, was also paid to unaffiliated brokers.

Park Sahara — Las Vegas, Nevada

On December 20, 2005, the Park Sahara property in Las Vegas, Nevada, of which G REIT owned a 4.75% TIC interest, was sold to an unaffiliated third party for a total sales price of $17,455,000. G REIT received net cash proceeds from the sale totaling approximately $273,000 after repayment of debt, closing costs and other transaction expenses. The sale resulted in G REIT recording a net gain of approximately $132,000. A property disposition fee of $320,000, or approximately 1.8% of the total sales price, was paid to Realty and sales commissions of $639,000, or approximately 3.7% of the total sales price, was also paid to unaffiliated brokers.

Acquisitions in 2005

Pursuant to the Advisory Agreement, our advisor or its affiliate is entitled to property acquisition fees in connection with our acquisition of properties. Prior to the adoption of the plan of liquidation, our advisor or its affiliate was entitled to a real estate acquisition fee of up to 3.0% of the purchase price of a property. Certain acquisition fees paid to Realty were passed through to our advisor pursuant to the Realty-Triple Net Agreement.

G REIT acquired the following properties during 2005 (for further discussion on these properties, see Note 6 — “Real Estate Investments”):

Property	Property Location	Date Acquired	Ownership %

Opus Plaza at Ken Caryl	Littleton, Colorado	September 12, 2005	100%
Eaton Freeway	Phoenix, Arizona	October 21, 2005	100%

During the year ended December 31, 2005, G REIT completed the acquisition of two wholly-owned properties, adding a total of 124,000 square feet of GLA to its property portfolio. The aggregate purchase price of the two consolidated properties was $17,764,000, of which $11,700,000 was financed with mortgage debt. Realty was paid $448,000 in real estate acquisition fees. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, G REIT allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2005, G REIT allocated and recorded $2,846,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Such intangible assets are being amortized over the term of each of the underlying tenant leases ranging from 44 to 140 months. Total amortization of the lease intangible assets for 2005 was $109,000. On one of G REIT’s acquisitions, G REIT recorded a lease intangible liability related to the acquired below market lease which aggregated $127,000 during 2005. The lease intangible liability is being amortized over the term of the underlying tenant lease of 56 months. Amortization of $5,000 was recorded for this lease intangible liability during 2005.

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

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets were adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by TICs were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of our remaining assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets included in the consolidated financial statements. The net assets represent the estimated liquidation value of our remaining assets available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

In accordance with the plan of liquidation, we continue to actively manage our property portfolio to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Under the adoption of the plan of liquidation, we will not acquire any new properties, and are focused on liquidating our remaining assets.

Asset (Liability) for Estimated Receipts (Costs) in Excess of Estimated (Costs) Receipts during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing the plan of liquidation. We currently estimate that we will have operating cash inflows from our estimated receipts in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

The change in the asset for estimated receipts in excess of estimated costs during liquidation as of December 31, 2007 is as follows:

	As of December 31,	Cash Payments	Change in	As of December 31,
	2006	and (Receipts)	Estimates	2007

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$12,424,000	$(9,554,000)	$1,158,000	$4,028,000
Liabilities:
Liquidation costs	(5,291,000)	1,417,000	1,871,000	(2,003,000)
Capital expenditures	(4,092,000)	3,012,000	102,000	(978,000)

	$(9,383,000)	$4,429,000	$1,973,000	$(2,981,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$3,041,000	$(5,125,000)	$3,131,000	$1,047,000

The change in the asset (liability) for estimated receipts (costs) in excess of estimated (costs) receipts during liquidation as of December 31, 2006 is as follows:

	As of December 31,	Cash Payments	Change in	As of December 31,
	2005	and (Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$24,390,000	$(27,104,000)	$15,138,000	$12,424,000
Liabilities:
Liquidation costs	(4,418,000)	2,697,000	(3,570,000)	(5,291,000)
Liquidating distributions to stockholders	(8,226,000)	8,235,000	(9,000)	—
Capital expenditures	(13,265,000)	9,804,000	(631,000)	(4,092,000)

	(25,909,000)	20,736,000	(4,210,000)	(9,383,000)

Total asset (liability) for estimated receipts (costs) in excess of estimated (costs) receipts during liquidation	$(1,519,000)	$(6,368,000)	$10,928,000	$3,041,000

Accrued distributions to stockholders included in the liability for estimated costs in excess of estimated receipts during liquidation at December 31, 2005 included the estimated monthly liquidating distributions at an annualized rate of 7.50% expected to be paid pursuant to the plan of liquidation. The cash payments in distributions to stockholders include distributions paid of $8,235,000 for the first quarter of 2006. Subsequent to March 31, 2006, all distributions have been in the form of liquidating distributions to G REIT’s stockholders and recorded when approved.

Net Assets in Liquidation

The net assets in liquidation as of December 31, 2007 of $96,633,000 plus cumulative liquidating distributions through December 31, 2007 of approximately $381,694,000 (which were paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us) would result in liquidating distributions to our beneficiaries per unit of approximately $10.89 per unit (of which $8.69 per share was paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us). These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Properties Held for Sale

Prior to the adoption of the plan of liquidation, we accounted for our properties held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. Prior to the adoption of the plan of liquidation, we reclassified amounts related to the operating properties in the consolidated financial statements to reflect the reclassification required by SFAS No. 144.

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

Revenue Recognition and Allowance for Doubtful Accounts

Prior to the adoption of the plan of liquidation, we recognized base rental income on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements were credited or charged, as applicable, to rent receivable. We maintained an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintained an allowance for deferred rent receivables arising from the straight-lining of rents. G REIT determined the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees, if applicable, and current economic conditions. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Rental revenue is recorded on a contractual basis under the liquidation basis of accounting. In accordance with the plan of liquidation, as of December 31, 2007 and 2006, G REIT adjusted tenant receivables and deferred rent receivable to their net realizable value.

Impairment

Prior to the adoption of the plan of liquidation, G REIT’s properties were carried at the lower of historical cost less accumulated depreciation or fair value. G REIT assessed the impairment of a real estate asset when events or changes in circumstances indicated that the net book value may not be recoverable. Indicators G REIT considered important and which it believed could trigger an impairment review include the following:

•	significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.

In the event that the carrying amount of a property exceeded the sum of the undiscounted cash flows (excluding interest) that were expected to result from the use and eventual disposition of the property, G REIT would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimate of expected future net cash flows was inherently uncertain and relied on subjective assumptions which were dependent upon future and current market conditions and events that affect the ultimate value of the property. It required G REIT to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. G REIT did not record any impairment losses for the year ended December 31, 2005.

As of December 31, 2005, the operating properties were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to December 31, 2005, all changes in the estimated fair value of the operating properties, less estimated costs to sell, are adjusted to fair value with a corresponding change to G REIT’s net assets in liquidation.

Investment in Unconsolidated Real Estate

Prior to the adoption of the plan of liquidation, G REIT accounted for itsinvestment in unconsolidated real estate operating property using the equity method of accounting. Accordingly, G REIT reported its net equity in G REIT’s proportionate share of the total investment in unconsolidated real estate as “Investment in unconsolidated real estate” on G REIT’s consolidated balance sheet. G REIT reported its proportionate share of the total earnings of G REIT’s investment in unconsolidated real estate as “Equity in earnings of unconsolidated real estate” on G REIT’s consolidated statements of operations. Under the liquidation basis of accounting all of G REIT’s investments in unconsolidated real estate are recorded at estimated fair value less costs to sell.

Qualification as a REIT

G REIT has operated so as to qualify for taxation as a REIT under the Code since the taxable year ended December 31, 2002. G REIT’s qualification and taxation as a REIT depended on its ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, numerous requirements established under highly technical and complex Code provisions subject to interpretation.

If G REIT failed to qualify as a REIT in any taxable year, G REIT would have been subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to relief under specific statutory provisions, G REIT also would have been disqualified as a REIT for four taxable years following the year during which qualification was lost. G REIT continued to qualify as a REIT until its dissolution on January 28, 2008.

Factors which May Influence Future Changes in Net Assets in Liquidation

Rental Income

The amount of rental income generated by our properties depends principally on Realty’s ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations

As of December 31, 2007, our consolidated properties were 57.2% leased. 16.3% of the leased GLA expires during 2008. Our leasing strategy for 2008 and through the plan of liquidation focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals with the existing tenant. Of the leases expiring in 2008, we anticipate, but cannot assure, that approximately 96.7% of the tenants will renew for another term.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete the plan of liquidation by December 31, 2008, we expect that our efforts to continue to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies against us, which could reduce and/or delay the amount of liquidating distributions to our beneficiaries under the plan of liquidation.

Changes in Net Assets in Liquidation

For the Year Ended December 31, 2007

Net assets in liquidation decreased $192,106,000, or $4.37 per share, during the year ended December 31, 2007. The primary reasons for the decrease in net assets were a decrease in real estate assets of $347,682,000, or $7.92 per share, a decrease in cash and cash equivalents of $45,827,000 or $1.04 per share, and a decrease in restricted cash of $7,256,000, or $0.17 per share, offset by a decrease in mortgage loans payable of $206,996,000, or $4.71 per share.

The overall decrease in real estate assets during the year ended December 31, 2007 was primarily due to: (i) a decrease of $342,107,000, or $7.79 per share, due to the sale of the Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street, North Belt Corporate Center, Opus Plaza at Ken Caryl, Madrona Buildings, North Pointe Corporate Center, Eaton Freeway Industrial Park and Bay View Plaza properties; (ii) a decrease of $903,000, or $0.02 per share, as a result of the anticipated sale of the Pax River Office Park property which closed on March 12, 2008; and (iii) a decrease of $6,314,000, or $0.14 per share, in the in the expected liquidation value of certain other properties. The decrease was partially offset by an increase of $1,642,000, or $0.04 per share, in the expected liquidation value of certain other properties. The decrease in cash and cash equivalents during the year ended December 31, 2007 was primarily due to the distributions to stockholders of approximately $188,912,000, or $4.30 per share, offset by net proceeds of $139,833,000 or $3.18 per share, received on the sale of the Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street, North Belt Corporate Center, Opus Plaza at Ken Caryl, Madrona Buildings, North Pointe Corporate Center, Eaton Freeway Industrial Park and Bay View Plaza properties.

The decrease in restricted cash during the year ended December 31, 2007, was primarily due to the return of lender required reserves in conjunction with the sale of properties. The decrease in mortgage loans payable during the year ended December 31, 2007 was primarily due to the sale of our Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street, North Belt Corporate Center, Opus Plaza at Ken Caryl, Madrona Buildings, Eaton Freeway Industrial Park and Bay View Plaza properties and the payoff of the mortgage loan at the Sutter Square Galleria property.

For the Year Ended December 31, 2006

Net assets in liquidation decreased $164,720,000, or $3.75 per share, during the year ended December 31, 2006. The primary reasons for the decrease in net assets includes: (i) a decrease in real estate investments of $418,779,000, or $9.54 per share; (ii) a decrease in restricted cash of $5,733,000, or $0.13 per share; (iii) a decrease in investment in marketable securities of $7,617,000, or $0.17 per share; and (iv) a decrease in the liability for estimated costs in excess of estimated receipts during liquidation of $4,560,000, or $0.10 per share, resulting in an asset for estimated receipts in excess of estimated costs during liquidation as offset by (a) an increase in cash and cash equivalents of $69,639,000, or $1.59 per share; (b) a decrease in mortgage loans payable and amounts owed under a credit facility and other debt of $185,530,000, or $4.22 per share; (c) a decrease in accounts payable and accrued liabilities of $5,614,000, or $0.13 per share; and (d) a decrease in security deposits and prepaid rent of $2,360,000, or $0.05 per share.

The overall decrease in the value of real estate assets during the year ended December 31, 2006 includes: (i) a decrease of $400,513,000, or $9.12 per share, due to the sale of the 600 B Street, Hawthorne Plaza, AmberOaks, Brunswig Square, Centerpointe Corporate Park, 5508 Highway 290, Department of Children and Family Campus, Public Ledger Building, Atrium Building and Gemini Plaza properties during the year ended December 31, 2006; (ii) a decrease of $2,587,000, or $0.06 per share, in the anticipated sales prices of the One World Trade Center and One Financial Plaza properties pursuant to executed purchase and sale agreements; and (iii) a decrease of $20,777,000, or $0.47 per share, in the expected liquidation values of certain other properties; as offset by (a) an increase of $1,021,000, or $0.02 per share, as a result of the anticipated sale of the Two Corporate Park property which closed on January 11, 2007; (b) an increase of $39,000, or less than $0.01 per share, as a result of the anticipated sales price of the Opus Plaza at Ken Caryl property pursuant to an executed purchase and sale agreement and (c) an increase of $4,038,000, or $0.09 per share, in the expected liquidation value of certain other properties. The increase in cash and cash equivalents is primarily due to the proceeds received on the sale of our properties which closed in the fourth quarter of 2006. The decrease in restricted cash, accounts payable and accrued liabilities, security deposits and prepaid rent, mortgage loans payable and amounts owed under a credit facility is primarily due to the sale of our properties during the year ended December 31, 2006. The decrease in investment in marketable securities is due to the liquidation of investments in marketable securities during the year ended December 31, 2006.

Results of Operations

G REIT’s operating results were primarily comprised of income derived from its portfolio of properties. Because of the adoption of the plan of liquidation, all operating activity from the properties for the year ended December 31, 2005 has been reclassified to discontinued operations.

Results of operations for the year ended December 31, 2005

Year Ended
December 31,
2005

Expenses:
General and administrative	$4,006,000

Operating loss	(4,006,000)
Other (expense) income:
Interest (including amortization of deferred financing costs)	(2,054,000)
Interest and dividend income	695,000
Gain on sale of marketable securities, unconsolidated real estate and joint venture	572,000
Equity in earnings of unconsolidated real estate	1,337,000
Other expense, net	(250,000)

Loss from continuing operations before discontinued operations	(3,706,000)
Discontinued operations:
Gain on sale of real estate	10,550,000
Loss from discontinued operations	(4,215,000)

6,335,000

Net income	$2,629,000

The following is a discussion of the results of operations for the year ended December 31, 2005.

General and Administrative Expenses

General and administrative expenses of $4,006,000 consisted primarily of third party professional legal and accounting fees related to G REIT’s SEC filing requirements.

Interest Expense

Interest expense of $2,054,000 consisted primarily of interest and loan fee amortization related to a credit facility with LaSalle National Bank Association, or LaSalle, interest due to the breakage of mortgage rate lock deposits in June 2005 and September 2005 and margin loan interest due to the margin borrowings on G REIT’s Margin Securities Account with the Margin Lending Program at Merrill Lynch in 2005.

Interest and Dividend Income

Interest and dividend income of $695,000 consisted primarily of interest earned as a result of the breakage of a rate lock deposit in August 2005, interest earned on the refinancing proceeds that were held in an escrow account for two and a half months after the refinancing of one of G REIT’s properties, interest earned on a mortgage rate lock deposit in accordance with the terms of the rate lock agreement, interest and dividends earned on G REIT’s investment in marketable equity securities and interest earned on cash balances in interest bearing accounts.

Gain on Sale of Marketable Securities, Unconsolidated Real Estate and Joint Venture

Gain on sale of marketable securities, unconsolidated real estate and joint venture of $572,000 for the year ended December 31, 2005 was due to the purchase and sale of the investments in G REIT’s Merrill Lynch account of $440,000 and the gain on sale of Park Sahara of $132,000 in 2005.

Equity in Earnings of Unconsolidated Real Estate

Equity in earnings of unconsolidated real estate of $1,337,000 consisted of G REIT’s pro rata share of the earnings at Congress Center located in Chicago, Illinois, or the Congress Center property, and Park Sahara located in Las Vegas, Nevada, or the Park Sahara property.

Other Expense

Other expense of $250,000 consisted of $309,000 in defeasance costs associated with the refinancing of Sutter Square on November 18, 2005 offset by other income of $59,000 associated with property management and accounting fee reimbursements related to our investments in the Congress Center and Park Sahara properties.

Loss from Continuing Operations

Loss from continuing operations was $3,706,000, or $0.08 per basic and diluted share, for the year ended December 31, 2005.

Loss from Discontinued Operations

Loss from discontinued operations was $4,215,000 and consisted of the net operating results of consolidated properties. In accordance with the plan of liquidation, all consolidated properties are included in discontinued operations.

Gain on Sale of Real Estate — Discontinued operations

Gain on sale of real estate was $10,550,000 for the year ended December 31, 2005 and consisted of the gain on sale of the 525 B Street property which was sold on August 10, 2005.

Net Income

Net income was $2,629,000, or $0.06 per basic and dilutive share.

Liquidity and Capital Resources

As of December 31, 2007, total assets and net assets in liquidation were $121,529,000 and $96,633,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our remaining assets in accordance with the plan of liquidation. We estimate that the net proceeds from the sale of our remaining assets pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our remaining assets or the net proceeds therefrom.

Current Sources of Capital and Liquidity

We anticipate, but can not assure, that our cash flow from operations and sales of our remaining assets will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities. Due to the uncertain timing of property sales and the maturity of certain debt obligations coming due, we may need to refinance one or more of our properties and/or request extensions of the terms of existing financing agreements.

The plan of liquidation gives our Trustees the power to sell any and all of our remaining assets without further approval by our beneficiaries and provides that liquidating distributions be made to our beneficiaries as determined at the discretion of our Trustees. Although we can provide no assurances, we currently expect to sell all of our remaining assets by September 30, 2008 and anticipate completing the plan of liquidation by December 31, 2008.

Factors Which May Influence Future Sources of Capital and Liquidity

SEC Investigation

On September 16, 2004, our advisor advised G REIT that it learned that the SEC Los Angeles Enforcement Division, or the SEC Staff, was conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our advisor relating to disclosure in public and private securities offerings sponsored by our advisor and its affiliates, or the Triple Net securities offerings (including offerings by G REIT). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our advisor is engaged in settlement negotiations with the SEC Staff regarding this matter. Based on these negotiations, our advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC Staff must be approved by the Commissioners. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our advisor that, if obtained, could materially adversely affect our advisor’s ability to perform its duties to us. The matters that are the subject of this investigation could also give rise to claims against our advisor by investors in its existing real estate investment programs which could adversely affect our advisor’s performance with respect to us. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables

In connection with G REIT’s initial and second public offerings of common stock conducted through “best efforts” offerings from July 22, 2002 through April 30, 2004, G REIT disclosed the prior performance of all public and private investment programs sponsored by our advisor. Our advisor determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our advisor have invested either along side or in other programs sponsored by our advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for limited liability company investments; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our advisor’s program and aggregate portfolio operating results. At this time there is no litigation related to the prior performance tables.

Revised prior performance tables reflecting corrected numbers and disclosures from those initially included in G REIT’s prospectuses dated July 22, 2002 and January 23, 2004 were included in G REIT’s definitive proxy statement and G REIT’s Current Report on Form 8-K filed with the SEC on January 13, 2006.

Debt Financing

The Western Place I & II property is required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements. On November 1, 2007, the $24,000,000 secured mortgage loan with LaSalle on the Western Place I & II property, of which we own 78.5%, matured. As a result, as of December 31, 2007, G REIT was in default on the mortgage loan with LaSalle. On February 26, 2008, we, along with our co-owners, or the Western Place Owners, refinanced the Western Place I & II property’s mortgage loan with Wachovia Bank, National Association, or Wachovia, in the principal amount of $28,000,000. The loan matures on February 28, 2009, and provides for monthly interest-only payments due on the first day of each calendar month, beginning April 1, 2008. At the option of the Western Place Owners, the loan bears interest at per annum rates equal to: (a) 30-day LIBOR plus 1.65% per annum; or (b) the Prime Rate, as announced by Wachovia from time to time as its prime rate. If any monthly installment that is due is not received by Wachovia on or before the 15th day of each month, the loan provides for a late charge equal to 4.0% of such monthly installment. In the event of a default, the loan also provides for a default interest rate of 4.0% per annum plus the greater of the LIBOR Rate or the Prime Rate. The loan may be prepaid in whole or in part, without paying a prepayment premium. The loan documents contain certain customary representations, warranties, covenants and indemnities. In addition, the Western Place Owners entered into an interest rate swap agreement, or the ISDA Agreement, in conjunction with refinance of the Western Place I & II property. As a result of the ISDA Agreement, the Western Place loan bears interest at a nominal fixed rate of 6.21% per annum from February 26, 2008 through February 28, 2009; and provides for monthly interest-only payments due on the first business day of each calendar month commencing on April 1, 2008. As a result of the refinancing, the Western Place Owners borrowed $24,250,000. In addition, there is $3,750,000 available for general tenant improvements, leasing commissions and capital improvements under the mortgage loan, which shall be released as work or leasing costs are incurred and evidence of such costs is provided to the satisfaction of lender. As of March 24, 2008, there was $24,250,000, of which $19,036,000 represents our pro rata share, outstanding on the mortgage loan with Wachovia.

The composition of G REIT’s aggregate debt balances as of December 31, 2007 and 2006 (liquidation basis) were as follows:

			Weighted-
			Average
	Total Debt		Interest Rate
	As of December 31,		As of December 31,
	2007	2006	2007	2006
	(Liquidation basis)

Mortgage debt	$18,840,000	$225,836,000	8.13%	5.65%
Fixed rate and variable rate
Fixed rate	$—	$196,321,000	—	5.32%
Variable rate	$18,840,000	$29,515,000	8.13%	7.86%

As of December 31, 2007, interest payments on the mortgage debt was variable and the mortgage debt was exposed to fluctuations on the one-month LIBOR rate.

G REIT had restricted cash balances of $1,299,000 as of December 31, 2007 that were held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with G REIT’s loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

Other Liquidity Needs

G REIT was required to distribute 90.0% of its REIT taxable income, excluding capital gains, on an annual basis in order to qualify as a REIT for federal income tax purposes. All such distributions were at the discretion of G REIT’s board of directors. The amount of distributions depended on G REIT’s funds from operations, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and other factors G REIT’s board of directors deemed relevant. G REIT met its REIT distribution requirements for 2007. Amounts accumulated for distribution to G REIT’s stockholders were invested primarily in interest-bearing accounts and short-term interest-bearing securities, which were consistent with G REIT’s intention to maintain its qualification as a REIT. Such investments included, for example, certificates of deposit and interest-bearing bank deposits.

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. G REIT made and declared liquidating distributions to its stockholders in the aggregate amount of $381,694,000, or $8.69 per share, during the year ended December 31, 2007. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties. While the plan of liquidation provided that monthly distributions would terminate following the payment of liquidating distributions totaling $150,000,000, G REIT’s board of directors determined to continue to pay monthly distributions at an annualized rate of 7.50% on the share value remaining of $2.10. Our Trustees will continue to evaluate the payment of monthly liquidating distributions on an on-going basis as more properties are sold and additional special liquidating distributions are paid to beneficiaries. Every payment of liquidating distributions will be subject to the availability of cash and the discretion of our Trustees.

As of December 31, 2007, G REIT had $2,981,000 of commitments and expenditures during the liquidation period comprised of the following: $2,003,000 of liquidation costs and $978,000 of capital expenditures. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.

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

Liquidating distributions to our beneficiaries will be determined by our Trustees in their sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures and other factors our Trustees may deem relevant.

The stated range of stockholder distributions disclosed in the plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs that could reduce net assets actually realized; (ii) winding up our business significantly faster than anticipated which could eliminate some of the anticipated costs and result in higher net liquidation proceeds; (iii) a delay in our liquidation that could result in higher than anticipated costs and lower net liquidation proceeds; and (iv) change in circumstances, such as, the discovery of new environmental issues or loss of a tenant that may that may result in actual net proceeds realized from the sale of assets being significantly lower than currently estimated.

G REIT’s distributions of amounts in excess of its taxable income have resulted in a return of capital to G REIT stockholders. The income tax treatment for distributions reportable for the years ended December 31, 2007, 2006 and 2005, was as follows:

	December 31,
	2007		2006		2005

Ordinary income	$—	—	$2,829,000	1.40%	$3,333,000	10.12%
Capital gain	—	—	—	—	11,963,000	36.34%
Return of capital	—	—	2,661,000	1.32%	17,628,000	53.54%
Liquidating distributions	190,010,000	100.00%	196,597,000	97.28%	—	—

	$190,010,000	100.00%	$202,087,000	100.00%	$32,924,000	100.00%

Subsequent to March 31, 2006, approximately $188,912,000, or $4.30 per share, and $192,782,000, or $4.39 per share, of liquidating distributions to G REIT stockholders were paid for the years ended December 31, 2007 and 2006, respectively, and are treated by stockholders as proceeds from the sale of their stock.

Subject to our Trustees’ determinations and in accordance with the plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, dispositions of assets, and additional long-term secured and unsecured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We will instead, seek to refinance such debt at maturity or retire such debt through the disposition of the underlying property.

If we experience lower occupancy levels and reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If any or all of these events occur and if our Trustees continue to declare distributions to our beneficiaries at current levels, we may experience a cash flow deficit in subsequent periods. In connection with such a shortfall in net cash available, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could adversely impact our financial results and our ability to fund working capital and our other unanticipated cash needs.

Cash Flows

For the Year Ended December 31, 2005

Cash flows provided by operating activities was $19,697,000 for the year ended December 31, 2005.

Cash flows provided by investing activities were $80,432,000 for the year ended December 31, 2005 and were primarily related to the sale of the 525 B Street property in August 2005 offset by increases in capital expenditures, the purchase of the Opus Plaza and Eaton Freeway properties in September 2005 and October 2005, respectively, and increases in restricted cash.

Cash flows used in financing activities were $110,351,000 for the year ended December 31, 2005. The use of cash was primarily for repayments of amounts borrowed under the credit facility and mortgage debt. In addition, cash distributions paid to G REIT stockholders in 2005 were $32,888,000.

As a result of the above, cash and cash equivalents for the year ended December 31, 2005 was $7,345,000.

Capital Resources

General

We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments.

The primary uses of cash are to fund distributions to our beneficiaries and for debt service. We may also regularly require capital to invest in our existing portfolio of operating assets in connection with routine capital improvements and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

In accordance with the plan of liquidation, we anticipate our source for the payment of our liquidating distributions to our beneficiaries to be primarily from the net proceeds from the sale of our remaining assets and funds from operating activities. We will require up to $978,000 for the year ended December 31, 2008 for capital expenditures, including, without limitation, tenant and/or capital improvements and lease commissions. We intend to use proceeds from the sale of properties to provide funds to the extent the reserves on deposit with the lender of $1,299,000 as of December 31, 2007, are not sufficient or cannot be used for these expenditures.

Financing

Total debt decreased as a result of the sale of ten properties during the year ended December 31, 2007 that had mortgage debt that was paid off upon sale of the property. As of December 31, 2007 and December 31, 2006, mortgage loans payable secured by property held for sale balances were $18,840,000 and $225,836,000, respectively.

The credit facility with LaSalle matured on January 30, 2006. On January 25, 2006, G REIT, as the general partner for G REIT, L.P., entered into a Second Amended and Restated Credit Agreement, or Amended Credit Agreement, for the credit facility in the amount of $58,369,000, with lenders: (i) LaSalle; (ii) Bank of America, National Association, or Bank of America; and (iii) Citizens Financial Bank, or Citizens Financial; with LaSalle acting as agent for the lenders. The credit facility matured on January 30, 2007. Advances under this credit facility were collateralized by the mortgaged properties and proceeds thereof. Advances bore interest, at G REIT’s election, at the prime rate or the one-month LIBOR rate plus a margin of 2.25%, when G REIT met certain conditions, which included no default on advances, and full compliance with the other covenants. The advances were subject to a floor rate of 3.5% and required interest only payments on a monthly basis.

The Amended Credit Agreement contained covenants that were comparable to those of other real estate investment trusts and facilitated the plan of liquidation which was thereafter approved by G REIT stockholders on February 27, 2006. These covenants included, among others: a limitation on the incurrence of additional indebtedness; a limitation on mergers, investments, acquisitions, and dividend distributions; and maintenance of specified financial ratios. The Amended Credit Agreement contained normal events of default for an agreement of this type. The nonpayment of any outstanding principal, interest, fees or amounts due under the credit facility and the failure to perform or observe covenants in the loan documents, among other things, could have resulted in events of default. Additionally, under the terms of the Amended Credit Agreement, at no time during the loan should the borrowing base be made up of less than two properties or G REIT minimum net worth equal to less than $150,000,000.

On October 17, 2006, G REIT entered into a First Amendment to Second Amended and Restated Credit Agreement, or the Amendment. The material terms of the Amendment provided for the following: (i) the release of the Centerpoint Corporate Park property as a mortgaged property under the terms of the Amended Credit Agreement; (ii) that upon receipt of proceeds, or the Proceeds, from the Release Price (as defined in the Amended Credit Agreement) resulting from the sale of Centerpoint Corporate Park property, Bank of America and Citizens Financial Bank would have received full payment of their Commitments (as defined in the Amended Credit Agreement); (iii) and that upon receipt of the Proceeds, Bank of America and Citizens Financial should no longer serve as lenders under the Credit Agreement and should each deem any promissory notes or note assumptions they hold as paid in full and returned to G REIT. On October 17, 2006, G REIT paid down $39,900,000 on the credit facility in conjunction with the sale of the Centerpoint Corporate Park property. With the $39,900,000 payment, Bank of America and Citizens Financial received full repayment of their commitments and LaSalle received the remaining balance of the Release Price payment. As a result, the principal balance of LaSalle’s commitment was $18,469,000 and Bank of America and Citizens Financial were no longer lenders under the Credit Agreement. On November 14, 2006, G REIT paid down $9,588,000 on the credit facility in conjunction with the sale of the 5508 Highway 290 property. G REIT paid off the remaining principal balance on the credit facility of $8,881,000 in conjunction with the sale of the Department of Children and Family Campus property on November 15, 2006 and terminated the credit facility.

As of December 31, 2007, G REIT had $30,985,000 in cash and cash equivalents. In addition, G REIT has restricted cash balances of $1,299,000 as of December 31, 2007 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

Unconsolidated Debt

Total mortgage debt on the unconsolidated property, the Congress Center property, was $96,101,000 and $97,308,000 as of December 31, 2007 and 2006, respectively. Our share of the unconsolidated debt, based on ownership percentage, was $28,830,000 and $29,192,000 as of December 31, 2007 and 2006, respectively.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of its intent to exercise its option to terminate its lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender under our mortgage debt, the lender was entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the co-owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender was entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our advisor or its affiliates or NNN 2002 Value Fund, LLC, or our affiliate co-owner, will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. G REIT, along with T REIT Liquidating Trust (successor of T REIT, Inc.) and our affiliate co-owner paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2007, G REIT has advanced $273,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with T REIT Liquidating Trust (successor of T REIT, Inc.) and our affiliate co-owner, will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Realty has begun marketing efforts to re-lease the space as a result of the lease termination on January 1, 2008; however, our failure to replace this tenant may reduce or delay our liquidating distributions to our beneficiaries.

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2007, the Congress Center property was in compliance with all such covenants.

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

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on outstanding indebtedness, which includes mortgage payments on one of our properties. As of December 31, 2007, the Western Place I & II property, of which we own 78.5%, was subject to an existing mortgage, which had an aggregate principal amount outstanding of $24,000,000. G REIT’s total debt consisted of $18,840,000 on a liquidation basis, of variable rate debt at a weighted-average interest rate of 8.13% per annum. As of December 31, 2007, the weighted-average interest rate on G REIT’s outstanding debt was 8.13% per annum.

The scheduled principal payments for the next five years, as of December 31, 2007 (liquidation basis) are as follows:

Year	Amount

2008	$18,840,000
2009	—
2010	—
2011	—
2012	—
Thereafter	—

$18,840,000

Contractual Obligations

The following table provides information with respect to the maturities, including scheduled principal repayments of secured debt, as well as scheduled interest payments of variable rate debt as of December 31, 2007. It also provides information about the minimum commitments due in connection with ground lease obligations as of December 31, 2007. The table does not reflect any available extension options.

	Payments Due by Period (Liquidation Basis)
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
State	(2008)	(2009-2010)	(2011-2012)	(After 2012)	Total

Principal payments — variable rate debt	$18,840,000	$—	$—	$—	$18,840,000
Interest payments — variable rate debt (based on rate in effect as of December 31, 2007)	1,202,000	—	—	—	1,202,000
Ground lease obligations(1)	—	—	—	—	—
Tenant improvement and lease commission obligations	84,000	—	—	—	84,000

Total	$20,126,000	$—	$—	$—	$20,126,000

(1)	The Sutter Square Galleria property is subject to a ground lease expiring in 2040 with one 10-year option period thereafter. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

Until we complete the plan of liquidation, we will be exposed to inflation risk as income from long-term leases at our properties is expected to be the primary source of our cash flows from operations. The majority of our tenant leases provide protection from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, among other factors, the leases may not re-set frequently enough to cover inflation.

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

We believe our FFO reporting for G REIT complies with NAREIT’s policy described above.

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

The following is the calculation of FFO for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003

Net income	$2,629,000	$(1,876,000)	$78,000
Add:
Depreciation and amortization — discontinued operations	38,519,000	34,730,000	3,718,000
Depreciation and amortization — unconsolidated properties	195,000	1,457,000	1,223,000
Less:
Gain on sale of real estate and joint venture (net of related income tax)	(10,682,000)	(493,000)	—

Funds from operations	$30,661,000	$33,818,000	$5,019,000

Weighted-average common shares outstanding — basic and diluted	43,867,000	37,336,000	8,243,000

Gain on the sale of investments included in net income and FFO	$440,000	$251,000	$—

Subsequent Events

Plan of Liquidation

On January 28, 2008, G REIT transferred its assets to, and its liabilities were assumed by, us in accordance with the plan of liquidation and the Liquidating Trust Agreement.

Real Estate Investments

Dispositions in 2008

Pax River Office Park — Lexington, Maryland

On March 12, 2008, we sold the Pax River Office Park property located in Lexington, Maryland to Hampshire Global Partners, LLC, an unaffiliated third party, for a sales price of $14,475,000. Our net cash proceeds from the sale were $13,984,000 after payment of closing costs and other transaction expenses. A sales commission of $253,000, or 1.7% of the sales price, was paid to an unaffiliated broker. As compared to December 31, 2006, our net assets available in liquidation as of the sales date decreased by approximately $903,000, or $0.02 per share, as a result of the sale.

Mortgage Loans Payable Secured by Properties Held for Sale

On February 26, 2008, we, along with our co-owners, or the Western Place Owners, refinanced the Western Place I & II property’s mortgage loan with Wachovia, in the principal amount of $28,000,000. The loan matures on February 28, 2009, and provides for monthly interest-only payments due on the first day of each calendar month, beginning April 1, 2008. At the option of the Western Place Owners, the loan bears interest at per annum rates equal to: (a) 30-day LIBOR plus 1.65% per annum; or (b) the Prime Rate, as announced by Wachovia from time to time as its prime rate. If any monthly installment that is due is not received by Wachovia on or before the 15th day of each month, the loan provides for a late charge equal to 4.0% of such monthly installment. In the event of a default, the loan also provides for a default interest rate of 4.0% per annum plus the greater of the LIBOR Rate or the Prime Rate. The loan may be prepaid in whole or in part, without paying a prepayment premium. The loan documents contain certain customary representations, warranties, covenants and indemnities. In addition, the Western Place Owners entered into an interest rate swap agreement, or the ISDA Agreement, in conjunction with refinance of the Western Place I & II property. As a result of the ISDA Agreement, the Western Place loan bears interest at a nominal fixed rate of 6.21% per annum from February 26, 2008 through February 28, 2009; and provides for monthly interest-only payments due on the first business day of each calendar month commencing on April 1, 2008. As a result of the refinancing, the Western Place Owners borrowed $24,250,000. In addition, there is $3,750,000 available for general tenant improvements, leasing commissions and capital improvements under the mortgage loan, which shall be released as work or leasing costs are incurred and evidence of such costs is provided to the satisfaction of lender. As of March 24, 2008, there was $24,250,000, of which $19,036,000 represents our pro rata share, outstanding on the mortgage loan with Wachovia.

Unconsolidated Debt

In connection with the transfer of assets and liabilities from G REIT to us on January 28, 2008, we may be required to pay a transfer fee of up to $288,000 with respect to the assumption of certain debt obligations by us related to the unconsolidated property. We are in the process of working with the lender to finalize the terms of the transfer of this obligation.

Unconsolidated Debt Due to Related Parties

On February 1, 2008, the Congress Center property, of which we own 30.0%, entered into an unsecured loan with NNN Realty Advisors, Inc., or NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured note provides for a maturity date of July 31, 2008, bears interest at a fixed rate of 7.64% per annum and requires monthly interest-only payments for the term of the unsecured note.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The adoption of FIN No. 48 did not have a material impact on G REIT’s or our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. G REIT adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on G REIT’s or our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. G REIT adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on G REIT’s or our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk — related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2007 (on a liquidation basis), the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Variable rate debt	$18,840,000	$—	$—	$—	$—	$—	$18,840,000	$18,840,000
Average interest rate on maturing debt (based on rate in effect as of December 31, 2007)	8.13%	—	—	—	—	—	8.13%

The weighted-average interest rate of G REIT’s mortgage debt as of December 31, 2007 was 8.13% per annum. As of December 31, 2007, G REIT’s mortgage debt consisted of $18,840,000 of variable rate debt at a variable interest rate of 8.13% per annum. An increase in the variable interest rate on such mortgage debt constitutes a market risk. As of December 31, 2007, for example a 0.50% increase in LIBOR would have decreased our overall net assets by $94,000, or less than 0.10%.

Our exposure to market changes in interest rates is similar to that which G REIT faced as of December 31, 2006. The table below presents, as of December 31, 2006 (on a liquidation basis), the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

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

The weighted-average interest rate of G REIT’s mortgage debt as of December 31, 2006 was 5.65% per annum. As of December 31, 2006, G REIT’s mortgage debt consisted of $196,321,000, or 86.9%, of the total debt at a fixed interest rate of 5.32% per annum and $29,515,000, or 13.1%, of the total debt at a variable interest rate of 7.86% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2006, for example a 0.50% increase in LIBOR would have decreased G REIT’s overall net assets by $148,000, or less than 0.06%.

Item 8.	Financial Statements and Supplementary Data.

See the index included at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We did not employ independent accountants to perform an audit on the financial statements contained in this Form 10-K.

Item 9A(T).	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC, rules and forms, and that such information is accumulated and communicated to us, including our Trustees and advisor, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of December 31, 2007, an evaluation was conducted under the supervision and with the participation of our Trustees and advisor of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Trustees concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting.  Our Trustees are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Trustees and with the participation of our Trustees and advisor, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our evaluation under the Internal Control-Integrated Framework, our Trustees concluded that our internal control over financial reporting was effective as of December 31, 2007.

(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Trustees’ report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only Trustees’ report in this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

As of March 24, 2008, we have no directors or executive officers. G REIT Liquidating Trust is administered by our five Trustees, consisting of the following:

Name	Age	Position	Term of Office

Gary Hunt	59	Trustee	Since January 2008
W. Brand Inlow	54	Trustee	Since January 2008
Edward A. Johnson	56	Trustee	Since January 2008
D. Fleet Wallace	40	Trustee	Since January 2008
Gary T. Wescombe	65	Chairman of the Trustees	Since January 2008

Gary H. Hunt previously served as a director of G REIT, Inc. from July 2005 to January 2008. Mr. Hunt has also served as a director of Grubb & Ellis Company since December 2007 previously serving as a director of NNN Realty Advisors from December 2006 to December 2007. Mr. Hunt has served as the managing partner of California Strategies, a privately held consulting firm in Irvine, California that works with large homebuilders, real estate companies and government entities since 2001. Prior to serving with California Strategies, Mr. Hunt was the Executive Vice President of The Irvine Company, a 110-year-old privately held company that plans, develops and invests in real estate primarily in Orange County, California for 25 years. At The Irvine Company, Mr. Hunt worked at local, regional, state and federal levels directing the company’s major entitlement, regional infrastructure, planning and strategic government, media and community relations activities. Additionally, Mr. Hunt served on the board of directors and the Executive Committee of The Irvine Company for 10 years. Some of Mr. Hunt’s other work experience includes staff positions with the California State Legislature, U.S. House of Representatives, California Governor Ronald Reagan and Executive Director of the Californian Republican Party. He also serves on the board of directors of Glenair Inc., The Beckman Foundation and the Irvine Health Foundation. Mr. Hunt holds a J.D. degree from the Irvine University School of Law and teaches courses on business and government at the Graduate School of Management, University of California, Irvine.

W. Brand Inlow previously served as a director of G REIT, Inc. from April 2002 to January 2008. Since July 2007, Mr. Inlow has also served as a Trustee of T REIT Liquidating Trust since July 2007, having previously served as a director of T REIT, Inc. from May 2002 to July 2007. Mr. Inlow also serves as a director and audit committee member of Grubb & Ellis Apartment REIT, Inc. He is a Principal, Co-Founder, and serves as Director of Acquisitions for McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment communities in the Southeast formed in October 2004. Since October 2003, Mr. Inlow has provided professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations, and through an affiliation with LAS Realty in Richmond, Virginia conducts commercial real estate brokerage. Mr. Inlow is also President of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as President of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through October 2003. From November 1999 to September 2001, he was Vice President of Acquisitions for EEA Realty, LLC in Alexandria, Virginia where he was responsible for acquisition, disposition and financing of company assets, which were primarily garden apartment properties. From November 1991 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc., a publicly traded real estate investment trust, as Assistant Vice President and Senior Acquisition Analyst, where he was responsible for the acquisition of garden apartment communities.

Edward A. Johnson previously served as a director of G REIT, Inc. since December 2001. Dr. Johnson has served as President of the Au Sable Institute of Environmental Studies, Grand Rapids, Michigan since September 2007. Dr. Johnson served as the President of the University of the New West, Phoenix, Arizona from November 2003 to September 2007. Dr. Johnson served as President of Sterling College, a small liberal arts college affiliated with the Presbyterian Church (USA), in Sterling, Kansas, from 1997 to November 2003 where his major accomplishments include development of strategic and business plans, initiation of the nation’s first undergraduate program in social entrepreneurship and selection as its first leadership college by Habitat for Humanity International. From 1992 to 1997, he served as executive director of the Arizona Commission for Postsecondary Education. Dr. Johnson received a B.S. degree in History and Political science from Morningside College, Sioux City, Iowa in 1973, a J.D. degree from Creighton University School of Law, Omaha, Nebraska in 1976, and a Ph.D. degree in Higher Education Administration — Law and Education specialization from Arizona State University, Tempe, Arizona in 1984.

D. Fleet Wallace previously served as a director of G REIT, Inc. from April 2002 to January 2008. Mr. Wallace has also served as a director of Grubb & Ellis Company since December 2007, having previously served as a director of NNN Realty Advisors from December 2006 to December 2007. Mr. Wallace also previously served as a director of T REIT, Inc. from May 2002 to July 2007. Mr. Wallace is a Principal and Co-Founder of McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment properties in the Southeast formed in October 2004. Mr. Wallace also serves as a Principal of Greystone Capital Management, LLC, formed in September 2001, and helps manage Greystone Fund, L.P. and Greystone Finance, LLC. Greystone Fund, L.P. is a professionally managed opportunity fund invested primarily in promising venture capital opportunities and distressed assets in the form of real estate, notes and accounts receivable, inventory and other assets. Greystone Finance, LLC provides debt financing to commercial borrowers in Virginia which have limited access to more traditional sources of funding. From April 1998 to August 2001, Mr. Wallace served as Corporate Counsel and Assistant Secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. At United Dominion, he managed general corporate matters for over 150 affiliated entities, negotiated and executed numerous real estate acquisitions and dispositions, and provided legal support on over $1 billion in financing transactions. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with the firm of McGuire Woods in Richmond, Virginia. Mr. Wallace received a B.A. degree in History from the University of Virginia in 1990 and a J.D. degree from the University of Virginia in 1994.

Gary T. Wescombe previously served as a director of G REIT, Inc. from December 2001 to January 2008. Mr. Wescombe provides consulting services to various entities in the real estate sector. From October 1999 to December 2001, he was a partner in Warmington Wescombe Realty Partners in Costa Mesa, California, where he focused on real estate investments and financing strategies. Prior to retiring in 1999, Mr. Wescombe was a Partner with Ernst & Young, LLP (previously Kenneth Leventhal & Company) from 1970 to 1999. In addition, Mr. Wescombe is director, Chief Financial Officer and Treasurer of the Arnold and Mabel Beckman Foundation, a nonprofit foundation established for the purpose of supporting scientific research. Mr. Wescombe also serves as a director and audit committee member of Grubb & Ellis Healthcare REIT, Inc. Mr. Wescombe received a B.S. degree in Accounting and Finance from California State University, San Jose in 1965 and is a member of the American Institute of Certified Public Accountants and California Society of Certified Public Accountants.

Our Advisor’s Executive Officers

The following table and biographical descriptions set forth information with respect to our advisor’s executive officers, as of March 24, 2008.

Name	Age	Position	Term of Office

Scott D. Peters	50	Chief Executive Officer	Since 2006
Francene LaPoint	43	Chief Financial Officer	Since 2006
Andrea R. Biller	58	General Counsel and Executive Vice President	Since 2003 Since 2007
Jeffrey T. Hanson	37	President and Chief Investment Officer	Since 2006
Richard T. Hutton, Jr.	56	Executive Vice President	Since 2003
Talle A. Voorhies	60	Executive Vice President and Secretary	Since 1998

There are no family relationships between any executive officers.

Scott D. Peters has served as the Chief Executive Officer of our advisor since November 2006, having served as its Executive Vice President and Chief Financial Officer, from September 2004 to October 2006. He has also served as Chief Executive Officer, President and a director of NNN Realty Advisors, since its formation in September 2006 and as its Chairman of the Board since December 2007. Mr. Peters has also served as the Chief Executive Officer, President and a director of Grubb & Ellis Company since December 2007. From December 2005 to January 2008, Mr. Peters served as the Chief Executive Officer and President of G REIT, Inc., having previously served as its Executive Vice President and Chief Financial Officer since September 2004. Mr. Peters has also served as the Executive Vice President and Chief Financial Officer of T REIT, Inc. from September 2004 to December 2006 and as a director and Executive Vice President of Grubb & Ellis Apartment REIT, Inc. since April 2007 and January 2006, respectively. Mr. Peters has also served as Grubb & Ellis Healthcare REIT, Inc.’s Chief Executive Officer since April 2006, President since June 2007 and Chairman of the Board since 2006. From February 1997 to February 2007, Mr. Peters served as Senior Vice President, Chief Financial Officer and a director of Golf Trust of America, Inc., a publicly traded real estate investment trust. Mr. Peters received his B.B.A. degree in Accounting and Finance from Kent State University in Ohio.

Francene LaPoint has served as the Chief Financial Officer of our advisor since November 2006 having served as its Executive Vice President and Controller since July 2004. She has also served as the Chief Financial Officer of NNN Realty Advisors since September 2006 and as a director since December 2007. Ms. LaPoint has also served as the Executive Vice President, Accounting and Finance, of Grubb & Ellis Company since December 2007. She has also served as the Chief Financial Officer of NNN Realty Advisors since September 2006 and as a director since December 2007. Ms. LaPoint has also served as Chief Financial Officer of Realty since March 2007. Ms. LaPoint served as Senior Vice President and Corporate Controller of Hawthorne Savings, FSB (Hawthorne Financial Corporation), a publicly traded financial institution, from June 1999 to June 2004. Ms. LaPoint obtained her license to be a Certified Public Accountant while working for PricewaterhouseCoopers from January 1996 to June 1999. She graduated from California State University, Fullerton with a B.A. degree in Business Administration — Accounting Concentration and is a member of the American Institute of Certified Public Accountants.

Andrea R. Biller has served as the Executive Vice President of our advisor since January 2007 and its General Counsel since March 2003. Ms. Biller has also served as the General Counsel, Executive Vice President and Secretary of NNN Realty Advisors since its formation in September 2006 and as a director since December 2007. She has also served as the General Counsel, Executive Vice President and Secretary of Grubb & Ellis Company since December 2007. Ms. Biller has also served as Executive Vice President and Secretary of Grubb & Ellis Healthcare REIT, Inc. since April 2006. Ms. Biller has also served as the Secretary and Executive Vice President of G REIT, Inc. from June 2004 to January 2008 and December 2005 to January 2008, respectively, the Secretary of T REIT, Inc. from May 2004 to July 2007 and the Secretary of Grubb & Ellis Apartment REIT, Inc. since January 2006. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the SEC from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller earned a B.A. degree in Psychology from Washington University, an M.A. degree in Psychology from Glassboro State University in New Jersey and a J.D. degree from George Mason University School of Law in Virginia in 1990. Ms. Biller is a member of the California, Virginia and the District of Columbia State Bar Associations.

Jeffrey T. Hanson has served as the President and Chief Investment Officer of our advisor since December 2007 and January 2007, respectively. He has also served as the Chief Investment Officer of NNN Realty Advisors since September 2006. Mr. Hanson has also served as the President and Chief Executive Officer of Realty since July 2006 and as its Chairman of the Board of Directors since April 2007. Mr. Hanson has also served as the Executive Vice President, Investment Programs, of Grubb & Ellis since December 2007. He has also served as the Chief Investment Officer of NNN Realty Advisors since September 2006. Mr. Hanson has also served as the Chief Investment Officer of NNN Realty Advisors since its formation. From 1996 to July 2006, Mr. Hanson served as Senior Vice President with Grubb & Ellis Company’s Institutional Investment Group in the firm’s Newport Beach office. During this period with Grubb & Ellis, he managed investment sale assignments throughout Southern California and other Western US markets for major private and institutional clients. Mr. Hanson is a member of the Sterling College Board of Trustees and formerly served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Mr. Hanson earned a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.

Richard T. Hutton, Jr., has served as an Executive Vice President of our advisor since September 2005. From April 1999 to August 2003, Mr. Hutton served as Senior Vice President — real estate acquisitions and Vice President Property Management for our advisor, where he oversaw the management of the real estate portfolios and property management staff of our advisor and its affiliates. Mr. Hutton has also served as our interim Chief Financial Officer from October 2003 through December 2003 and April 2004 through September 2004 and also serves as the Chief Executive Officer of NNN 2003 Value Fund, LLC. Mr. Hutton has over 15 years experience in real estate accounting, finance and property operations. Mr. Hutton’s previous experience includes serving as Controller for the TMP Group from November 1997 to April 1999. Mr. Hutton has also served as the interim Chief Financial Officer of G REIT, Inc. and our advisor from October 2003 through December 2003 and April 2004 through September 2004. Mr. Hutton has a B.A. degree in Psychology from Claremont McKenna College and has been licensed as a certified public accountant in California since 1984.

Talle A. Voorhies has served as an Executive Vice President and Secretary of our advisor since 1998. She also served as our advisor’s Executive Vice President from April 1998 to December 2001, when she became Chief Operating Officer. Ms. Voorhies served as Executive Vice President from April 1998 through February 2005 and Financial Principal from April 1998 through November 2004 of Grubb & Ellis Securities, Inc. Ms. Voorhies is Director of our advisor’s investor services department. She holds Series 22, 7, 24 and 27 licenses as a member of The Financial Industry Regulatory Authority (FINRA). Ms. Voorhies has also served as Vice President of G REIT, Inc. since December 2001 to January 2008. From December 1987 to January 1999, Ms. Voorhies worked with the TMP Group, Inc., where she served as Chief Administrative Officer and Vice President of broker-dealer relations.

Audit Committee

We do not have an audit committee or other committee that performs similar functions and, consequently, have not designated an audit committee financial expert. Due to our limited operations and level of activity, which primarily includes the sale of the remaining assets and the payment of outstanding obligations, our Trustees believe that the services of an audit committee financial expert are not warranted.

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

Our advisor may employ persons or firms to carry out all or any portion of our business. Some or all such persons or entities employed may be affiliates of our advisor. It is not clear under current law the extent, if any, that such parties will have a fiduciary duty to us or our beneficiaries. Investors who have questions concerning the fiduciary duties of our advisor should consult with their own legal counsel.

Compensation of Directors and Trustees

Our Trustees each receive $1,000 per meeting, and our Chairman of the Trustees shall receive an additional $500 per meeting, payable on the first day of each month.

Prior to the transfer to of G REIT’s assets and liabilities to us on January 28, 2008, G REIT paid each independent and outside director an annual retainer fee of $15,000. In addition, each independent and outside director was paid the following fees for attending board of directors and committee meetings:

•	$1,000 per regular monthly board of directors meeting, whether in person or by telephone;

•	$500 per committee meeting, whether in person or by telephone, unless the committee meeting follows a regularly scheduled monthly board meeting; and

•	an additional $500 per committee meeting to the committee chairperson for each meeting attended in person or by telephone.

Prior to the adoption of the plan of liquidation, the independent and outside directors also qualified for the independent director stock option plan and 2004 incentive award plan. As of February 27, 2006, all stock option plans were terminated.

The following table sets forth the compensation earned by G REIT’s directors in 2007:

					Change in
					Pension Value
	Fees				and Nonqualified
	Earned			Non-Equity	Deferred	All Other
	or Paid in	Stock	Option	Incentive Plan	Compensation	Compensation
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	($)	Total ($)
(a)	(b)(1)	(c)	(d)	(e)	(f)	(g)(2)	(h)

Gary T. Wescombe	$23,000	—	—	—	—	$25,000	$48,000
Edward A. Johnson	$19,500	—	—	—	—	$25,000	$44,500
D. Fleet Wallace	$21,000	—	—	—	—	$25,000	$46,000
W. Brand Inlow	$21,000	—	—	—	—	$25,000	$46,000
Gary H. Hunt	$19,500	—	—	—	—	$25,000	$44,500

(1)	Consists of the amounts described below:

		Basic Annual
		Retainer	Meeting Fees
Director	Role	($)	($)

Wescombe	Chairman of the Trustees	$15,000	$8,000
Johnson	Trustee	$15,000	$4,500
Wallace	Trustee	$15,000	$6,000
Inlow	Trustee	$15,000	$6,000
Hunt	Trustee	$15,000	$4,500

(2)	G REIT’s independent directors were entitled to receive certain milestone payments of $25,000 on each of December 31, 2007 and 2006 for serving as members of G REIT’s board of directors and G REIT’s special committee. Our Trustees (and previously as the independent directors of G REIT) are also entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. As of March 24, 2008, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10% of a registered security of G REIT to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the G REIT. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to G REIT during and with respect to the fiscal year ended December 31, 2007 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2007.

Code of Business Conduct and Ethics

We have not adopted a code of ethics nor do we currently intend to due to the fact that we have no employees and our advisor manages our business and affairs, with the oversight of our Trustees. Nonetheless, our Trustees intend to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 11.	Executive Compensation.

Compensation of Executive Officers

We have no employees and the former executive officers of G REIT were all employees of our advisor and/or its affiliates. These executive officers are compensated by our advisor and/or its affiliates and have not received any compensation from us for their services other than as listed in the table below.

Summary Compensation Table

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
	Year	($)	($)	($)	($)	($)	($)	($)		($)
Name and Principal Position(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Scott D. Peters,	2007	$—	$—	$—	$—	$—	$—	$200,000	(1)	$200,000
Chief Executive Officer and President(3)	2006	—	—	—	—	—	—	$200,000	(1)	$200,000
Courtney A. Brower,	2007	—	—	—	—	—	—	$25,000	(2)	$25,000
Chief Accounting Officer(3)	2006	—	—	—	—	—	—	—		—
Andrea R. Biller,	2007	—	—	—	—	—	—	$100,000	(1)	$100,000
Executive Vice President and Secretary(3)	2006	—	—	—	—	—	—	$100,000	(1)	$100,000

(1)	In accordance with the plan of liquidation approved by G REIT stockholders, G REIT paid Scott D. Peters, G REIT’s former Chief Executive Officer and President, and Andrea R. Biller, G REIT’s former Executive Vice President and Secretary, retention bonuses of $50,000 and $25,000, respectively, upon the filing of each of its annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. As of December 31, 2007, Mr. Peters and Ms. Biller have received, in the aggregate, retention bonuses of $400,000 and $200,000 from G REIT, respectively. Additionally, our advisor paid to each of Scott D. Peters and Andrea R. Biller a performance-based bonus of $100,000 upon the receipt by our advisor of net commissions aggregating $5,000,000 or more from the sale of G REIT’s properties. As of December 31, 2007, Mr. Peters and Ms. Biller have received their performance-based bonuses of $100,000 each from our advisor. Effective January 30, 2008 and March 4, 2008, Scott D. Peters and Andrea R. Biller, respectively, waived their rights to receive all future retention bonuses.

(2)	In April 2007, G REIT’s board of directors authorized the payment of $150,000 in retention and performance based bonuses to some of G REIT’s key officers and employees of our advisor. As of December 31, 2007, $130,000 in retention and performance bonuses had been paid by G REIT, of which Ms. Brower, G REIT’s Chief Accounting Officer, received $25,000.

(3)	As of January 28, 2008, Mr. Peters, Ms. Brower and Ms. Biller no longer served as officers of G REIT.

Option/SAR Grants in Last Fiscal Year

Pursuant to the plan of liquidation, G REIT’s equity compensation plans and any outstanding options were forfeited as of February 27, 2006.

Compensation Committee Interlocks and Insider Participation

During 2007, all of G REIT’s directors served on the executive compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Beneficiaries

There is no public market for our units of beneficial interests. On January 22, 2008, G REIT formally closed its stock transfer books. The units are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units of beneficial interests are not transferable except by operation of law or upon the death of a beneficiary.

The following table sets forth the beneficial ownership of units as of March 24, 2008, as to (i) each beneficiary that is known by us to have beneficially owned more than five percent of the units as of March 24, 2008; and (ii) our Trustees. All such information was provided by the people listed. All percentages have been calculated as of and are based upon 43,920,000 units outstanding at the close of business on such date.

The people in the table below have indicated that they have sole voting and investment power over the units listed.

	Number of Units	Percent of
Name of Beneficial Owner	Beneficially Owned(1)	Class

Gary T. Wescombe, Chairman of the Trustees	10,000	*
Edward A. Johnson, Trustee	10,000	*
D. Fleet Wallace, Trustee	10,000	*
W. Brand Inlow, Trustee	10,000	*
Gary H. Hunt, Trustee	5,000	*

Total	45,000

*	Represents less than 1.0% of our outstanding units of beneficial interest.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our advisor manages our day-to-day business affairs and assets and carries out the directives of our Trustees. Our advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. Prior to our formation, our advisor held 23,138 shares of common stock of G REIT, which were converted into 23,138 units. Our advisor intends to retain such units while serving as our advisor.

Advisory Agreement

The Advisory Agreement between our advisor and G REIT expired on July 22, 2005. Based on the adoption of the plan of liquidation, our advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our

Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters, as defined in the Advisory Agreement. As of December 31, 2007, 2006 and 2005, such reimbursement had not exceeded these limitations. During the years ended December 31, 2007, 2006 and 2005, G REIT reimbursed our advisor for expenses of $1,951,000, $2,830,000, and $2,941,000, respectively, related to its operations.

Under the Advisory Agreement, our advisor bears the expenses incurred in connection with supervising, monitoring and inspecting real property or other assets owned by us (excluding proposed acquisitions) or otherwise relating to its duties under the Advisory Agreement. Such expenses include employing its personnel, rent, telephone, equipment and other administrative expenses. We reimburse our advisor for certain expenses incurred, including those related to proposed acquisitions and travel expenses. However, we will not reimburse our advisor for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2.0% of average invested assets or 25.0% of net income for such year. If our advisor receives an incentive distribution, net income (for purposes of calculating operating expenses) excludes any gain from the sale of assets. Any amount exceeding the greater of 2.0% of average invested assets or 25.0% of net income paid to our advisor during a fiscal quarter will be repaid to us within 60 days after the end of the fiscal year. We bear our own expenses for functions not required to be performed by our advisor under the Advisory Agreement, which generally include capital raising and financing activities, corporate governance matters, and other activities not directly related to real estate properties and other assets. To date, except as disclosed below, no reimbursements have been made to our advisor pursuant to the provisions of the Advisory Agreement.

Pursuant to the Advisory Agreement, our advisor or its affiliate is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.

Real Estate Acquisition Fee

Prior to the adoption of the plan of liquidation, our advisor or its affiliate was entitled to a real estate acquisition fee of up to 3.0% of the purchase price of a property. For the year ended December 31, 2005, G REIT paid $448,000 to our advisor or its affiliate for real estate acquisition fees. No real estate acquisition fees were paid to our advisor for the years ended December 31, 2006 and 2005.

Real Estate Disposition Fee

Prior to the adoption of the plan of liquidation, our advisor or its affiliate was entitled to a real estate disposition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker. For properties sold after the adoption of the plan of liquidation, we anticipate paying our advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property. For the years ended December 31, 2007, 2006 and 2005, G REIT paid our advisor or its affiliate $5,686,000, $6,713,000, and $1,115,000, respectively, for real estate disposition fees.

Lease Commissions

We pay our advisor or its affiliate a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2007, 2006 and 2005, G REIT paid our advisor or its affiliate leasing commissions of $1,114,000, $3,705,000 and $2,756,000, respectively.

Property Management Fees

We pay our advisor or its affiliate a property management fee of 5.0% of the gross revenues from our properties. For the years ended December 31, 2007, 2006 and 2005, G REIT incurred and paid property management fees to our advisor or its affiliate of $1,658,000, $4,811,000, and $5,617,000, respectively.

Incentive Distributions

Our advisor owned non-voting incentive performance units in the Operating Partnership and was entitled to incentive distributions of operating cash flow after G REIT stockholders received an 8.0% annual return on their invested capital. On January 28, 2008, immediately before the transfer of G REIT’s assets and liabilities to us, the Operating Partnership redeemed the special limited partnership interest held by its advisor, Grubb & Ellis Realty Investors, in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are know our beneficiaries, have received certain returns on their invested capital. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. No incentive distributions were made to our advisor for the years ended December 31, 2006, 2005 and 2004. In accordance with the plan of liquidation, the estimated incentive fee distribution to our advisor is between $0 and $9,070,000. Based on the valuation of G REIT’s portfolio as of December 31, 2007 and 2006, we have reserved for an estimated incentive fee distribution to our advisor of $763,000 and $3,226,000, respectively.

Retention Bonuses and Milestone Payments

In accordance with the plan of liquidation approved by G REIT stockholders, G REIT paid Scott D. Peters, G REIT’s former Chief Executive Officer and President, and Andrea R. Biller, G REIT’s former Executive Vice President and Secretary, retention bonuses of $50,000 and $25,000, respectively, upon the filing of each of its annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. As of December 31, 2007, Mr. Peters and Ms. Biller had received, in the aggregate, retention bonuses of $400,000 and $200,000 from G REIT, respectively. Additionally, our advisor paid to each of Scott D. Peters and Andrea R. Biller a performance-based bonus of $100,000 upon the receipt by our advisor of net commissions aggregating $5,000,000 or more from the sale of G REIT’s properties. As of December 31, 2007, Mr. Peters and Ms. Biller had received their performance-based bonuses of $100,000 each from our advisor. Effective January 30, 2008 and March 4, 2008, Scott D. Peters and Andrea R. Biller, respectively, waived their rights to receive all future retention bonuses.

D. Fleet Wallace, W. Brand Inlow, Edward A. Johnson, Gary T. Wescombe and Gary H. Hunt, our Trustees (and previously independent directors of G REIT), were entitled to receive certain milestone payments of $25,000 on each of December 31, 2007 and 2006 for serving as members of G REIT’s board of directors and G REIT’s special committee. Our Trustees (and previously as the independent directors of G REIT) are also entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. As of March 24, 2008, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.

Real Estate Commissions

In August 2006, Jeffrey T. Hanson was appointed to serve as a member of the then Board of Managers and the Managing Director-Real Estate of our advisor and the President and Chief Executive Officer of Realty. Prior to his employment with our advisor and Realty, Mr. Hanson was employed with Grubb & Ellis Company. In connection with his previous employment with Grubb & Ellis Company, and subsequent to his employment with our advisor and Realty, Mr. Hanson has been paid real estate commissions of approximately $309,000 relating to transactions involving properties sold by G REIT.

Related Party Accounts Receivable/Payable

Related party accounts receivable consists primarily of amounts due to us from our advisor and affiliates. Related party accounts payable consists primarily of amounts due from us to our advisor and affiliates.

Review, Approval or Ratification of Transactions with Related Persons

All transactions between us and any related person, including our advisor and its affiliates, are reviewed and approved by our Trustees. Additionally, the plan of liquidation provides that we may sell our remaining assets to one of our affiliates or an affiliate of our advisor. If we enter such a transaction, we expect that our Trustees will require that Stanger, or another independent consultant, opine to us as to the fairness of the consideration to be received by us in such transaction, from a financial point of view, or conduct an appraisal of the applicable property as a condition to their approval. In no event will our Trustees approve a transaction if: (i) Stanger, or another independent consultant, concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) Stanger, or another independent consultant, concludes that the consideration to be received is less than the appraised value of the applicable property; or (iii) we have received a higher offer for the applicable property from a credible party with whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.

Director and Trustee Independence

Each of our Trustees qualified as “independent directors” as defined in G REIT’s charter in compliance with the requirements of the North American Securities Administration Association’s Statement of Policy Regarding Real Estate Investment Trusts. All of our current Trustees meet these same requirements for independence.

Item 14.	Principal Accounting Fees and Services.

Deloitte & Touché, LLP, or Deloitte, has served as our independent auditor since February 8, 2004 and has audited our financial statements for the years ended December 31, 2006 and 2005. We did not employ independent auditors to perform an audit on the financial statements contained in this Form 10-K for the year ended December 31, 2007.

The following table lists the fees for services rendered by the independent auditors for 2007 and 2006:

Services	2007	2006

Audit Fees(1)	$432,000	$636,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	39,000	68,000
All Other Fees	—	—

Total	$471,000	$704,000

(1)	Audit fees billed in 2007 and 2006 consisted of the audit of our annual financial statements, acquisition audits, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees billed in 2007 and 2006 consisted of financial accounting and reporting consultations.

(3)	Tax services billed in 2007 and 2006 consisted of tax compliance and tax planning and advice.

G REIT’s audit committee determined that the provision by Deloitte of non-audit services for G REIT in 2007 is compatible with Deloitte’s maintaining its independence.

G REIT’s audit committee approved Deloitte to perform the following non-audit services for G REIT during 2007:

•	consultations and consents related to SEC filings and registration statements;

•	consultation of accounting matters; and

•	tax planning and tax compliance for the U.S. income and other taxes.

G REIT’s audit committee pre-approved all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for G REIT by its independent auditor, subject to the de minims exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

The following financial statement schedules for the year ended December 31, 2007 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	110
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	111

All schedules other than the ones listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedules:

Page

Valuation and Qualifying Accounts (Schedule II)	110
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	111

G REIT LIQUIDATING TRUST

CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of December 31, 2007 and 2006

	As of December 31,
	2007	2006

ASSETS
Real estate investments:
Real estate held for sale	$70,913,000	$417,384,000
Investments in unconsolidated real estate	14,678,000	15,889,000

	85,591,000	433,273,000
Cash and cash equivalents	30,985,000	76,812,000
Restricted cash	1,299,000	8,555,000
Accounts receivable, net	2,193,000	5,025,000
Accounts receivable from related parties	414,000	199,000
Asset for estimated receipts in excess of estimated costs during liquidation	1,047,000	3,041,000

Total assets	121,529,000	526,905,000

LIABILITIES
Mortgage loans payable secured by properties held for sale	$18,840,000	$225,836,000
Accounts payable and accrued liabilities	4,840,000	8,526,000
Accounts payable due to related parties	835,000	1,175,000
Security deposits and prepaid rent	381,000	2,629,000

Total liabilities	24,896,000	238,166,000

Commitments and contingencies (Note 13)
Net assets in liquidation	$96,633,000	$288,739,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Years Ended December 31, 2007 and 2006

	Year Ended December 31,
	2007	2006

Net assets in liquidation, beginning of period	$288,739,000	$453,459,000

Changes in net assets in liquidation:
Changes to asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation:
Operating income	(8,771,000)	(25,716,000)
Distributions received from unconsolidated properties	(783,000)	(1,388,000)
Payments of liquidation costs and other amounts	4,429,000	12,501,000
Distributions to stockholders	—	8,235,000
Change in estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	3,131,000	10,928,000

Change to liability for estimated costs in excess of estimated receipts during liquidation	(1,994,000)	4,560,000

Change in fair value of assets and liabilities:
Change in fair value of marketable securities	—	(132,000)
Change in fair value of real estate investments	(6,325,000)	17,266,000
Change in assets and liabilities due to activity in liability for estimated costs in excess of estimated receipts during liquidation	5,125,000	6,368,000

Net increase in fair value	(1,200,000)	23,502,000

Liquidating distributions to stockholders	(188,912,000)	(192,782,000)

Change in net assets in liquidation	(192,106,000)	(164,720,000)

Net assets in liquidation, end of period	$96,633,000	$288,739,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Going Concern Basis)
For the Year Ended December 31, 2005

Year Ended
December 31,
2005

Expenses:
General and administrative	$4,006,000

Operating loss	(4,006,000)
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(2,054,000)
Interest and dividend income	695,000
Gain on sale of marketable securities, unconsolidated real estate and joint venture	572,000
Equity in earnings (losses) of unconsolidated real estate	1,337,000
Income taxes	—
Other expense, net	(250,000)

Loss from continuing operations before discontinued operations	(3,706,000)
Discontinued operations:
Gain on sale of real estate	10,550,000
Loss from discontinued operations	(4,215,000)

6,335,000

Net income	$2,629,000

Comprehensive income:
Net income	$2,629,000
Unrealized gain on marketable securities	78,000

Comprehensive income	$2,707,000

Net income (loss) per common share:
Continuing operations — basic and diluted	$(0.08)

Discontinued operations — basic and diluted	$0.14

Total net income per common share — basic and diluted	$0.06

Weighted-average number of common shares outstanding — basic and diluted	43,867,000

Distributions declared per share	$0.75

Distributions declared	$32,888,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Going Concern Basis)
For the Year Ended December 31, 2005

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

G REIT LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
For the Year Ended December 31, 2005

Year Ended
December 31,
2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,629,000
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate	(10,550,000)
Gain on sale of marketable securities, unconsolidated real estate and joint venture	(572,000)
Depreciation and amortization (including deferred financing costs and above/below market leases and deferred rent)	34,536,000
Swap collar interest	226,000
Stock compensation expense	234,000
Distributions received in excess of equity in earnings from investments in unconsolidated real estate	56,000
Minority interests	(183,000)
Change in operating assets and liabilities:
Accounts receivable	(1,374,000)
Other assets	(2,475,000)
Accounts payable and accrued liabilities	(2,773,000)
Security deposits and prepaid rent	(57,000)

Net cash provided by operating activities	19,697,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating properties	(18,419,000)
Purchase of investments in unconsolidated real estate and joint venture	—
Capital expenditures	(12,158,000)
Proceeds from sale of real estate operating property	113,014,000
Proceeds from sale of unconsolidated real estate	273,000
Purchases of marketable securities	(23,849,000)
Proceeds from sales of marketable securities	18,910,000
Proceeds from sale of joint venture	—
Restricted cash	2,661,000
Real estate and escrow deposits	—

Net cash provided by investing activities	80,432,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net	—
Borrowings under credit facility, mortgages payable and other debt	185,806,000
Principal repayments under credit facility, mortgages payable and other debt	(262,905,000)
Refund (payment) of deferred financing costs	310,000
Minority interests contributions	—
Minority interests distributions	(674,000)
Distributions	(32,888,000)

Net cash used in financing activities	(110,351,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,222,000)
CASH AND CASH EQUIVALENTS — beginning of year	17,567,000

CASH AND CASH EQUIVALENTS — end of year	$7,345,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$26,616,000

Income taxes	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investing Activities:
Accrual for tenant improvements and capital expenditures	$242,000

The following represents the change in certain assets and liabilities in connection with our acquisitions and dispositions of operating properties:
Real estate deposits applied	$—

Financing Activities:
Refinancing of property	$—

Issuance of common stock for dividends reinvested	$—

The accompanying notes are an integral part of these consolidated financial statements.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005

The use of the words “we,” “us” or “our” refers to G REIT Liquidating Trust and its subsidiaries, except where the context otherwise requires.

1.	Organization and Description of Business

We were organized on January 22, 2008, as a liquidating trust pursuant to a plan of liquidation of G REIT, Inc., or G REIT. On January 28, 2008, in accordance with the Agreement and Declaration of Trust, or the Liquidating Trust Agreement, by and between G REIT and each of its directors, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, or our Trustees, G REIT transferred its then remaining assets and liabilities to us. Upon the transfer of the assets and liabilities to us, each stockholder of G REIT as of January 22, 2008, or the Record Date, automatically became the holder of one unit of beneficial interest, or a unit, in G REIT Liquidating Trust for each share of G REIT common stock then currently held of record by such stockholder. Our purpose is to wind up the affairs of G REIT by liquidating its remaining assets, distributing the proceeds from the liquidation of the remaining assets to the holders of units, each a beneficiary and, collectively, the beneficiaries, and paying all liabilities, costs and expenses of G REIT and G REIT Liquidating Trust.

G REIT was incorporated on December 18, 2001, under the laws of the Commonwealth of Virginia and qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. On September 27, 2004, G REIT was reincorporated in the State of Maryland in accordance with the approval of its stockholders at the 2004 Annual Meeting of Stockholders. G REIT was originally formed to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. G REIT was formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. In 2005, as a result of (i) then current market conditions, (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act), and (iii) the possible need to reduce monthly distributions, the then G REIT board of directors determined that a liquidation would provide G REIT’s stockholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered.

As described below, on February 27, 2006, G REIT’s stockholders approved a plan of liquidation and the eventual dissolution of G REIT. Accordingly, G REIT has been engaged in an ongoing liquidation of its assets. As of December 31, 2007, G REIT owned interests in five properties aggregating a total gross leaseable area, or GLA, of 1.5 million square feet, comprised of interests in four consolidated office properties and one unconsolidated office property. With reference to their sale or disposition, these properties shall be referred to as our “remaining assets.” As of December 31, 2007, approximately 57.2% of the total GLA of its consolidated properties was leased and tenants with a government orientation occupied approximately 18.1% of the total GLA. On January 28, 2008, G REIT transferred its interests in the five remaining properties to us pursuant to the Liquidating Trust Agreement.

Pursuant to an advisory agreement, or the Advisory Agreement, Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors (formerly known as Triple Net Properties, LLC), or our advisor, manages our day-to-day business affairs and assets and carries out the directives of our Trustees. Our advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities, including many of our affiliates, regarding the acquisition, management and disposition of real estate assets. Our advisor advises us and certain of our affiliates with respect to the management and potential disposition of our remaining assets.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

2.	Plan of Liquidation

On December 19, 2005, the board of directors of G REIT approved a plan of liquidation which was thereafter approved by stockholders of G REIT at the Special Meeting of Stockholders held on February 27, 2006. The G REIT plan of liquidation, or the plan of liquidation, contemplates the orderly sale of all of G REIT’s assets, the payment of its liabilities, the winding up of operations and the dissolution of G REIT. G REIT engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with the plan of liquidation, including rendering opinions as to whether the net real estate liquidation value range estimate and G REIT’s estimated per share distribution range were reasonable. In December 2005, Stanger opined that G REIT’s net real estate liquidation value range estimate and G REIT’s estimated per share distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated by G REIT or reflected in Stanger’s opinion.

The plan of liquidation gave G REIT’s board of directors the power to sell any and all of its assets without further approval by its stockholders and provided that liquidating distributions be made to its stockholders as determined by G REIT’s board of directors. The plan of liquidation also provided for the transfer of G REIT’s remaining assets and liabilities to a liquidating trust if G REIT was unable to sell its assets and pay its liabilities within 24 months of its stockholders’ approval of the plan of liquidation (which was February 27, 2008). On October 29, 2007, G REIT’s board of directors approved the transfer of G REIT’s assets and liabilities to G REIT Liquidating Trust.

On January 22, 2008, G REIT and our Trustees, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, the independent directors of G REIT, entered into the Liquidating Trust Agreement in connection with our formation. Gary T. Wescombe, the chairman of the G REIT board of directors was appointed the chairman of the Trustees. On January 28, 2008, G REIT transferred its remaining assets to, and its remaining liabilities were assumed by, us in accordance with the plan of liquidation and the Liquidating Trust Agreement. In connection with the transfer of assets to, and assumption of liabilities by, us the stock transfer books of G REIT were closed as of the close of business on the Record Date and each share of G REIT’s common stock outstanding on the Record Date was converted automatically into a unit. Following the conversion of shares to units, all outstanding shares of G REIT’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Stockholders of G REIT on the Record Date were not required to take any action to receive their units. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of G REIT’s common stock. On January 28, 2008, G REIT filed a Form 15 with the Securities and Exchange Commission, or the SEC, to terminate the registration of G REIT’s common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and G REIT announced that it would cease filing reports under the Exchange Act. Our Trustees will issue to beneficiaries and file with the SEC annual reports on Form 10-K and current reports on Form 8-K upon the occurrence of a material event relating to us.

Immediately before the transfer of G REIT’s assets and liabilities to us, G REIT, L.P., the operating partnership of G REIT, or the Operating Partnership, redeemed the special limited partnership interest held by our advisor, in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are know our beneficiaries, have received certain returns, as provided by the Operating Partnership Agreement. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. The Operating Partnership was dissolved in connection with the dissolution of G REIT, and all of its assets and liabilities were distributed to G REIT immediately before the transfer to us.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

Our existence will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to G REIT Liquidating Trust, or January 28, 2011. Our existence may, however, be extended beyond the three-year term if our Trustees then determine that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustees have requested and received certain no-action assurances from the SEC. Although we can provide no assurances, we currently expect to sell our remaining assets by September 30, 2008 and anticipate completing the plan of liquidation by December 31, 2008.

In accordance with the plan of liquidation, we continue to actively manage our property portfolio to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly.

It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Under the adoption of the plan of liquidation, we will not acquire any new properties, and are focused on liquidating our remaining assets.

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

Principles of Consolidation

Our accompanying consolidated financial statements include G REIT’s accounts and those of the Operating Partnership, the wholly owned subsidiaries of the Operating Partnership and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. All significant intercompany balances and transactions have been eliminated in consolidation and all references to us include our operating partnership and its subsidiaries.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets were adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenants-in-common, or TICs, were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of our remaining assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows there from, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets included in the consolidated financial statements. The net assets represent the estimated liquidation value of our remaining assets available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

In accordance with the plan of liquidation, we continue to actively manage our property portfolio to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Under the adoption of the plan of liquidation, we will not acquire any new properties, and are focused on liquidating our remaining assets.

Operating Properties

Prior to the adoption of the plan of liquidation, operating properties were carried at the lower of historical cost less accumulated depreciation or fair value. The cost of the operating properties included the cost of land and completed buildings and related improvements. Expenditures that increased the service life of properties were capitalized; the cost of maintenance and repairs was charged to expense as incurred. The cost of building and improvements were depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property was retired or disposed of, the related costs and accumulated depreciation were removed from the accounts and any gain or loss reflected in operations.

Prior to the adoption of the plan of liquidation, an operating property was evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses were recorded on long-lived assets used in operations. Impairment losses were recorded on an operating property when indicators of impairment were present and the carrying amount of the asset was greater than the sum of the future undiscounted cash flows expected to be generated by that asset. G REIT would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. G REIT did not record any impairment losses for the year ended December 31, 2005.

As of December 31, 2005, the operating properties were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to December 31, 2005, all changes in the estimated fair value of the operating properties, less estimated costs to sell, are adjusted to fair value with a corresponding change to net assets in liquidation.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

Properties Held for Sale

Statement of Financial Accounting Standard, or SFAS, No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. Prior to the adoption of the plan of liquidation, G REIT reclassified amounts related to the operating properties in the consolidated financial statements to reflect the reclassification required by SFAS No. 144.

Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the operating properties have been excluded from G REIT’s results from continuing operations for all periods presented herein. The financial results for the operating properties are presented in G REIT’s consolidated statement of operations in a single line item entitled “Income (loss) from discontinued operations.”

Prior to the adoption of the plan of liquidation, in accordance with SFAS No. 144 at such time as a property was held for sale, such property was carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceased to be depreciated. G REIT classified operating properties as property held for sale in the period in which all of the following criteria were met:

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

Restricted Cash

Restricted cash is comprised of credit enhancements and impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements. As of December 31, 2007 and 2006, G REIT had restricted cash of $1,299,000 and $8,555,000, respectively.

Minority Interests

Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by G REIT, which, as of December 31, 2007, amounted to a 21.5% in Western Place I & II. In accordance with

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

the adoption of the plan of liquidation, G REIT applied the minority interest liability of $1,202,000 and $5,349,000 as of December 31, 2007 and 2006, respectively, against the related assets and liabilities to properly reflect G REIT’s portion of the estimated fair value of such assets.

Tenant Receivables and Allowance for Uncollectible Accounts

Prior to the adoption of the plan on liquidation, tenant receivables and unbilled deferred rent receivables were carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance was maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. G REIT’s determination of the adequacy of these allowances was based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. In accordance with the plan of liquidation, as of December 31, 2007 and 2006, G REIT adjusted tenant receivables and deferred rent receivable to their net realizable value.

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

Revenue Recognition

Prior to the adoption of the plan of liquidation, in accordance with SFAS No. 13, “Accounting for Leases,” minimum annual rental revenue was recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, was recognized as revenue in the period in which the related expenses are incurred. Rental revenue is recorded on the contractual basis under the liquidation basis of accounting for periods subsequent to the year ended December 31, 2005.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of December 31, 2007, G REIT had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

As of December 31, 2007, G REIT had interests in one property located in California which accounted for 11.8% of its total revenue, one property located in Maryland which accounted for 22.3% of its total revenue and two properties located in Texas which accounted for 65.9% of its total revenue based on contractual base rent from leases in effect as of December 31, 2007. As of December 31, 2006, G REIT had interests in five properties located in California which accounted for 42.4% of its total revenue and four properties located in Texas which accounted for 31.3% of its total revenue based on contractual base rent from leases in effect as of December 31, 2006. As of December 31, 2007 and 2006, none of G REIT’s tenants accounted for 10.0% or more of its aggregate annual rental income.

Impairment

Prior to the adoption of the plan of liquidation, G REIT’s properties were carried at the lower of historical cost less accumulated depreciation or fair value. G REIT assessed the impairment of a real estate asset when events or changes in circumstances indicated that the net book value may not be recoverable. Indicators G REIT considered important and which it believed could trigger an impairment review include the following:

•	significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.

In the event that the carrying amount of a property exceeded the sum of the undiscounted cash flows (excluding interest) that were expected to result from the use and eventual disposition of the property, G REIT would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimate of expected future net cash flows was inherently uncertain and relied on subjective assumptions which were dependent upon future and current market conditions and events that affect the ultimate value of the property. It required G REIT to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. G REIT did not record any impairment losses for the year ended December 31, 2005.

As of December 31, 2005, the operating properties were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to December 31, 2005, all changes in the estimated fair value of the operating properties, less estimated costs to sell, are adjusted to fair value with a corresponding change to G REIT’s net assets in liquidation.

Investment in Unconsolidated Real Estate

Prior to the adoption of the plan of liquidation, G REIT accounted for itsinvestment in unconsolidated real estate operating property using the equity method of accounting. Accordingly, G REIT reported its net equity in G REIT’s proportionate share of the total investment in unconsolidated real estate as “Investment in unconsolidated real estate” on G REIT’s consolidated balance sheet. G REIT reported its proportionate share of the total earnings of G REIT’s investment in unconsolidated real estate as “Equity in earnings of unconsolidated real estate” on G REIT’s consolidated statements of operations. Under the liquidation basis of accounting all of G REIT’s investments in unconsolidated real estate are recorded at estimated fair value less costs to sell.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

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

G REIT’s consolidated statements of net assets include the following financial instruments: cash and cash equivalents, marketable securities, tenant rent and other receivables, accounts payable and accrued expenses and mortgage loans payable. G REIT considers the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of payable to affiliates is not determinable due to its related party nature. Based on borrowing rates available to G REIT as of December 31, 2007 and 2006, the fair value and the net settlement value of the mortgage loans payable were $18,840,000 and $225,836,000, respectively.

Income Taxes

G REIT operated as a real estate investment trust for federal income tax purposes until its dissolution on January 28, 2008. As a REIT, G REIT was generally not subject to income taxes. To maintain its REIT status, G REIT was required to distribute annually as distributions at least 90.0% of G REIT’s REIT taxable income for the year, as defined by the Internal Revenue Code of 1986, as amended, or the Code, to G REIT’s stockholders, among other requirements. If G REIT failed to qualify as a REIT in any taxable year, G REIT would have been subject to federal income tax on its taxable income at regular corporate tax rates. Even if G REIT qualified for taxation as a REIT, G REIT may have been subject to certain state and local taxes on our income and property and federal income and excise taxes on its undistributed income. G REIT believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2007, 2006 and 2005 and was not subject to any federal income taxes.

Per Share Data

Prior to the adoption of the plan of liquidation, G REIT reported earnings per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings per share attributable for all periods presented are computed by dividing the net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share are computed based on the weighted-average number of shares and all potentially dilutive securities, if any. G REIT’s potentially dilutive securities were options and non-vested restricted shares of stock. As of December 31, 2007, 2006 and 2005, there were 0, 0 and 420,000 options, respectively, which were accounted for under the treasury stock method. There were 0, 0 and 51,000 non-vested restricted shares of stock as of December 31, 2007, 2006 and 2005, respectively. Upon approval of the plan of liquidation by G REIT’s stockholders, all outstanding options were forfeited on February 27, 2006. The options and restricted stock did not have a dilutive effect on earnings per share and, therefore, basic and diluted earnings per share were equivalent.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

Net income per share is calculated as follows:

Year Ended
December 31,
2005

Loss from continuing operations	$(3,706,000)
Gain on sale of real estate	10,550,000
Loss from discontinued operations	(4,215,000)

Net income	$2,629,000

Net income (loss) per share — basic and diluted:
Continuing operations	$(0.08)
Discontinued operations	0.14

Total net income per share — basic and diluted	$0.06

Weighted-average number of shares outstanding — basic and diluted	43,867,000

Stock Based Compensation

Prior to the adoption of the plan of liquidation, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, G REIT elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. G REIT implemented the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. If G REIT had elected to adopt the expense recognition provisions of SFAS No. 123 the impact on net income and earnings per share of common stock would have been as follows:

Year Ended
December 31,
2005

Reported net income	$2,629,000
Add: Stock based employee compensation expense included in reported net income	162,000
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(183,000)

Pro forma net income	$2,608,000

Reported net income per share — basic and diluted	$0.06

Pro forma net income per share — basic and diluted	$0.06

The pro forma amounts were determined by estimating the fair value of each option using the Black-Scholes option-pricing model, assuming a 7.5% dividend yield, a 3.5% to 4.4% risk-free interest rate based on the 10-year U.S. Treasury Bond at the date of issuance, an expected life of 10 years and a volatility rate of 10.0%.

There were no options granted during the years ended December 31, 2007, 2006 and 2005. Upon approval of the plan of liquidation, all outstanding options were forfeited on February 27, 2006.

SFAS No. 123(R), Share-Based Payment, requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Our

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

January 1, 2006 adoption of SFAS No. 123(R) did not have any impact on G REIT’s net assets in liquidation during the year ended December 31, 2006.

Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, or FIN 47. FIN 47 clarifies guidance provided in FASB Statement No. 143, Accounting for Asset Retirement Obligations. The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 was effective as of the end of the first fiscal year ending after December 15, 2005. The adoption of the interpretation did not have a material effect on G REIT’s consolidated financial statements.

Segments

We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. The adoption of FIN No. 48 did not have a material impact on G REIT’s or our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. G REIT adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on G REIT’s or our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. G REIT adopted SFAS No. 159 on a prospective

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on G REIT’s or our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk — related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

4.	Asset (Liability) for Estimated Receipts (Costs) in Excess of Estimated (Costs) Receipts during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing the plan of liquidation. We currently estimate that we will have operating cash inflows from our estimated receipts in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

The change in the asset for estimated receipts in excess of estimated costs during liquidation as of December 31, 2007 is as follows:

	December 31,	Cash Payments	Change in	December 31,
	2006	and (Receipts)	Estimates	2007

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$12,424,000	$(9,554,000)	$1,158,000	$4,028,000
Liabilities:
Liquidation costs	(5,291,000)	1,417,000	1,871,000	(2,003,000)
Capital expenditures	(4,092,000)	3,012,000	102,000	(978,000)

	$(9,383,000)	$4,429,000	$1,973,000	$(2,981,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$3,041,000	$(5,125,000)	$3,131,000	$1,047,000

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

The change in the asset (liability) for estimated receipts (costs) in excess of estimated (costs) receipts during liquidation as of December 31, 2006 is as follows:

	December 31,	Cash Payments	Change in	December 31,
	2005	and (Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$24,390,000	$(27,104,000)	$15,138,000	$12,424,000
Liabilities:
Liquidation costs	(4,418,000)	2,697,000	(3,570,000)	(5,291,000)
Liquidating distributions to stockholders	(8,226,000)	8,235,000	(9,000)	—
Capital expenditures	(13,265,000)	9,804,000	(631,000)	(4,092,000)

	(25,909,000)	20,736,000	(4,210,000)	(9,383,000)

Total asset (liability) for estimated receipts (costs) in excess of estimated (costs) receipts during liquidation	$(1,519,000)	$(6,368,000)	$10,928,000	$3,041,000

Accrued distributions to stockholders included in the liability for estimated costs in excess of estimated receipts during liquidation at December 31, 2005 included the estimated monthly liquidating distributions at an annualized rate of 7.50% expected to be paid pursuant to the plan of liquidation. The cash payments in distributions to stockholders include distributions paid of $8,235,000 for the first quarter of 2006. Subsequent to March 31, 2006, all distributions have been in the form of liquidating distributions to G REIT’s stockholders and recorded when approved.

5.	Net Assets in Liquidation

For the Year Ended December 31, 2007

Net assets in liquidation decreased $192,106,000, or $4.37 per share, during the year ended December 31, 2007. The primary reasons for the decrease in net assets were a decrease in real estate assets of $347,682,000, or $7.92 per share, a decrease in cash and cash equivalents of $45,827,000 or $1.04 per share, and a decrease in restricted cash of $7,256,000, or $0.17 per share, offset by a decrease in mortgage loans payable of $206,996,000, or $4.71 per share.

The overall decrease in real estate assets during the year ended December 31, 2007 was primarily due to: (i) a decrease of $342,107,000, or $7.79 per share, due to the sale of the Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street, North Belt Corporate Center, Opus Plaza at Ken Caryl, Madrona Buildings, North Pointe Corporate Center, Eaton Freeway Industrial Park and Bay View Plaza properties; (ii) a decrease of $903,000, or $0.02 per share, as a result of the anticipated sale of the Pax River Office Park property which closed on March 12, 2008; and (iii) a decrease of $6,314,000, or $0.14 per share, in the in the expected liquidation value of certain other properties. The decrease was partially offset by an increase of $1,642,000, or $0.04 per share, in the expected liquidation value of certain other properties. The decrease in cash and cash equivalents during the year ended December 31, 2007 was primarily due to the distributions to stockholders of approximately $188,912,000, or $4.30 per share, offset by net proceeds of $139,833,000 or $3.18 per share, received on the sale of the Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street, North Belt Corporate Center, Opus Plaza at Ken Caryl, Madrona Buildings, North Pointe Corporate Center, Eaton Freeway Industrial Park and Bay View Plaza properties.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

The decrease in restricted cash during the year ended December 31, 2007 was primarily due to the return of lender required reserves in conjunction with the sale of properties. The decrease in mortgage loans payable during the year ended December 31, 2007 was primarily due to the sale of the Two Corporate Plaza, One World Trade Center, One Financial Plaza, 824 Market Street, North Belt Corporate Center, Opus Plaza at Ken Caryl, Madrona Buildings, Eaton Freeway Industrial Park and Bay View Plaza properties and the payoff of the mortgage loan at theSutter Square Galleria property.

For the Year Ended December 31, 2006

Net assets in liquidation decreased $164,720,000, or $3.75 per share, during the year ended December 31, 2006. The primary reasons for the decrease in net assets includes: (i) a decrease in real estate investments of $418,779,000, or $9.54 per share; (ii) a decrease in restricted cash of $5,733,000, or $0.13 per share; (iii) a decrease in investment in marketable securities of $7,617,000, or $0.17 per share; and (iv) a decrease in the liability for estimated costs in excess of estimated receipts during liquidation of $4,560,000, or $0.10 per share, resulting in an asset for estimated receipts in excess of estimated costs during liquidation as offset by (a) an increase in cash and cash equivalents of $69,639,000, or $1.59 per share; (b) a decrease in mortgage loans payable and amounts owed under a credit facility and other debt of $185,530,000, or $4.22 per share; (c) a decrease in accounts payable and accrued liabilities of $5,614,000, or $0.13 per share; and (d) a decrease in security deposits and prepaid rent of $2,360,000, or $0.05 per share.

The overall decrease in the value of real estate assets during the year ended December 31, 2006 includes: (i) a decrease of $400,513,000, or $9.12 per share, due to the sale of the 600 B Street, Hawthorne Plaza, AmberOaks, Brunswig Square, Centerpointe Corporate Park, 5508 Highway 290, Department of Children and Family Campus, Public Ledger Building, Atrium Building and Gemini Plaza properties during the year ended December 31, 2006; (ii) a decrease of $2,587,000, or $0.06 per share, in the anticipated sales prices of the One World Trade Center and One Financial Plaza properties pursuant to executed purchase and sale agreements; and (iii) a decrease of $20,777,000, or $0.47 per share, in the expected liquidation values of certain other properties; as offset by (a) an increase of $1,021,000, or $0.02 per share, as a result of the anticipated sale of the Two Corporate Park property which closed on January 11, 2007; (b) an increase of $39,000, or less than $0.01 per share, as a result of the anticipated sales price of the Opus Plaza at Ken Caryl property pursuant to an executed purchase and sale agreement and (c) an increase of $4,038,000, or $0.09 per share, in the expected liquidation value of certain other properties. The increase in cash and cash equivalents is primarily due to the proceeds received on the sale of our properties which closed in the fourth quarter of 2006. The decrease in restricted cash, accounts payable and accrued liabilities, security deposits and prepaid rent, mortgage loans payable and amounts owed under a credit facility is primarily due to the sale of our properties during the year ended December 31, 2006. The decrease in investment in marketable securities is due to the liquidation of investments in marketable securities during the year ended December 31, 2006.

The net assets in liquidation as of December 31, 2007 of $96,633,000 plus cumulative liquidating distributions through December 31, 2007 of approximately $381,694,000 (which were paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us) would result in liquidating distributions to our beneficiaries per unit of approximately $10.89 per unit (of which $8.69 per share was paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us). These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

6.	Real Estate Investments

Our real estate investments are comprised of consolidated properties and investment in unconsolidated real estate. As of December 31, 2007 and 2006, all of our consolidated properties are considered held for sale in accordance with the plan of liquidation.

G REIT had the following acquisitions and dispositions during the years ended December 31, 2007, 2006 and 2005:

Dispositions in 2007

Pursuant to the Advisory Agreement, our advisor or its affiliate is entitled to property disposition fees in connection with our disposition of properties. Prior to the adoption of the plan of liquidation, our advisor or its affiliate was entitled to a real estate disposition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker. For properties sold after the adoption of the plan of liquidation, we anticipate paying our advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property. Certain disposition fees paid to Triple Net Properties Realty, Inc., or Realty, were passed through to our advisor pursuant to an agreement between our Advisor and Realty, or the Realty-Triple Net Agreement.

Two Corporate Plaza — Houston, Texas

On January 11, 2007, G REIT sold Two Corporate Plaza located in Houston, Texas, or the Two Corporate Plaza property, to Metro Properties, LLC, an unaffiliated third party, for a sales price of $18,000,000. G REIT’s net cash proceeds from the sale were $7,127,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $270,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $380,000, or 2.1% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, G REIT’s net assets available in liquidation were increased by approximately $1,021,000 as of December 31, 2006 as a result of the sale.

One World Trade Center — Long Beach, California

On March 22, 2007, G REIT sold One World Trade Center located in Long Beach, California, or the One World Trade Center property, to Legacy Partners Realty Fund II, LLC, an unaffiliated third party, for a sales price of $148,900,000. G REIT’s net cash proceeds from the sale were $54,165,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee of $2,234,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $893,000, or 0.6% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $310,000 as a result of the sale.

One Financial Plaza — St. Louis, Missouri

On March 30, 2007, G REIT sold One Financial Plaza located in St. Louis, Missouri, or the One Financial Plaza property, of which G REIT owned 77.63%, to Parmenter Realty Fund III, Inc., an unaffiliated third party, for a sales price of $47,000,000. G REIT’s net cash proceeds from the sale were $11,487,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $705,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $380,000, or 0.81% of the sales price, was also paid to an

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

unaffiliated broker at closing. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date increased by approximately $400,000 as a result of the sale.

824 Market Street — Wilmington, Delaware

On June 29, 2007, G REIT sold 824 Market Street located in Wilmington, Delaware, or the 824 Market Street property, to TIC investors managed by our advisor for a sales price of $37,000,000. G REIT’s net cash proceeds from the sale were $16,636,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves and collateral account. A property disposition fee of $648,000, or 1.8% of the sales price, was paid to our advisor and its affiliate. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $877,000 as a result of the sale.

North Belt Corporate Center — Houston, Texas

On June 29, 2007, G REIT sold North Belt Corporate Center located in Houston, Texas, or the North Belt Corporate Center property, to Younan Properties, Inc., an unaffiliated third party, for a sales price of $17,750,000. G REIT’s net cash proceeds from the sale were $6,952,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves and collateral account. A property disposition fee of $266,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $352,000, or 2.0% of the sales price, was also paid to Grubb & Ellis. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $69,000 as a result of the sale.

Opus Plaza at Ken Caryl — Littleton, Colorado

On July 23, 2007, G REIT sold Opus Plaza at Ken Caryl located in Littleton, Colorado, or the Opus Plaza at Ken Caryl property, to On Dow Avenue Partners, LLC, an unaffiliated third party, for a sales price of $10,400,000. G REIT’s net cash proceeds from the sale were $3,207,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $156,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $312,000, or 3.0% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $177,000 as a result of the sale.

Madrona Buildings — Torrance, California

On August 2, 2007, G REIT sold Madrona Buildings located in Torrance, California, or the Madrona Buildings property, to Dominguez Industrial Center, LLC, an unaffiliated third party, for a sales price of $52,500,000. G REIT’s net cash proceeds from the sale were $15,034,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $788,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $412,000, or 0.8% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date increased by approximately $2,927,000 as a result of the sale.

Eaton Freeway Industrial Park — Phoenix, Arizona

On September 14, 2007, G REIT sold Eaton Freeway Industrial Park located in Phoenix, Arizona, or the Eaton Freeway Industrial Park property, to GD Eaton Freeway, LLC, an unaffiliated third party, for a sales price of $7,825,000. G REIT’s net cash proceeds from the sale were $2,326,000 after payment of the related

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $117,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $235,000, or 3.0% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $555,000 as a result of the sale.

North Pointe Corporate Center — Sacramento, California

On September 14, 2007, G REIT sold North Pointe Corporate Center located in Sacramento, California, or the North Pointe Corporate Center property, to Amstar-34, LLC, an unaffiliated third party, for a sales price of $23,750,000. G REIT’s net cash proceeds from the sale were $23,007,000 after payment of closing costs and other transaction expenses. A property disposition fee of $356,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $285,000, or 1.2% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $1,513,000 as a result of the sale.

Bay View Plaza — Alameda, California

On November 6, 2007, G REIT sold Bay View Plaza located in Alameda, California, or the Bay View Plaza property, of which G REIT owned 97.68%, to Ellis Partners LLC, an unaffiliated third party, for a sales price of $9,700,000. G REIT’s net cash proceeds from the sale were $3,828,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. A property disposition fee of $146,000, or 1.5% of the sales price, was paid to our advisor and its affiliate and a sales commission of $194,000, or 2.0% of the sales price, was also paid to Grubb & Ellis. As compared to December 31, 2006, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $967,000 as a result of the sale.

Termination of Property under Contract

On August 8, 2007, G REIT entered into an agreement, which was subsequently amended, to sell Sutter Square Galleria located in Sacramento, California, or the Sutter Square Galleria property, to an unaffiliated third party for a sales price of $7,500,000. On September 21, 2007, the agreement, as amended, was terminated.

Dispositions in 2006

600 B Street — San Diego, California

On July 18, 2006, G REIT sold 600 B Street in San Diego, California, or the 600 B Street property, to Legacy Partners Realty Fund II, LLC, an unaffiliated third party, for a sales price of $95,500,000. G REIT’s cash proceeds were $91,730,000 after closing costs and other transaction expenses. A property disposition fee was paid to Realty of $1,433,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $573,000, or 0.6% of the sales price. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date increased by approximately $755,000 as a result of the sale.

Hawthorne Plaza — San Francisco, California

On September 14, 2006, G REIT sold Hawthorne Plaza located in San Francisco, California, or the Hawthorne Plaza property, to TMG Partners, an unaffiliated third party, for a sales price of $125,000,000. G REIT’s cash proceeds were $68,261,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee was paid to Realty of $1,875,000, or 1.5% of the sales price,

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

and sales commissions to unaffiliated brokers of $750,000, or 0.6% of the sales price. The mortgage loan at the property of $51,719,000 was paid in full upon sale of the property. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date increased by approximately $19,960,000 as a result of the sale.

AmberOaks — Austin, Texas

On September 29, 2006, G REIT sold AmberOaks located in Austin, Texas, or the AmberOaks property, to Chase Merritt, LP, an unaffiliated third party, for a sales price of $46,837,000. G REIT’s cash proceeds were $27,584,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee was paid to Realty of $703,000, or 1.5% of the sales price, and sales commissions to unaffiliated brokers of $611,000, or 1.3% of the sales price. The mortgage loan at the property of $18,050,000 was paid in full upon sale of the property. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date increased by approximately $5,268,000 as a result of the sale.

Brunswig Square — Los Angeles, California

On October 6, 2006, G REIT sold Brunswig Square located in Los Angeles, California, or the Brunswig Square property, to Jamison Properties Inc., an unaffiliated third party, for a sales price of $26,900,000. G REIT’s net cash proceeds from the sale were $9,639,000 after payment of the related mortgage loan, closing costs and other transaction expenses. A property disposition fee of $404,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $336,000, or 1.3% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $2,062,000 as a result of the sale.

Centerpoint Corporate Park — Kent, Washington

On October 17, 2006, G REIT sold Centerpoint Corporate Park located in Kent, Washington, or the Centerpoint Corporate Park property, to Archon Acquisition, LLC, an unaffiliated third party, for a sales price of $77,525,000. G REIT’s net cash proceeds from the sale were $33,707,000 after payment of the related credit facility attributable to the Centerpoint Corporate Park property, closing costs and other transaction expenses. A property disposition fee of $1,163,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $465,000, or 0.6% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date increased by approximately $17,173,000 as a result of the sale.

5508 Highway 290 — Austin, Texas

On November 14, 2006, G REIT sold 5508 Highway 290 located in Austin, Texas, or the 5508 Highway 290 property, to The Commons at Cliff Creek LTD, an unaffiliated third party, for a sales price of $10,200,000. G REIT paid $862,000 upon the disposition of the property to pay off the related credit facility and to pay closing costs and other transaction expenses. A property disposition fee of $150,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $450,000, or 4.4% of the sales price, was also paid to unaffiliated brokers. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $705,000 as a result of the sale.

Department of Children and Family Campus — Plantation, Florida

On November 15, 2006, G REIT sold Department of Children and Family Campus located in Plantation, Florida, or the Department of Children and Family Campus property, to TIC investors managed by our advisor for a sales price of $13,000,000. G REIT’s net cash proceeds from the sale were $2,898,000 after pay-off of

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

the related credit facility and the payment of closing costs and other transaction expenses. As compared to December 31, 2005, G REIT’s net assets available in liquidation as the sales date increased by approximately $3,147,000 as a result of the sale.

Public Ledger Building — Philadelphia, Pennsylvania

On November 22, 2006, G REIT sold Public Ledger Building located in Philadelphia, Pennsylvania, or the Public Ledger Building property, to J Grasso Properties, LLC, an unaffiliated third party for a sales price of $43,000,000. G REIT’s net cash proceeds from the sale were $13,933,000 after pay-off of the related mortgage loan and the payment of closing costs and other transaction expenses. A property disposition fee of $645,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $430,000, or 1.0% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date increased by approximately $558,000 as a result of the sale.

Atrium Building — Lincoln, Nebraska

On December 15, 2006, G REIT sold Atrium Building located in Lincoln, Nebraska, or the Atrium Building property, to Sequoia Investments XVIII, LLC, an unaffiliated third party for a sales price of $5,805,000. G REIT paid $219,000 upon the disposition of the property to pay off the related mortgage loan and to pay closing costs and other transaction expenses. A property disposition fee of $87,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $174,000, or 3.0% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $480,000 as a result of the sale.

Gemini Plaza — Houston, Texas

On December 29, 2006, G REIT sold Gemini Plaza located in Houston, Texas, or the Gemini Plaza property, to Manuchehr Khoshbin, an unaffiliated third party for a sales price of $17,000,000. G REIT’s net cash proceeds from the sale were $5,633,000 after pay-off of the related mortgage loan and the payment of closing costs and other transaction expenses. A property disposition fee of $255,000, or 1.5% of the sales price, was paid to Realty and a sales commission of $251,000, or 1.5% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2005, G REIT’s net assets available in liquidation as of the sales date decreased by approximately $2,437,000 as a result of the sale.

Dispositions in 2005

525 B Street — San Diego, California

On August 10, 2005, G REIT sold 525 B Street located in San Diego, California, or the 525 B Street property, to an unaffiliated third party, for a sales price of $116,000,000. In conjunction with the sale of the 525 B Street property, G REIT paid off its existing cross-collateralized debt of $126,000,000 on the 525 B and 600 B Street properties. The sale resulted in G REIT recording a gain of $10,550,000. A property disposition fee of $1,115,000, or 1.0% of the sales price, was paid to Realty and sales commissions of $862,000, or 0.7% of the sales price, was also paid to unaffiliated brokers.

Park Sahara — Las Vegas, Nevada

On December 20, 2005, the Park Sahara property in Las Vegas, Nevada, of which G REIT owned a 4.75% TIC interest, was sold to an unaffiliated third party for a total sales price of $17,455,000. G REIT received net cash proceeds from the sale totaling approximately $273,000 after repayment of debt, closing costs and other transaction expenses. The sale resulted in G REIT recording a net gain of approximately

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

$132,000. A property disposition fee of $320,000, or approximately 1.8% of the total sales price, was paid to Realty and sales commissions of $639,000, or approximately 3.7% of the total sales price, was also paid to unaffiliated brokers.

Acquisitions in 2005

Pursuant to the Advisory Agreement, our advisor or its affiliate is entitled to property acquisition fees in connection with our acquisition of properties. Prior to the adoption of the plan of liquidation, our advisor or its affiliate was entitled to a real estate acquisition fee of up to 3.0% of the purchase price of a property. Certain acquisition fees paid to Realty were passed through to our advisor pursuant to the Realty-Triple Net Agreement.

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

Investments in Unconsolidated Real Estate

Prior to the adoption of the plan of liquidation, investments in unconsolidated real estate consisted of our investments in undivided TIC interests. Under the liquidation basis of accounting all of our investments in unconsolidated real estate are recorded at estimated fair value less costs to sell.

The summarized condensed combined historical financial information of investments in G REIT’s unconsolidated real estate is as follows:

Year Ended
December 31,
2005

Revenues	$20,512,000
Rental and other expenses	16,195,000

Net income	$4,317,000

Our equity in earnings	$1,337,000

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

7.	Restricted Cash

Restricted cash is comprised of credit enhancements and impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements. As of December 31, 2007 and 2006, we had restricted cash of $1,299,000 and $8,555,000, respectively.

8.	Mortgage Loans Payable Secured by Properties Held for Sale

As of December 31, 2007, we had a secured mortgage loan outstanding on one of our consolidated properties, representing aggregate indebtedness in the principal amount of $24,000,000 ($18,840,000 on a liquidation basis) consisting of all variable rate debt at a weighted-average interest rate of 8.13% per annum. As of December 31, 2006, we had secured mortgage loans outstanding on 11 of our consolidated properties, representing aggregate indebtedness in the principal amount of $238,010,000 ($225,836,000 on a liquidation basis) consisting of $196,321,000 on a liquidation basis, or 86.9%, of fixed rate debt at a weighted-average interest rate of 5.32% per annum and $29,515,000 on a liquidation basis, or 13.1%, variable rate debt at a weighted-average interest rate of 7.86% per annum. As of December 31, 2007, the effective interest rate and weighted-average effective interest rate on the mortgage loan was 8.13% per annum. As of December 31, 2006 the effective interest rates on mortgage loans ranged from 5.18% to 8.22% per annum and the weighted-average effective interest rate was 5.65% per annum.

As of December 31, 2007 and 2006, we have adjusted the carrying values of the outstanding mortgage loans payable to the estimated settlement amount in the condensed consolidated statements of net assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the properties that are not wholly owned by us.

Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. On November 1, 2007, the $24,000,000 secured mortgage loan with LaSalle on the Western Place I & II property, of which we own 78.5%, matured. As a result, as of December 31, 2007, G REIT was in default on the mortgage loan with LaSalle. On February 26, 2008 we refinanced such mortgage loan with Wachovia. See Subsequent Events.

Derivatives are recognized as either assets or liabilities in the condensed consolidated statements of net assets and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change. We did not have any derivative financial instruments as of December 31, 2007 or 2006.

The principal payments due on notes payable for each of the next five years ending December 31 and thereafter are summarized as follows (liquidation basis):

Year	Amount

2008	$18,840,000
2009	—
2010	—
2011	—
2012	—
Thereafter	—

$18,840,000

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

9.	Minority Interests

Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of December 31, 2007, amounted to a 21.5% interest in Western Place I & II. In accordance with the adoption of the plan of liquidation, we applied the minority interest liability of $1,202,000 and $5,349,000 as of December 31, 2007 and 2006, respectively, against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets.

We currently have the right to purchase all or any portion of the outstanding undivided TIC interests in Western Place I & II at fair market value. However, we do not intend to acquire any portion of the outstanding undivided TIC interests as we are currently focused on liquidating our remaining assets and liabilities.

10.	Stockholders’ Equity

Common Stock

As of December 31, 2007, 2006 and 2005, 43,920,000, 43,920,000 and 43,869,000 shares of our common stock were outstanding, respectively. The aggregate gross proceeds to us before offering costs and selling commissions were $437,315,000 pursuant to our initial public offering, or Initial Offering, and our second public offering, or Second Offering. See Note 14 — “Related Party Transactions”. An aggregate of 22,100 shares of our common stock, or $200,005 of our common stock, were sold to our advisor in accordance with the requirements of the North American Securities Administrators Association.

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

In connection with our Initial Offering, we incurred $20,944,000 of costs related to the issuance and distribution of our common stock through December 31, 2004. Such amount includes $18,565,000 paid to NNN Capital Corp., the dealer manager of the Offering, a company 100.0% owned by Anthony W. Thompson, the former Chairman of the board of directors of Grubb & Ellis and founder of our Advisor, during the offering period, principally comprised of selling commissions, marketing and due diligence costs. In addition, we paid $1,630,000 to our advisor for reimbursement of offering expenses.

Beginning September 1, 2002, we began monthly distributions to G REIT stockholders of record as of the end of the preceding month at an annual rate of 7.00% of the per share purchase price to the extent of lawfully available funds. The distribution rate increased to 7.25% effective January 1, 2003 and to 7.50% effective June 1, 2003. Subsequent to March 31, 2006, all distributions have been paid in the form of liquidating distributions to its stockholders and recorded when approved. Since the approval of the plan of liquidation, G REIT paid three special liquidating distributions as follows: (i) in October 2006 G REIT paid $171,289,000, or $3.90 per share; (ii) in April 2007 G REIT paid $131,761,000, or $3.00 per share; and (iii) in November 2007 G REIT paid $43,920,000, or $1.00 per share, for a total of $7.90 per share being paid to date in special liquidating distributions. In addition, G REIT has paid cumulative monthly liquidating distributions beginning with the April 2006 distribution, paid in May 2006, through and including the December 2007 distribution, paid in January 2008, totaling $34,724,000, or $0.79 per share, to its stockholders. The monthly liquidating distributions to stockholders were based on an annualized rate of 7.50% on: (i) a $10.00 per share value from May 2006 through October 2006; (ii) a remaining $6.10 per share value from November 2006 to April 2007; (iii) a remaining $3.10 per share value from May 2007 to November 2007; and (iv) a remaining $2.10 per share value beginning in December 2007. While the plan of liquidation provided that monthly distributions would terminate following the payment of liquidating distributions totaling $150,000,000,

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

G REIT’s board of directors decided to continue to pay monthly distributions at an annualized rate of 7.50% on the share value remaining of $2.10. Our Trustees will continue to evaluate the payment of monthly liquidating distributions on an on-going basis as more properties are sold and additional special liquidating distributions are paid to beneficiaries. Every payment of liquidating distributions will be subject to the availability of cash and the discretion of our Trustees. For the year ended December 31, 2007, we declared liquidating distributions of $188,912,000, or $4.30 per share. For the year ended December 31, 2006, we declared distributions of $201,017,000, or $4.58 per share, which consisted of $8,235,000, or $0.19 per share, in distributions declared prior to G REIT stockholders approving the plan of liquidation on February 27, 2006 and $192,782,000, or $$4.39 per share, in liquidating distributions. We had distributions payable of $576,000, or $0.01 per share and $0 as of December 31, 2007 and 2006.

Stock Option Plans

Independent Director Stock Option Plan

On July 22, 2002, we adopted the independent director stock option plan, or Director Plan, which was approved by G REIT stockholders at our annual meeting on June 28, 2003. We had authorized and reserved a total of 100,000 shares of common stock for issuance under the Director Plan. The Director Plan provided for the grant of options to purchase 5,000 shares of common stock to each independent or outside director as of the date such individual became a director, and subsequent grants of options to purchase 5,000 shares of common stock on the date of each annual meeting of stockholders to each independent and outside director still in office. No options were granted during the years ended December 31, 2007 and 2006. Upon approval of the plan of liquidation by G REIT stockholders on February 27, 2006, all outstanding options were forfeited for no consideration and the Director Plan was terminated.

Officer and Employee Stock Option Plan

On July 22, 2002, we adopted the officer and employee stock option plan, or Officer Plan. We authorized and reserved a total of 400,000 shares of common stock for issuance under the Officer Plan. No options were granted during the years ended December 31, 2007 and 2006. Upon approval of the plan of liquidation by G REIT stockholders on February 27, 2006, all outstanding options were forfeited for no consideration and the Officer Plan was terminated.

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

As of December 31, 2007 and 2006 there were 55,000 restricted shares of common stock granted. Restricted shares vested at 20.0% per year on each of the first through fifth anniversaries of the grant date, or sooner upon a change of control of our company. Compensation expense related to the restricted stock awards under the 2004 Plan is recorded over the related vesting periods based on the fair value of the underlying

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

awards. Included in the general and administrative expenses in the accompanying consolidated statement of operations is compensation expense of $98,000 for the year ended December 31, 2005, related to such awards. During the year ended December 31, 2005, 4,000 restricted shares vested. The 2004 Plan was terminated upon approval of the plan of liquidation by G REIT stockholders on February 27, 2006 and all outstanding restricted shares became fully vested.

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

11.	Future Minimum Rent

Rental Income

We have operating leases with tenants that expire at various dates through 2021 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2007, are summarized as follows:

Year Ending	Amount

2008	$8,444,000
2009	7,507,000
2010	5,918,000
2011	4,116,000
2012	2,447,000
Thereafter	4,741,000

Total	$33,173,000

A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2007, 2006 and 2005, the amount of contingent rent earned by us was not significant.

12.	Related Party Transactions

Advisory Agreement

Advisory Fees

The Advisory Agreement between our advisor and G REIT expired on July 22, 2005. Based on the adoption of the plan of liquidation, our advisor has agreed to continue to provide its services to us on a

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our advisor cannot exceed the greater of 2.0% of average invested assets, as defined, or 25.0% of net income for the previous four quarters, as defined. As of December 31, 2007, 2006 and 2005, such reimbursement had not exceeded these limitations. During the years ended December 31, 2007, 2006 and 2005, G REIT reimbursed our advisor for expenses of $1,951,000, $2,830,000, and $2,941,000, respectively, related to its operations.

Pursuant to the Advisory Agreement, our advisor or its affiliate is entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.

Real Estate Acquisition Fee

Prior to the adoption of the plan of liquidation, our advisor or its affiliate was entitled to a real estate acquisition fee of up to 3.0% of the purchase price of a property. For the year ended December 31, 2005, G REIT paid $448,000 to our advisor or its affiliate for real estate acquisition fees. No real estate acquisition fees were paid to our advisor for the years ended December 31, 2006 and 2005.

Real Estate Disposition Fee

Prior to the adoption of the plan of liquidation, our advisor or its affiliate was entitled to a real estate disposition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker. For properties sold after the adoption of the plan of liquidation, we anticipate paying our advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property. For the years ended December 31, 2007, 2006 and 2005, G REIT paid our advisor or its affiliate $5,686,000, $6,713,000, and $1,115,000 for real estate disposition fees.

Lease Commissions

We pay our advisor or its affiliate a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2007, 2006 and 2005, G REIT paid our advisor or its affiliate leasing commissions of $1,114,000, $3,705,000 and $2,756,000, respectively.

Property Management Fees

We pay our advisor or its affiliate a property management fee of 5.0% of the gross revenues from our properties. For the years ended December 31, 2007, 2006 and 2005, G REIT incurred and paid property management fees to our advisor or its affiliate of $1,658,000, $4,811,000 and $5,617,000, respectively.

Incentive Distributions

Our advisor owned non-voting incentive performance units in the Operating Partnership and was entitled to incentive distributions of operating cash flow after G REIT stockholders received an 8.0% annual return on their invested capital. On January 28, 2008, immediately before the transfer of G REIT’s assets and liabilities

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

to us, the Operating Partnership redeemed the special limited partnership interest held by its advisor, Grubb & Ellis Realty Investors in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are know our beneficiaries, have received certain returns on their invested capital. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. No incentive distributions were made to our advisor for the years ended December 31, 2006, 2005 and 2004. In accordance with the plan of liquidation, the estimated incentive fee distribution to our advisor is between $0 and $9,070,000. Based on the valuation of G REIT’s portfolio as of December 31, 2007 and 2006, we have reserved for an estimated incentive fee distribution to our advisor of $763,000 and $3,226,000, respectively.

Retention Bonuses and Milestone Payments

In accordance with the plan of liquidation approved by G REIT stockholders, G REIT paid Scott D. Peters, G REIT’s former Chief Executive Officer and President, and Andrea R. Biller, G REIT’s former Executive Vice President and Secretary, retention bonuses of $50,000 and $25,000, respectively, upon the filing of each of its annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. As of December 31, 2007, Mr. Peters and Ms. Biller had received, in the aggreage, retention bonuses of $400,000 and $200,000 from G REIT, respectively. Additionally, our advisor paid to each of Scott D. Peters and Andrea R. Biller a performance-based bonus of $100,000 upon the receipt by our advisor of net commissions aggregating $5,000,000 or more from the sale of G REIT’s properties. As of December 31, 2007, Mr. Peters and Ms. Biller had received their performance-based bonuses of $100,000 each from our advisor. Effective January 30, 2008 and March 4, 2008, Scott D. Peters and Andrea R. Biller, respectively, waived their rights to receive all future retention bonuses.

D. Fleet Wallace, W. Brand Inlow, Edward A. Johnson, Gary T. Wescombe and Gary H. Hunt, our Trustees (and previously independent directors of G REIT), were entitled to receive certain milestone payments of $25,000 on each of December 31, 2007 and 2006 for serving as members of G REIT’s board of directors and G REIT’s special committee. Our Trustees (and previously as the independent directors of G REIT) are also entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. As of March 24, 2008, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.

Real Estate Commissions

In August 2006, Jeffrey T. Hanson was appointed to serve as a member of the then Board of Managers and the Managing Director-Real Estate of our advisor and the President and Chief Executive Officer of Realty. Prior to his employment with our advisor and Realty, Mr. Hanson was employed with Grubb & Ellis Co. In connection with his previous employment with Grubb & Ellis Co., and subsequent to his employment with our advisor and Realty, Mr. Hanson has been paid real estate commissions of approximately $309,000 relating to transactions involving properties sold by G REIT.

Related Party Accounts Receivable/Payable

Related party accounts receivable consists primarily of amounts due to us from our advisor and affiliates. Related party accounts payable consists primarily of amounts due from us to our advisor and affiliates.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

Review, Approval or Ratification of Transactions with Related Persons

All transactions between us and any related person, including our advisor and its affiliates, are reviewed and approved by our Trustees. Additionally, the plan of liquidation provides that we may sell our remaining assets to one of our affiliates or an affiliate of our advisor. If we enter such a transaction, we expect that our Trustees will require that Stanger, or another independent consultant, opine to us as to the fairness of the consideration to be received by us in such transaction, from a financial point of view, or conduct an appraisal of the applicable property as a condition to their approval. In no event will our Trustees approve a transaction if: (i) Stanger, or another independent consultant, concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) Stanger, or another independent consultant, concludes that the consideration to be received is less than the appraised value of the applicable property; or (iii) we have received a higher offer for the applicable property from a credible party with whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.

13.	Commitments and Contingencies

Operating Leases

The Sutter Square Galleria property is subject to a ground lease expiring in 2040 with one ten-year option period thereafter. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement.

The aggregate ground lease rent for the years ended December 31, 2007, 2006 and 2005 was $162,000, $372,000 and $515,000, respectively. We do not have any future minimum ground lease obligations under noncancelable leases as of December 31, 2007 as a result of the sale of our 600 B Street and Atrium Building properties during the year ended December 31, 2006.

SEC Investigation

On September 16, 2004, our advisor advised G REIT that it learned that the SEC Los Angeles Enforcement Division, or the SEC Staff, was conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our advisor relating to disclosure in public and private securities offerings sponsored by our advisor and its affiliates, or the Triple Net securities offerings (including offerings by G REIT). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our advisor is engaged in settlement negotiations with the SEC Staff regarding this matter. Based on these negotiations, our advisor believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC Staff must be approved by the Commissioners. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our advisor that, if obtained, could materially adversely affect our advisor’s ability to perform its duties to us. The matters that are the subject of this investigation could also give rise to claims against our advisor by investors in its existing real estate investment programs which could adversely affect our advisor’s performance with respect to us. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

Prior Performance Tables

In connection with G REIT’s initial and second public offerings of common stock conducted through “best efforts” offerings from July 22, 2002 through April 30, 2004, G REIT disclosed the prior performance of all public and private investment programs sponsored by our advisor. Our advisor determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our advisor have invested either along side or in other programs sponsored by our advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for limited liability company investments; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our advisor’s program and aggregate portfolio operating results. At this time there is no litigation related to the prior performance tables.

Revised prior performance tables reflecting corrected numbers and disclosures from those initially included in G REIT’s prospectuses dated July 22, 2002 and January 23, 2004 were included in each of G REIT’s definitive proxy statement and G REIT’s Current Report on Form 8-K filed with the SEC on January 13, 2006.

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

Unconsolidated Debt

Total mortgage debt of our unconsolidated property, Congress Center located in Chicago, Illinois, or, the Congress Center property was $96,101,000 and $97,308,000 as of December 31, 2007 and 2006, respectively. Our share of the unconsolidated debt, based on our ownership percentage, was $28,830,000 and $29,192,000 as of December 31, 2007 and 2006, respectively.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of its intent to exercise its option to terminate its lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender under our mortgage debt, the lender

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

was entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the co-owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender was entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our advisor or its affiliates or NNN 2002 Value Fund, LLC, or our affiliate co-owner, will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. G REIT, along with T REIT Liquidating Trust (successor of T REIT, Inc.) and our affiliate co-owner paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2007, G REIT has advanced $273,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with T REIT Liquidating Trust (successor of T REIT, Inc.) and our affiliate co-owner, will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Realty has begun marketing efforts to re-lease the space as a result of the lease termination on January 1, 2008; however, our failure to replace this tenant may reduce or delay our liquidating distributions to our beneficiaries.

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2007, the Congress Center property was in compliance with all such covenants.

Other

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position and results of operations.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

14.	Discontinued Operations — Properties Held for Sale

Prior to adoption of the plan of liquidation, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2004 classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. In accordance with the plan of liquidation, all of our operating properties for all periods presented are considered discontinued operations. The following tables summarize the properties held for sale and income (loss) and expense components that comprise discontinued operations for the year ended December 31, 2005:

Property	Date Purchased	Date Sold

5508 West Highway 290 Building	September 13, 2002	November 14, 2006
Two Corporate Plaza	November 27, 2002	January 11, 2007
Atrium Building	January 31, 2003	December 15, 2006
Department of Children and Family	April 25, 2003	November 15, 2006
Gemini Plaza	May 2, 2003	December 29, 2006
Bay View Plaza	July 31, 2003	November 6, 2007
North Pointe Corporate Center	August 11, 2003	September 14, 2007
824 Market St.	October 10, 2003	June 29, 2007
Sutter Square Galleria	October 28, 2003	—
One World Trade Center	December 5, 2003	March 22, 2007
Centerpoint Corporate Park	December 30, 2003	October 17, 2006
AmberOaks Corporate Center	January 20, 2004	September 29, 2006
Public Ledger Building	February 13, 2004	November 22, 2006
Madrona Buildings	March 31, 2004	August 2, 2007
Brunswig Square	April 5, 2004	October 6, 2006
North Belt Corporate Center	April 8, 2004	June 29, 2007
Hawthorne Plaza	April 20, 2004	September 14, 2006
Pacific Place	May 26, 2004	—
525 B Street — Golden Eagle	June 14, 2004	August 10, 2005
600 B Street — Comerica	June 14, 2004	July 18, 2006
Western Place I & II	July 23, 2004	—
Pax River Office Park	August 6, 2004	March 12, 2008
One Financial Plaza	August 6, 2004	March 30, 2007
Opus Plaza at Ken Caryl	September 12, 2005	July 23, 2007
Eaton Freeway Industrial Park	October 21, 2005	September 14, 2007

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

Year Ended
December 31,
2005

Revenues
Rental income	$118,912,000
Interest income	216,000

119,128,000
Expenses
Rental expenses	56,310,000
Depreciation and amortization	39,027,000
Interest expense (including amortization of deferred financing costs)	28,189,000
Minority interest	(183,000)

Loss from discontinued operations — properties held for sale, net	(4,215,000)
Gain on sale of real estate	10,550,000

$6,335,000

Intangible Assets

Amortization expense recorded on the identified intangible assets, for each of fiscal years ended December 31, 2005 was $16,030,000.

As of December 31, 2005, all intangible assets and related accumulated amortization balances were adjusted to net realizable value.

Intangible Liabilities

Amortization expense recorded on the identified intangible liabilities, for each of fiscal years ended December 31, 2005 was $4,604,000.

As of December 31, 2005, all intangible liabilities and related accumulated amortization balances adjusted to net settlement value.

15.	Tax Treatment of Distributions

The income tax treatment for distributions reportable for the years ended December 31, 2007, 2006 and 2005 was as follows:

	December 31,
	2007		2006		2005

Ordinary income	$—	—	$2,829,000	1.40%	$3,333,000	10.12%
Capital gain	—	—	—	—	11,963,000	36.34%
Return of capital	—	—	2,661,000	1.32%	17,628,000	53.54%
Liquidating distributions	190,010,000	100.00%	196,597,000	97.28%	—	—

	$190,010,000	100.00%	$202,087,000	100.00%	$32,924,000	100.00%

Subsequent to March 31, 2006, approximately $188,912,000, or $4.30 per share, and $192,782,000, or $4.39 per share, of liquidating distributions to G REIT stockholders were paid for the years ended

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

December 31, 2007 and 2006, respectively, and are treated by stockholders as proceeds from the sale of their stock.

16.	Business Combinations

During the year ended December 31, 2005, G REIT completed the acquisition of two wholly-owned consolidated properties, adding a total of 124,000 square feet of GLA to its property portfolio. The aggregate purchase price of the two consolidated properties was $17,764,000, of which $11,700,000 was financed with mortgage debt. Realty was paid $448,000 in real estate acquisition fees in connection with these acquisitions. In accordance with SFAS No. 141, G REIT allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2005, G REIT allocated and recorded $2,846,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. In addition, G REIT have recorded a lease intangible liability related to the acquired below market lease which aggregated $127,000 during 2005.

Assuming all of the 2005 acquisitions had occurred January 1, 2005, pro forma net income and net income per diluted share would have been $2.4 million and $0.05 respectively, for the year ended December 31, 2005. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

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

	Liquidation Basis
	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Net assets in liquidation, beginning of period	$147,408,000	$151,719,000	$284,843,000	$288,739,000

Change to asset for estimated receipts in excess of estimated costs during liquidation	—	85,000	(924,000)	(1,155,000)
Net increase (decrease) in fair value	(4,577,000)	(1,842,000)	2,937,000	2,282,000
Liquidating distributions to stockholders	(46,198,000)	(2,554,000)	(135,137,000)	(5,023,000)

Change in net assets in liquidation	(50,775,000)	(4,311,000)	(133,124,000)	(3,896,000)

Net assets in liquidation, end of period	$96,633,000	$147,408,000	$151,719,000	$284,843,000

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

	Liquidation Basis
	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Net assets in liquidation, beginning of period	$462,193,000	$473,518,000	$454,184,000	$453,459,000

Change to asset (liability) for estimated receipts (costs) in excess of estimated (costs) receipts during liquidation	5,796,000	(542,000)	(314,000)	(380,000)
Net increase (decrease) in fair value	(2,938,000)	(2,549,000)	27,884,000	1,105,000
Liquidating distributions to stockholders	(176,312,000)	(8,234,000)	(8,236,000)	—

Change in net assets in liquidation	(173,454,000)	(11,325,000)	19,334,000	725,000

Net assets in liquidation, end of period	$288,739,000	$462,193,000	$473,518,000	$454,184,000

18.	Subsequent Events

Plan of Liquidation

On January 28, 2008, G REIT transferred its assets to, and its liabilities were assumed by, us in accordance with the plan of liquidation and the Liquidating Trust Agreement.

Real Estate Investments

Dispositions in 2008

Pax River Office Park — Lexington, Maryland

On March 12, 2008, we sold our Pax River Office Park property located in Lexington, Maryland to Hampshire Global Partners, LLC, an unaffiliated third party, for a sales price of $14,475,000. Our net cash proceeds from the sale were $13,984,000 after payment of closing costs and other transaction expenses. A sales commission of $253,000, or 1.7% of the sales price, was also paid to an unaffiliated broker. As compared to December 31, 2006, our net assets available in liquidation as of the sales date decreased by approximately $903,000, or $0.02 per share, as a result of the sale.

Mortgage Loans Payable Secured by Properties Held for Sale

On February 26, 2008, we, along with our co-owners, or the Western Place Owners, refinanced the Western Place I & II property’s mortgage loan with Wachovia Bank, National Association, or Wachovia, in the principal amount of $28,000,000. The loan matures on February 28, 2009, and provides for monthly interest-only payments due on the first day of each calendar month, beginning April 1, 2008. At the option of the Western Place Owners, the loan bears interest at per annum rates equal to: (a) 30-day LIBOR plus 1.65% per annum; or (b) the Prime Rate, as announced by Wachovia from time to time as its prime rate. If any monthly installment that is due is not received by Wachovia on or before the 15th day of each month, the loan provides for a late charge equal to 4.0% of such monthly installment. In the event of a default, the loan also provides for a default interest rate of 4.0% per annum plus the greater of the LIBOR Rate or the Prime Rate. The loan may be prepaid in whole or in part, without paying a prepayment premium. The loan documents contain certain customary representations, warranties, covenants and indemnities. In addition, the Western Place Owners entered into an interest rate swap agreement, or the ISDA Agreement, in conjunction with refinance of the Western Place I & II property. As a result of the ISDA Agreement, the Western Place loan bears interest at a nominal fixed rate of 6.21% per annum from February 26, 2008 through February 28, 2009; and provides

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

for monthly interest-only payments due on the first business day of each calendar month commencing on April 1, 2008. As a result of the refinancing, the Western Place Owners borrowed $24,250,000. In addition, there is $3,750,000 available for general tenant improvements, leasing commissions and capital improvements under the mortgage loan, which shall be released as work or leasing costs are incurred and evidence of such costs is provided to the satisfaction of lender. As of March 24, 2008, there was $24,250,000, of which $19,036,000 represents our pro rata share, outstanding on the mortgage loan with Wachovia.

Unconsolidated Debt

In connection with the transfer of assets and liabilities from G REIT to us on January 28, 2008, we may be required to pay a transfer fee of up to $288,000 with respect to the assumption of certain debt obligations by us related to the unconsolidated property. We are in the process of working with the lender to finalize the terms of the transfer of this obligation.

Unconsolidated Debt Due to Related Parties

On February 1, 2008, the Congress Center property, of which we own 30.0%, entered into an unsecured loan with NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured note provides for a maturity date of July 31, 2008, bears interest at a fixed rate of 7.64% per annum and requires monthly interest-only payments for the term of the unsecured note.

G REIT LIQUIDATING TRUST

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2005 — Reserve deducted from accounts receivable	$321,000	$—	$—	$(321,000)	$—

G REIT LIQUIDATING TRUST

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED
DEPRECIATION

		Initial Costs to Company		Gross Amounts at Which Carried at Close of Period
			Buildings		Buildings		Net
			and		and	Accumulated	Liquidation		Date
	Encumbrance	Land	Improvements	Land	Improvements	Depreciation(2)	Adjustment(1)	Total	Constructed

Sutter Square (Office), Sacramento, CA	$—	$—	$8,414,000	$—	$8,538,000	$(581,000)	$	$7,957,000	1987
Pacific Place (Office), Dallas, TX	—	1,230,000	24,646,000	1,230,000	26,496,000	(1,372,000)		26,354,000	1982
Western Place I & II (Office), Fort Worth, TX	24,000,000	2,397,000	27,652,000	2,397,000	31,270,000	(1,517,000)		32,150,000	1980
Pax River (Office), Lexington Park, MD	—	1,661,000	12,163,000	1,661,000	12,383,000	(482,000)		13,562,000	1983
Net Liquidation Adjustment(1)	(5,160,000)	—	—	—	—	—	(9,110,000)	(9,110,000)

Total	$18,840,000	$5,228,000	$72,875,000	$5,228,000	$78,687,000	$(3,952,000)	$(9,110,000)	$70,913,000

Maximum Life on Which
	Date	Depreciation in Latest
	Acquired	Income Statement is Computed

Sutter Square (Office), Sacramento, CA	October 28, 2003	39 years
Pacific Place (Office), Dallas, TX	May 26, 2004	39 years
Western Place I & II (Office), Fort Worth, TX	July 23, 2004	39 years
Pax River (Office), Lexington Park, MD	August 6, 2004	39 years

(a)	The changes in total real estate for the year ended December 31, 2007 are as follows:

2007

Balance as of December 31, 2006 (liquidation basis)	$417,384,000
Capital expenditures	3,012,000
Liquidation adjustment, net	(5,889,000)
Disposals	(343,594,000)

Balance as of December 31, 2007 (liquidation basis)	$70,913,000

(1)	Under the liquidation basis of accounting, our real estate holding are now carried at their estimated fair value, as a result the net liquidation adjustment is the net adjustment that we have made to the carrying value of the property in order to reflect its fair value.

(2)	Depreciation expense has not been recorded subsequent to December 31, 2005 as a result of the adoption of the plan of liquidation, because all assets are considered held for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G REIT LIQUIDATING TRUST (Registrant)

By	/s/ Gary T. Wescombe	Chairman of the Trustees

Gary T. Wescombe

Date	March 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gary T. Wescombe	Chairman of the Trustees

Gary T. Wescombe

Date	March 24, 2008

By	/s/ Gary H. Hunt	Trustee

Gary H. Hunt

Date	March 24, 2008

By	/s/ W. Brand Inlow	Trustee

W. Brand Inlow

Date	March 24, 2008

By	/s/ Edward A. Johnson	Trustee

Edward A. Johnson

Date	March 24, 2008

By	/s/ D. Fleet Wallace	Trustee

D. Fleet Wallace

Date	March 24, 2008

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Exhibit

2.1		G REIT, Inc. Plan of Liquidation and Dissolution, as approved by stockholders on February 27, 2006 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on January 13, 2006 and incorporated herein by reference)
3.1		Articles of Incorporation of G REIT, Inc. (as approved by stockholders on June 29, 2004 and as currently in effect (included as Appendix B to our Definitive Proxy Statement filed on May 27, 2004 and incorporated herein by reference).
3.2		Bylaws of G REIT, Inc. (as approved by stockholders on June 29, 2004 and as currently in effect (included as Appendix C to our Definitive Proxy Statement filed on May 27, 2004 and incorporated herein by reference).
4.1		Form of our Common Stock Certificate (included as Exhibit 4.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.1		Form of Agreement of Limited Partnership of G REIT, L.P. (included as Exhibit 10.1 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.2		Amended and Restated Dividend Reinvestment Plan (included as Exhibit C to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.3		Amended and Restated Stock Repurchase Plan (included as Exhibit D to our Prospectus, a part of Amendment No. 2 to our Registration Statement on Form S-11 filed on January 23, 2004 (File No. 333-109640) and incorporated herein by reference).
10.4		Independent Director Stock Option Plan (included as Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.5		Officer and Employee Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-11 filed on April 29, 2002 (File No. 333-76498) and incorporated herein by reference).
10.6		Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed on January 9, 2002 (File No. 333-76498) and incorporated herein by reference).
10.7		First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed on December 18, 2002 (File No. 333-76498) and incorporated herein by reference).
10	.8+	2004 Incentive Award Plan (included as Appendix A to the Definitive Proxy filed on May 27, 2004 and incorporated herein by reference).
10.9		Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of January 31, 2003 (included as Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005 and incorporated herein by reference).
10.10		First Amendment to Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of April, 2003 (included as Exhibit 10.49 to Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005 and incorporated herein by reference).
10.11		Amended and Restated Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of July 17, 2003 (included as Exhibit 10.50 to Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005 and incorporated herein by reference).

Exhibit
Number		Exhibit

10.12		First, Second, Third, Fourth, Fifth and Sixth Amendment to the Amended and Restated Credit Agreement among G REIT, L.P., the Lenders and LaSalle Bank National Association dated as of August 11, 2003, September 19, 2003, November 7, 2003, December 19, 2003, March, 2004 and August 27, 2004, respectively (included as Exhibit 10.51 to Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005 and incorporated herein by reference).
10.13		Second Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated January 5, 2007 (included as Exhibit 10.1 to Form 8-K filed on January 10, 2007 and incorporated herein by reference).
10.14		Third Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated January 19, 2007 (included as Exhibit 10.1 to Form 8-K filed on January 25, 2007 and incorporated herein by reference).
10.15		Fourth Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated January 26, 2007 (included as Exhibit 10.1 to Form 8-K filed on February 1, 2007 and incorporated herein by reference).
10.16		Fifth Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated January 31, 2007 (included as Exhibit 10.2 to Form 8-K filed on February 1, 2007 and incorporated herein by reference).
10.17		Sixth Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated February 15, 2007 (included as Exhibit 10.1 to Form 8-K filed on February 22, 2007 and incorporated herein by reference).
10.18		Seventh Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated February 22, 2007 (included as Exhibit 10.1 to Form 8-K filed on February 26, 2007 and incorporated herein by reference).
10.19		Eighth Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated February 28, 2007 (included as Exhibit 10.1 to Form 8-K filed on March 6, 2007 and incorporated herein by reference).
10.20		Ninth Amendment to Purchase and Sale Agreement by and between GREIT-One World Trade Center, L.P. and Legacy Partners Realty Fund II, LLC, dated March 2, 2007 (included as Exhibit 10.2 to Form 8-K filed on March 6, 2007 and incorporated herein by reference).
14.1		GREIT Code of Business Conduct and Ethics dated May 14, 2004 (included as Exhibit 14.1 to Form 10-K for the fiscal year ended December 31, 2004 filed by us on March 31, 2005 and incorporated herein by reference).
10	.21*	Loan Agreement between NNN Western Place, LLC, NNN Western Place 1, LLC, NNN Western Place 2, LLC, NNN Western Place 3, LLC, NNN Western Place 4, LLC, NNN Western Place 5, LLC, NNN Western Place 6, LLC, NNN Western Place 7, LLC, GREIT-Western Place, LP and Wachovia Bank, National Association, dated February 15, 2008 and effective February 26, 2008.
10	.22*	Promissory Note by NNN Western Place, LLC, NNN Western Place 1, LLC, NNN Western Place 2, LLC, NNN Western Place 3, LLC, NNN Western Place 4, LLC, NNN Western Place 5, LLC, NNN Western Place 6, LLC, NNN Western Place 7, LLC and GREIT-Western Place, LP in favor of Wachovia Bank, National Association, dated February 15, 2008 and effective February 26, 2008.
10	.23*	Deed of Trust, Assignment, Security Agreement and Fixture Filing by NNN Western Place, LLC, NNN Western Place 1, LLC, NNN Western Place 2, LLC, NNN Western Place 3, LLC, NNN Western Place 4, LLC, NNN Western Place 5, LLC, NNN Western Place 6, LLC, NNN Western Place 7, LLC and GREIT-Western Place, LP in favor of Wachovia Bank, National Association, dated February 15, 2008 and effective February 26, 2008.
10	.24*	Repayment Guaranty by Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, as Trustees of the G REIT Liquidating Trust in favor of Wachovia Bank, National Association, dated February 15, 2008 and effective February 26, 2008.

Exhibit
Number		Exhibit

10	.25*	Environmental Indemnity Agreement by NNN Western Place, LLC, NNN Western Place 1, LLC, NNN Western Place 2, LLC, NNN Western Place 3, LLC, NNN Western Place 4, LLC, NNN Western Place 5, LLC, NNN Western Place 6, LLC, NNN Western Place 7, LLC, GREIT-Western Place, LP, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, as Trustees of the G REIT Liquidating Trust, and NNN Realty Advisors, Inc. in favor of Wachovia Bank, National Association, dated February 15, 2008 and effective February 26, 2008.
10	.26*	ISDA Agreement by and between Wachovia Bank, National Association and NNN Western Place, LLC, NNN Western Place 1, LLC, NNN Western Place 2, LLC, NNN Western Place 3, LLC, NNN Western Place 4, LLC, NNN Western Place 5, LLC, NNN Western Place 6, LLC, NNN Western Place 7, LLC and GREIT-Western Place, LP, dated January 8, 2008, as amended February 26, 2008.
21	.1*	Subsidiaries of G REIT Liquidating Trust.
31	.1*	Certification of Trustee, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Trustee, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Compensatory plan or arrangement.