Form 10-K
period 2008-12-31
G REIT Liquidating Trust
filed 2009-04-15
CIK 1164246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from January 28, 2008 through December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-50261*

G REIT LIQUIDATING TRUST
(Exact name of registrant as specified in its charter)

Maryland	26-6199755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 300, Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

Registrant’s telephone number, including area code: (714) 667-8252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*	Yes ☐	No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*
	Yes ☐	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	Yes ☐	No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008. Not applicable.

As of April 15, 2009, there were 43,920,000 units of beneficial interest in G REIT Liquidating Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

*	G REIT Liquidating Trust is the transferee of the assets and liabilities of G REIT, Inc., and files reports under the Commission file number for G REIT, Inc. G REIT, Inc. filed a Form 15 on January 28, 2008, indicating its notice of termination of registration and filing requirements.

G REIT Liquidating Trust

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

As described below, on February 27, 2006, G REIT’s stockholders approved a plan of liquidation and the eventual dissolution of G REIT. Accordingly, we are engaged in an ongoing liquidation of our assets. As of December 31, 2008, we owned interests in four properties aggregating a total gross leaseable area, or GLA, of approximately 1.3 million square feet, comprised of interests in three consolidated office properties, or the consolidated properties, and one unconsolidated office property, or the unconsolidated property. We refer to these assets collectively as the “remaining assets” or the “properties”. As of December 31, 2008, approximately 53.0% of the total GLA of our consolidated properties was leased and governmental related entities occupied approximately 15.2% of the total consolidated GLA. On January 28, 2008, G REIT transferred all of its interests to us pursuant to the Liquidating Trust Agreement. For more information relating to the consolidated and unconsolidated properties, see Item 2. Properties.

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

On January 22, 2008, G REIT and our Trustees, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, the independent directors of G REIT, entered into the Liquidating Trust Agreement in connection with our formation. Gary T. Wescombe, the chairman of the G REIT board of directors was appointed the chairman of the Trustees. On January 28, 2008, G REIT transferred its remaining assets to, and its remaining liabilities were assumed by, us in accordance with the plan of liquidation and the Liquidating Trust Agreement. In connection with the transfer of assets to, and assumption of liabilities by, us the stock transfer books of G REIT were closed as of the close of business on the Record Date and each share of G REIT’s common stock outstanding on the Record Date was converted automatically into a unit of beneficial interest. Following the conversion of shares to units, all outstanding shares of G REIT’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Stockholders of G REIT on the Record Date were not required to take any action to receive their units. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of G REIT’s common stock. On January 28, 2008, G REIT filed a Form 15 with the United States Securities and Exchange Commission, or the SEC, to terminate the registration of G REIT’s common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and G REIT announced that it would cease filing reports under the Exchange Act. Our Trustees issue to beneficiaries and file with the SEC annual reports on Form 10-K and current reports on Form 8-K upon the occurrence of a material event relating to us.

Immediately before the transfer of G REIT’s assets and liabilities to us, G REIT, L.P., the operating partnership of G REIT, or the Operating Partnership, redeemed the special limited partnership interest held by Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our advisor, in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are now our beneficiaries, have received certain returns on their invested capital. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. The Operating Partnership was dissolved in connection with the dissolution of G REIT, and all of its assets and liabilities were distributed to G REIT immediately before the transfer to us.

Our existence will terminate upon the earliest of (i) the distribution of all of our remaining assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to us, or January 28, 2011. Our existence may, however, be extended beyond the three-year term if our Trustees then determine that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustees have requested and received certain no-action assurances from the SEC. Although we can provide no assurances, we currently expect to sell our remaining assets by December 31, 2009 and anticipate completing the plan of liquidation by March 31, 2010.

In accordance with the plan of liquidation, we continue to actively manage our remaining assets to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. We continually evaluate our properties and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Under the adoption of the plan of liquidation, we will not acquire any new properties, and are focused on liquidating our remaining assets.

Our Advisor

Our advisor, Grubb & Ellis Realty Investors, manages our day-to-day business affairs and assets and carries out the directives of our Trustees, pursuant to an advisory agreement, or the Advisory Agreement. Our advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities, including many of our affiliates, regarding the acquisition, management and disposition of real estate assets. Our advisor advises us and certain of our affiliates with respect to the management and potential disposition of our remaining assets.

Current Objectives and Policies

In accordance with the plan of liquidation, our primary objective is to obtain the highest possible sales value for our remaining assets, while maintaining current value and income from these investments. Due to the adoption of the plan of liquidation, we will not acquire any new properties, and we are focused on liquidating our remaining assets. However, we cannot assure our beneficiaries that we will achieve these objectives or that the capital of our beneficiaries will not decrease.

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

As of April 15, 2009 we owned three consolidated properties and a 30.0% interest in one unconsolidated property. Two of the consolidated properties are located in Texas and one is located in California. As of December 31, 2008, approximately 53.0% of the total GLA of our consolidated properties was leased and governmental related entities occupied approximately 15.2% of the total consolidated GLA. Our 30.0% interest in the one unconsolidated property, which is located in Illinois, has an aggregate GLA of approximately 520,000 square feet. Most of our leases are “gross” leases with terms of five years or more, usually providing for a base minimum annual rent with periodic increases. Our gross leases typically require that we pay all or a majority of the operating expenses, including real estate taxes, special assessments, utilities, insurance and building repairs related to the property. In addition, most of our government tenant leases may permit tenants to terminate under certain circumstances, including, for example, in the event of their failure to obtain financial appropriations or in the event of the termination or non-renewal of a material contract.

Property Disposition

On March 12, 2008, we sold the Pax River Office Park property, located in Lexington, Maryland, to Hampshire Global Partners, LLC, an unaffiliated third party, for a sales price of $14,475,000. Our net cash proceeds from the sale were $13,984,000 after payment of closing costs and other transaction expenses. A sales commission of $253,000, or 1.7% of the sales price, was paid to an unaffiliated broker.

Although we can provide no assurances, we currently expect to sell our remaining assets by December 31, 2009 and anticipate completing our liquidation by March 31, 2010. As a result of the approval of the plan of liquidation by G REIT’s stockholders, the liquidation basis of accounting was adopted as of December 31, 2005 and for all periods subsequent to December 31, 2005. For a more detailed discussion of the plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on January 13, 2006.

Financing Policies

As of December 31, 2008, one of our consolidated properties was subject to an existing mortgage with an aggregate principal amount outstanding of $24,616,000 (net of holdbacks of $3,384,000) consisting of $19,324,000 on a liquidation basis of variable rate debt at a weighted-average interest rate of 6.21% per annum. As of December 31, 2008, a fixed rate interest rate swap agreement was in place that effectively fixed the interest rate at 6.21% per annum. All amounts due under this mortgage were repaid in full on April 6, 2009.

We utilize certain derivative financial instruments at times to limit interest rate risk. The fixed interest rates and the interest rate swap, cap and collar agreements on the variable interest rates limit the risk of fluctuating interest rates. The derivatives we enter into, and the only derivative transactions approved by our Trustees, are those which are used only for hedging purposes rather than speculation. If an anticipated hedged transaction does not occur, any positive or negative value of the derivative will be recognized immediately in operating income.

Tax Status

We are treated as a grantor trust for income tax purposes and accordingly, are not subject to federal or state income tax on any income earned or gain recognized by us. We will recognize taxable gain or loss when one of our remaining assets is disposed of for an amount greater or less than the fair market value of such asset at the time of disposition. Our beneficiaries will be treated as the owner of a pro rata portion of each remaining asset, including cash, received by and held by us and will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses recognized by us. Accordingly, there is no provision for federal or state income taxes in the accompanying consolidated financial statements.

Tax Treatment

We have issued an annual information statement to our beneficiaries with tax information for their tax returns for the period from January 28, 2008 through December 31, 2008. Beneficiaries are urged to consult with their tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns. Beneficiaries have received a final Form 1099-DIV from G REIT for the period beginning January 1, 2008 through January 27, 2008.

Reports to Beneficiaries

Our Trustees issue annual reports to the beneficiaries showing our assets and liabilities at the end of each fiscal year and our receipts and disbursements for the period. The annual reports will also describe changes in our assets during the reporting period and the actions taken by our Trustees during the period. Our Trustees file with the SEC (i) an annual report on Form 10-K and (ii) a current report on Form 8-K upon the occurrence of a material event relating to us.

Meetings of Beneficiaries; Removal of Trustees

Generally, there will be no meetings of the beneficiaries. However, our Trustees may at any time call a meeting of the beneficiaries to be held at such time and at such place as our Trustees shall determine. In addition, holders of at least 25% of the units held by all beneficiaries may require our Trustees to call a meeting of the beneficiaries. Any or all Trustees may be removed at any time, with cause, by beneficiaries holding aggregate units of at least a majority of the total units held by all beneficiaries. Our Trustees may be removed at any time, without cause, by beneficiaries having aggregate units of at least two-thirds of the total units held by all beneficiaries.

Distributions

For the period from January 28, 2008 through December 31, 2008, we made approximately $6,342,000, or $0.14 per unit, in distributions to our beneficiaries. We estimate that we will make future aggregate cash distributions of approximately $60,909,000 or $1.39 per unit, based upon estimated net proceeds from the sale of our remaining assets, the estimated timing of such sales, amounts required to settle known liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities, and other considerations. Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from our estimate.

As of April 15, 2009, we estimate that the aggregate net proceeds from our liquidation will be approximately $449,521,000 (of which approximately $388,612,000 has already been paid, which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $10.23 per unit in aggregate liquidating distributions (of which $8.84 per unit has already been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us).

Competition

As we complete the plan of liquidation, we will be in competition with other sellers of similar properties, or interests in properties, to locate suitable purchasers which may result in us receiving lower net proceeds than our estimated liquidation proceeds. Additionally, until we sell our remaining assets, we will compete with a considerable number of other real estate companies seeking to lease office space, some of which have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and the reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

As of April 15, 2009, we hold interests in properties located in Texas, California and Illinois. Other entities managed by our advisor also own property interests in some of the same regions in which we own property interests and such properties are managed by Triple Net Properties Realty, Inc., or Realty, an affiliate of our advisor. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by our advisor or Realty. Our advisor and Realty have interests that may vary from those we may have in such geographic markets.

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

Risks Associated with Our Liquidation

If our properties were purchased at a time when the commercial real estate market was experiencing substantial influxes of capital investment and competition for properties, our properties may not appreciate or may decrease in value.

In recent years, the commercial real estate market has experienced a substantial influx of capital from investors. This substantial inflow of capital, combined with significant competition for real estate, resulted in inflated purchase prices for such assets. To the extent we acquired real estate in such an environment, we are subject to the risk that if the real estate market attracts reduced levels of capital investment in the future, or if the number of buyers seeking to acquire such assets decreases, our returns will be lower and the value of our assets will be significantly below the amount we paid for such assets.

If we are unable to find buyers for our properties at our expected sales price, our liquidating distributions to our beneficiaries may be delayed or reduced.

As of April 15, 2009, none of our properties were subject to a binding sales agreement providing for their disposition. In calculating the estimated range of liquidating distributions to our beneficiaries, we have assumed that we would be able to find buyers for our properties at an amount based on our best estimate of market value for each property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. If we are not able to find a buyer for this asset in a timely manner or if we have overestimated the sales price we will receive, our liquidating distributions to our beneficiaries would be delayed and/or reduced. Furthermore, the projected amount of liquidating distributions to our beneficiaries are based upon the appraisal of our property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from the properties may also be affected by the terms of prepayment or assumption costs associated with debt encumbering the property. In addition, co-ownership matters, transactional fees and expenses, environmental contamination at our property or unknown liabilities, if any, may adversely impact the net liquidation proceeds from the asset.

The recent downturn in the credit markets may increase the cost of borrowing, and may make it difficult for prospective buyers of our properties to obtain financing, which would have a material adverse effect on our liquidation.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit may become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on prospective buyers of our properties resulting from, but not limited to, an inability to finance the acquisition of the property on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

The negative impact of the recent adverse changes in the credit markets on the real estate sector generally or on prospective buyers’ inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our liquidation.

We may be unable to secure funding for future capital improvements, which could adversely impact our ability to attract or retain tenants and subsequently fund our operations.

In order to attract and retain tenants, our properties may be required to expend funds for capital improvements. In addition, our properties may require substantial funds for renovations in order to be sold, upgraded or repositioned in the market. If any of our properties have insufficient capital reserves, it would have to obtain financing from other sources. Our properties have established capital reserves in amounts that we, in our discretion, believe is necessary. However, lenders also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet a property’s cash needs, that property may have to obtain financing to fund its cash requirements. We cannot assure our beneficiaries that sufficient financing will be available to any of our properties or, if available, will be available to them on economically feasible terms or on terms that would be considered acceptable. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital improvements will increase interest expense, which could have a negative impact on our proceeds from the sale of any of our properties and therefore our ability to pay liquidating distributions to our beneficiaries may be adversely affected.

Our use of borrowings to fund or partially fund acquisitions and improvements on properties in the past, and our potential use of borrowings to fund improvements in the future, could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow, and restrictive covenants in our mortgage loan documents may restrict our operating or acquisition activities.

We have relied on borrowings and other external sources of financing to fund or partially fund the costs of new investments, capital expenditures and other items. As of December 31, 2008, we had $19,324,000 of mortgage loans payable outstanding related to our properties. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

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

The mortgages on our properties contain customary restrictive covenants such as satisfaction of certain total debt-to-asset ratios, secured debt-to-total-asset ratios, and debt service coverage ratios. The mortgages also include provisions that may limit the borrowing subsidiary’s ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party. In addition, any future lines of credit or mortgage loans may contain financial covenants, further restrictive covenants and other obligations.

If we materially breach such covenants or obligations in our debt agreements, the lender may, including, without limitation, seize our income from the property securing the mortgage loan or legally declare a default on the obligation, require us to repay the debt immediately and foreclose on the property securing the mortgage loan. If we were to breach such covenants or obligations, we may then have to sell our properties either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of our properties through foreclosure. Additionally, if the lender were to seize the income from the property securing a mortgage loan, we would no longer have any discretion over the use of the income, which may prevent us from making distributions to our beneficiaries.

Our ability to dispose of our properties and our ability to pay liquidating distributions to our beneficiaries are subject to general economic and regulatory factors we cannot control or predict.

Our liquidation is subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from our properties, which would have a materially adverse effect on our ability to dispose of them, and subsequently our ability to pay liquidating distributions to our beneficiaries:

•	poor economic times may result in defaults by tenants at our properties. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels;

•	changes in interest rates and availability of debt financing could render the sale of our properties difficult or unattractive; and

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

We may delay or reduce our estimated liquidating distributions to our beneficiaries.

As of April 15, 2009, we estimate that our net proceeds from liquidation will be approximately $449,521,000 (of which approximately $388,612,000 has already been paid, which included $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $10.23 per unit in liquidating distributions (of which $8.84 per unit has already been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us), which we anticipate paying by March 31, 2010. However, our expectations about the amount of liquidating distributions to our beneficiaries that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our beneficiaries may be more or less than we currently estimate. In addition, the liquidating distributions to our beneficiaries may be paid later than we predict.

We may be unable to sell our unconsolidated property interest at our expected value.

In order to realize a return on our investment, we presently intend to sell our unconsolidated property interest. However, we may not be able to find a purchaser for such interest due to market conditions or we may be unable to receive our expected value for our unconsolidated property interest because we hold only a minority interest in the underlying property. As a result, we may be forced to attempt to sell our unconsolidated property. Because of the nature of joint ownership of our unconsolidated property, we may need to agree with our co-owners on the terms of the sale of our unconsolidated property before such sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms. If the parties are unable to agree, the matter could ultimately go before a court of law, and a judicial partition could be sought. A failure to reach agreement with these parties regarding the sales terms of our unconsolidated property may delay or reduce our liquidating distributions therefrom.

Our co-ownership arrangements with affiliated entities may not reflect solely our beneficiaries’ best interests and may subject these investments to increased risks.

We acquired our 30% interest in Congress Center, located in Chicago, Illinois, or the Congress Center property, through co-ownership arrangements with one or more affiliates of our advisor. Each co-owner is required to approve all sales, refinancing, leases and lease amendments. This acquisition was financed, in part, by loans under which we are jointly and severally liable for the entire loan amount along with the other co-owners. In addition, investing in a property through co-ownership arrangements subjects that investment to risks not present in a wholly-owned property, including, among others, the following:

•	the risk that the co-owner(s) in the investment might become bankrupt;

•	the risk that the co-owner(s) may at any time has economic or business interests or goals which are inconsistent with our business interests or goals;

•	the risk that the co-owner(s) may not be able to make required payments on loans under which we are jointly and severally liable;

•	the risk that all the co-owners may not approve refinancing, leases and lease amendments requiring unanimous consent of co-owners that would have adverse consequences for our beneficiaries; or

•	the risk that the co-owner(s) may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as selling a property at a time when it would have adverse consequences to us.

Actions by co-owner(s) requiring unanimous consent of co-owners might have the result of blocking actions that are in our best interests subjecting the unconsolidated property to liabilities in excess of those otherwise contemplated and may have the effect of reducing our cash available for distribution to our beneficiaries. It also may be difficult for us to sell our interest in any co-ownership arrangement at the time we deem best for our beneficiaries.

If any party to a future sale agreement with respect to our remaining assets defaults thereunder, or if the sale does not otherwise close, our liquidating distributions may be delayed or reduced.

The consummation of future potential sales transactions are subject to the satisfaction of applicable closing conditions. If the transaction contemplated by a future sale agreement does not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the property, which we may be unable to do promptly or at a price or on terms that are as favorable as the failed transaction. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions to our beneficiaries would be delayed or reduced.

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

There can be no assurance that the plan of liquidation will result in greater returns to our beneficiaries on their investment within a reasonable period of time, than our beneficiaries would receive through other alternatives reasonably available to us.

Once our remaining assets are sold, our beneficiaries will no longer participate in any future earnings or growth of our remaining assets or benefit from any increases in the value of our remaining assets. While G REIT’s board of directors and special committee each believed that a liquidation would be more likely to provide our beneficiaries with a greater return on their investment within a reasonable period of time than our beneficiaries would receive through other alternatives reasonably available to us at the time, such belief relied upon certain assumptions and judgments concerning future events which may be unreliable or incorrect.

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

Even if we are able to retain the services of our advisor throughout the period of the liquidation process, our ability to complete the plan of liquidation in a timely manner also depends on the continued services of our executive officers. Our ability to complete any sales, to locate qualified buyers for our other assets and to negotiate and complete any such sales, depends to a large extent upon the experience and abilities of our advisor’s executive officers, including, without limitation, Jeffrey T. Hanson and Andrea R. Biller, their familiarity with our assets, counter-parties to any sale agreements and the market for our remaining assets, and their ability to efficiently manage the professionals in the process as well as our advisor. We face the risk that our advisor or its affiliates’ employees may seek other employment rather than remain with our advisor or its affiliate throughout the period of the liquidation process. If our advisor is unable to retain appropriate qualified key executives and staff to complete the plan of liquidation in a reasonably expeditious manner, liquidating distributions to our beneficiaries might be delayed or reduced. Furthermore, the fees to be paid to our advisor pursuant to the Advisory Agreement are based in part upon the value of our assets managed by our advisor. As we sell our remaining assets during the period of the liquidation process, our advisor’s fees for managing our portfolio of properties will decrease. Accordingly, we face the risk that our advisor will reassign certain of our executive officers to the management of other entities advised by our advisor, and/or that our advisor may reduce the number or the amount of resources dedicated to the management of our remaining assets as we sell our remaining assets during the period of the liquidation process. If we lose the services of our executive officers or if we do not have sufficient resources dedicated to our management, we may be unable to complete the plan of liquidation in as expeditious a manner as we anticipate and, therefore, any liquidating distributions received by our beneficiaries may be delayed and/or reduced.

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

Our beneficiaries may recognize taxable income as a result of the transfer of GREIT’s assets and liabilities to us.

Upon the transfer of G REIT’s assets and liabilities to us on January 28, 2008, for federal income tax purposes, each beneficiary will be treated as having received a pro rata share of the assets transferred to us, less such beneficiary’s pro rata share of the liabilities assumed by us. Since we intend to qualify as a “liquidating (grantor) trust” for federal income tax purposes, we will generally not be subject to federal income tax. As a result, each beneficiary will need to take into account the effect of the transfer of assets when computing his or her taxable income. In the event that we have not sold any or all of our remaining assets by March 31, 2010, or made liquidating distributions to our beneficiaries from the sale of our remaining assets, our beneficiaries may recognize taxable income as a result of the transfer of the remaining assets to us without having received any funds to pay the related federal income taxes on such taxable income. In addition, our beneficiaries may recognize additional taxable income from the eventual sale of the remaining assets to the extent the proceeds from such sale are greater than the basis in such assets, which will include the gain recognized by our beneficiaries upon conversion to the liquidating trust, offset by the depreciation of the assets so long as such assets are held by us.

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

Approval of the plan of liquidation may lead to litigation which could result in substantial costs and distract our Trustees and advisor.

Historically, extraordinary corporate actions by a company, such as the plan of liquidation, sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the plan of liquidation. As of April 15, 2009, no such lawsuits relative to the plan of liquidation have been filed nor do we know of any being contemplated. However, if such a lawsuit is filed against us, the resulting litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in any such a lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages, however, if applicable, they may be significant and may reduce our cash available for distribution to our beneficiaries.

Our advisor has conflicts of interest that may influence its performance under the plan of liquidation and may cause it to manage our liquidation in a manner not solely in the best interests of our beneficiaries.

Our advisor, its affiliates and our Trustees have interests in the liquidation that are different from our beneficiaries’ interests as a beneficiary. Our Trustees are aware of these actual and potential conflicts of interest, some of which are summarized below.

•	Our advisor or its affiliates receive compensation under the expired Advisory Agreement, including fees for disposing of our interests in our consolidated and unconsolidated properties. Our advisor has engaged Realty to provide various services to us in connection with our properties, including disposing of our remaining assets. In accordance with the plan of liquidation, our advisor or Realty will be paid to liquidate our remaining assets pursuant to the Advisory Agreement. Based on the estimated sales prices of our remaining assets as of December 31, 2008, we estimate that we will pay fees to Realty or its affiliates of approximately $1,157,000 for disposing of our remaining assets during liquidation. Our advisor or Realty also have agreements with certain affiliated co-owners of our properties, pursuant to which our advisor will also receive fees for the disposition of the affiliated co-owners’ interests in the properties. Based on our estimated sales prices as of December 31, 2008, we estimate that the total fees that will be received by our advisor or Realty from the affiliated co-owners will be approximately $1,422,000, which includes the fees to be received by our advisor under the Advisory Agreement. Moreover, if we sell one or more of our remaining assets to one of our affiliates or an affiliate of our advisor, our advisor and Realty may receive additional fees from the purchaser of the property.

•	Our advisor owns 23,138 units, and, therefore, in accordance with the plan of liquidation, based on the net assets in liquidation as of December 31, 2008, plus liquidating distributions to our beneficiaries through December 31, 2008, will be entitled to receive approximately $237,000 in liquidating distributions. These estimates include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

•	Our former Executive Vice President and Secretary, who is also an executive officer of our advisor, owns a total of 20,000 units, and, therefore, in accordance with the plan of liquidation, based on the net assets in liquidation as of December 31, 2008, plus liquidating distributions to our beneficiaries through December 31, 2008, will be entitled to receive approximately $205,000 in liquidating distributions. These estimates include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

•	Our Trustees own a total of 45,000 units in the aggregate and, therefore, in accordance with the plan of liquidation, based on the net assets in liquidation as of December 31, 2008, plus liquidating distributions to G REIT stockholders through December 31, 2008, will be entitled to receive approximately $460,000 in liquidating distributions. These estimates include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

•	Under the plan of liquidation approved by G REIT’s stockholders, G REIT’s independent directors were entitled to receive certain milestone payments of $25,000 on each of December 31, 2007 and 2006 for serving as members of G REIT’s board of directors and G REIT’s special committee. Our Trustees (and previously as the independent directors of G REIT) are also entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. However, based on the estimated liquidating distributions of $10.23 per unit as of December 31, 2008, we do not anticipate that any additional milestone payments will be made to the Trustees as we do not anticipate making aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. As of April 15, 2009, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.

•	The plan of liquidation permits us to sell one or more of our remaining assets to one or more of our affiliates, but only if the transaction is approved by our Trustees. If we enter such a transaction, our Trustees will only approve the transaction if (i) they determine that the consideration to be received by us in connection with such transaction is fair to us and the transaction is in our best interests, and (ii) we have obtained an appraisal of such asset showing that the proposed sale price is within the appraiser’s range of estimated values for the asset, or we have obtained an opinion from Stanger, or another independent consultant, that the consideration to be received by us in connection with such sale is fair to us from a financial point of view. We expect that our Trustees will require that Stanger, or another independent consultant, opine to us, from a financial point of view, as to the fairness of the consideration to be received by us in such transaction or conduct an appraisal of the underlying property. In no event will our Trustees approve a transaction if we have received a higher offer for the property from a credible party whom we reasonably believe is ready, able and willing to close the transaction on the proposed terms. Additionally, if we sell one or more of our remaining assets to unaffiliated third parties or our affiliates, our advisor, Realty or an affiliate of our advisor may manage one or more of such properties following their sale, which would entitle our advisor, Realty or an affiliate of our advisor to receive additional fees.

•	Our advisor is entitled to receive certain incentive distributions from net proceeds from the sale of our remaining assets after our beneficiaries have received their invested capital, plus an 8.0% return on such invested capital. After the sale of our remaining assets, and payment of, or adequate provision for, the debts and obligations, our advisor will receive an incentive performance distribution between approximately $0 and $9,070,000. Based on the valuation of our portfolio as of December 31, 2008, we have not reserved for any incentive fee distribution to our advisor.

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

Risks of our Business

Erroneous disclosures in the prior performance tables in GREIT’s initial and secondary public offering documents could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations.

In connection with G REIT’s initial and secondary public offerings of common stock conducted through best efforts offerings from July 22, 2002 through April 30, 2004, G REIT disclosed the prior performance of all public and non-public investment programs sponsored by our advisor. Our advisor determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. In general, the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our advisor have invested either along side or in other programs sponsored by our advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment, certain operating expenses were not reflected in the operating results, and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our advisor’s program and aggregate portfolio operating results. The overstatement of results could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations. At this time there is no litigation related to the prior performance tables.

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

If the Congress Center property, of which we own 30.0%, is unable to generate sufficient funds to pay its expenses, liabilities or distributions, the Congress Center property may need to borrow funds from affiliates or third parties to pay such expenses, liabilities or distributions and incur an interest expense. For example, on February 1, 2008, the Congress Center property entered into an unsecured loan with NNN Realty Advisors, Inc., evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured note provided for a maturity date of July 31, 2008, bore interest at a fixed rate of 7.64% per annum and required monthly interest-only payments for the term of the unsecured note. All principal together with all accrued interest was paid in full on June 9, 2008. The payment of interest expenses may reduce the amount available for distributions to us which may then reduce or delay the timing of our liquidating distributions to our beneficiaries since the Congress Center property is our one remaining unconsolidated property and source of revenue.

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

Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations to us, or an early termination of a lease as a result of a tenant default or otherwise could, depending upon the size of the leased premises and our advisor’s ability to successfully find a substitute tenant, have a material adverse effect on our revenues and cash available for distribution to our beneficiaries. Moreover, as of December 31, 2008, rent paid by the ten largest tenants at our consolidated properties represented 54.5% of our annualized revenues. The revenues generated by the properties these tenants occupy is substantially dependent on the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these large tenants may result in the failure or delay of such tenants’ rental payments which may have an adverse impact on our financial performance and our ability to pay liquidating distributions to our beneficiaries.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell underperforming properties or recover our investment in one or more properties.

Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to the plan of liquidation, we expect to liquidate our remaining assets by December 31, 2009; however, due to the illiquid nature of real estate and the short timeframe that we have to sell our remaining assets, we may not recoup the estimated fair value we have recorded as of December 31, 2008 by December 31, 2009. We cannot provide assurance that we will be able to dispose of our remaining assets by December 31, 2009 which could adversely impact the timing and amount of distributions.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more properties.

Our portfolio lacks geographic diversity due to its limited size and the fact that we have only four remaining assets (one of which we have an underlying interest in one real property) as of April 15, 2009. As of April 15, 2009, our four remaining assets were located in three states: Texas, California and Illinois. This geographic concentration of properties exposes us to economic downturns in these regions. A recession in these states could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of properties. In addition, our properties may face competition in any of these states from other properties owned, operated or managed by our advisor or its affiliates or third parties. Our advisor or its affiliates have interests that may vary from our interests in such states.

If one of our insurance carriers does not remain solvent, we may not be able to fully recover on our claims.

An insurance subsidiary of American International Group, or AIG, provides coverage under an umbrella insurance policy we have obtained that covers our properties. During 2008, AIG announced that it suffered from severe liquidity problems. Although the U.S. Treasury and Federal Reserve have provided measures to assist AIG with its liquidity problems, such measures may not be successful. If AIG were to become insolvent, it could have a material adverse impact on AIG’s insurance subsidiaries. In the event that AIG’s insurance subsidiary that provides coverage under our policy is not able to cover our claims, it could have a material adverse impact on the value of our properties and our financial condition.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to repay debt obligations and fund operations.

Through 2009, the Federal Deposit Insurance Corporation, or FDIC, insures amounts up to $250,000 per depositor per insured bank and after 2009, the FDIC will only insure up to $100,000 per depositor per insured bank. We currently have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally-insured amount. The loss of our deposits could reduce the amount of cash we have available to repay debt obligations and fund operations, which could result in a decline in the value of our beneficiaries’ investments.

Our consolidated properties depend upon the Texas and California economies and the demand for office space.

As of April 15, 2009, we had a 91.8% and 8.2% concentration of tenants in our consolidated properties located in Texas and California, respectively, based on aggregate annualized rental income as of December 31, 2008. We are susceptible to adverse developments in Texas and California (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, Texas and California state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national, Texas and California office space market (such as oversupply of or reduced demand for office space). In addition, the State of California continues to address issues related to budget deficits, shortages of electricity, interruptions in power service, increased energy costs, and the continued solvency of its utility companies, any or all of which may create the perception that the State is not able to effectively manage itself, in turn reducing demand for office space in California. The State of California is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse economic or real estate developments in Texas and California, or any decrease in demand for office space resulting from California’s regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow and our ability to pay liquidating distributions to our beneficiaries. We cannot assure growth of the Texas and California economies or the national economy or our future growth rate.

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

We have acquired our interests in the Congress Center property and Western Place I & II located in Fort Worth, Texas, or the Western Place I & II property, through co-ownership arrangements with other entities managed or advised by our advisor and its affiliates. These acquisitions are financed, in part, by loans under which we are jointly and severally liable for the entire loan amount along with the other co-owners. In addition, investing in properties through co-ownership arrangements subjects us to risks that are not present in a wholly-owned property, including, among others, the following:

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

Our unconsolidated property may not have sufficient cash flow to cover its required debt service payment, which could result in its foreclosure and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow. Additionally, restrictive covenants in our loan documents may restrict our disposition activities.

As of December 31, 2008, there was approximately $94,839,000 of debt outstanding related to our unconsolidated property. Based upon our interest in our unconsolidated property, our aggregate pro rata debt approximates $28,452,000 (on a liquidation basis) as of December 31, 2008. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

In addition, if we cannot meet our required mortgage payment obligations, our unconsolidated property could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to us. For tax purposes, the foreclosure of our unconsolidated property would be treated as a sale of the unconsolidated property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the unconsolidated property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds.

The mortgage on our unconsolidated property contains customary restrictive covenants, including provisions that may limit the our ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the unconsolidated property, discontinue insurance coverage, change the conduct of its business or make advances to, or enter into any transaction of merger or consolidation with, any third party. In addition, any future lines of credit or loans may contain financial covenants, further restrictive covenants and other obligations.

If we materially breach such covenants or obligations in our debt agreements, the lender may have the right to, including, without limitation, seize the income from our unconsolidated property or legally declare a default on the loan obligation, require us to repay the debt immediately and foreclose on the unconsolidated property. If we were to breach such covenants or obligations, we may then have to sell our unconsolidated property either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of our unconsolidated property through foreclosure. Additionally, if the lender were to seize our income from our unconsolidated property, we would no longer have any discretion over the use of its income, which may adversely impact our ability to make liquidating distributions.

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

Rent from government tenants represented approximately 30.0% of our revenues from consolidated properties for the period from January 28, 2008 through December 31, 2008. In addition, government tenants leased 28.7% of our total consolidated leased space as of December 31, 2008. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenues and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may cause us to find another tenant. We cannot assure our beneficiaries that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms.

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

The conflicts of interest of our advisor and its executive officers with us may mean that we will not be managed by our advisor solely in the best interests of our beneficiaries.

Our advisor’s executives have conflicts of interest relating to the management of our business and property. Accordingly, those parties may make decisions or take actions based on factors other than in the best interest of our beneficiaries.

Our advisor also advises T REIT Liquidating Trust, is the managing member of the advisor of Grubb & Ellis Healthcare REIT, Inc. and Grubb & Ellis Healthcare REIT II, Inc. and manages NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC, as well as other private TIC programs and other real estate investment programs, all of which may compete with us or otherwise have similar business interests and/or investment objectives. Some of the executive officers of our manager also serve as officers and directors of NNN 2003 Value Fund and Grubb & Ellis Healthcare REIT, Inc.

Additionally, our advisor is a wholly owned indirect subsidiary of Grubb & Ellis and certain executive officers and employees of our advisor own de-minimis interests in Grubb & Ellis. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our advisor, Grubb & Ellis and their affiliated entities. These conflicts of interest could:

•	limit the time and services that our advisor devotes to us, because it will be providing similar services to T REIT Liquidating Trust, NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC, Grubb & Ellis Healthcare REIT, Inc. and Grubb & Ellis Healthcare REIT II, Inc. and other real estate investment programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our advisor and its affiliates; and

•	impair our ability to compete for the acquisition or disposition of properties with other real estate entities that are also advised by our advisor and its affiliates and seeking to acquire or dispose of properties at or about the same time as us.

If our advisor breaches its fiduciary obligations to us, we may not meet our investment objectives, which could reduce the expected liquidating distributions available for distribution to our beneficiaries.

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

Increases in our insurance rates could adversely affect our cash flow and our ability to make liquidating distributions to our beneficiaries pursuant to the plan of liquidation.

We cannot assure that we will be able to renew our insurance coverage at our current or reasonable rates or that we can estimate the amount of potential increases of policy premiums. As a result, our cash flow could be adversely impacted by increased premiums. In addition, the sales prices of our properties may be affected by these rising costs and adversely affect our ability to make liquidating distributions to our beneficiaries pursuant to the plan of liquidation.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2008, we owned three consolidated office properties located in two states with an aggregate GLA of 812,000 square feet. We also owned a 30.0% interest in one unconsolidated office property located in Illinois with an aggregate GLA of 520,000 square feet. As of December 31, 2008, 15.2% of the aggregate GLA of our consolidated properties was leased to governmental related entities.

The following table presents certain additional information about our consolidated properties as of December 31, 2008:

							% Total of		Annual
		GLA	% of	%	Date	Annual	Annualized	Physical	Rent per
Property	Location	(Sq Ft)	GLA	Owned	Acquired	Rent(1)	Rent	Occupancy	Sq Ft(2)

Sutter Square Galleria	Sacramento, CA	61,000	7.5%	100.0%	10/28/03	$608,000	8.2%	64.1%	$15.52
Pacific Place	Dallas, TX	324,000	39.9	100.0%	05/26/04	—	—	—	$—
Western Place I & II	Fort Worth, TX	427,000	52.6	78.5%	07/23/04	6,770,000	91.8	91.6%	$17.29

Totals		812,000	100.0%			$7,378,000	100.0%	53.0%	$17.13

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2008.
(2)	Average annual rent per occupied square foot as of December 31, 2008.

The following information generally applies to our consolidated properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants.

Significant Tenants

As of December 31, 2008, none of the tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.

Ownership Information

The following is a summary of our organizational structure and the properties we owned and held interests in as of December 31, 2008:

Ownership of Congress Center

The following is a summary of the ownership interests in our unconsolidated property, the Congress Center property, as of December 31, 2008:

Ownership of Western Place I & II

The following is a summary of the ownership interests in one of our consolidated properties, Western Place I & II, as of December 31, 2008:

Lease Expiration Table

The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at the consolidated properties as of December 31, 2008, by number, square feet, percentage of leased area and annual base rent.

			% of Leased		% of Total
		Total Square Feet	Area	Annual Rent	Annual Rent
	Number of	of	Represented by	Under	Represented by
Year Ending December 31	Leases Expiring	Expiring Leases	Expiring Leases	Expiring Leases	Expiring Leases(1)

2009	9	48,000	11.8%	$791,000	10.7%
2010	12	110,000	27.1	1,864,000	25.3
2011	10	48,000	11.8	873,000	11.8
2012	9	96,000	23.6	1,729,000	23.4
2013	7	34,000	8.5	640,000	8.7
2014	3	35,000	8.6	595,000	8.1
2015	2	35,000	8.6	585,000	7.9
2016	—	—	—	—	—
2017	—	—	—	—	—
2018	—	—	—	—	—
Thereafter	—	—	—	—	—

Total	52	406,000	100.0%	$7,077,000	95.9%

(1)	The annual rent percentage is based on the total annual base rent as of December 31, 2008, which, in addition to leases with scheduled expirations as included in this table, include certain tenants that have leases extended on a monthly basis.

Concentration of Tenants

The following table sets forth information as to the ten largest tenants at our consolidated properties as of December 31, 2008, based upon aggregate annual rental income.

			% of
		Current	Total	Rentable
		Annual	Rental	Square	Lease
Lessee	Property	Base Rent	Income	Feet	Expiration

Lockheed Martin/EIS*	Western Place I & II	$669,000	9.1%	38,000	12/31/2010
BAE Systems*	Western Place I & II	553,000	7.5	32,000	4/30/2012
Leprechaun, LLC	Western Place I & II	504,000	6.8	28,000	10/31/2012
THS Business Telecommunications	Western Place I & II	478,000	6.5	28,000	2/28/2010
U.S. General Services Administration*	Western Place I & II	360,000	4.9	20,000	10/31/2012
Apex Capital Corp.	Western Place I & II	358,000	4.9	21,000	12/31/2015
UC Davis Extension*	Sutter Square Galleria	357,000	4.8	18,000	01/01/2012
Plains Capital Group	Western Place I & II	283,000	3.8	13,000	08/31/2010
Tarrant Workforce Advantage	Western Place I & II	230,000	3.1	12,000	07/31/2013
Office of the Attorney General*	Western Place I & II	227,000	3.1	14,000	12/31/2015

		$4,019,000	54.5%	224,000

*	Government entity or government contractor.

The loss of the above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

Geographic Diversification; Concentration Table

The following table lists the states in which our consolidated properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2008.

		Aggregate	Approximate	Current	Approximate
	No. of	Rentable	% of Rentable	Annual Base	% of Aggregate
State	Properties	Square Feet	Square Feet	Rent	Annual Rent

Texas	2	751,000	92.5%	$6,770,000	91.8%
California	1	61,000	7.5	608,000	8.2

Total	3	812,000	100.0%	$7,378,000	100.0%

We are also subject to a concentration of regional economic exposure as 91.8% of our current aggregate annual base rental income is generated by our consolidated properties located in Texas. Regional economic downturns in Texas could adversely impact our operations.

Indebtedness

As of December 31, 2008, we had a secured mortgage loan outstanding on one of our consolidated properties, representing aggregate indebtedness in the principal amount of $24,616,000 (net of holdbacks of $3,384,000) ($19,324,000 on a liquidation basis) of variable rate debt at a weighted-average interest rate of 6.21% per annum. On April 6, 2009, this indebtedness was repaid in full. As of December 31, 2008, a fixed rate interest rate swap agreement was in place that effectively fixed the interest rate at 6.21% per annum. The interest rate swap agreement terminated upon debt maturity.

We utilize certain derivative financial instruments at times to limit interest rate risk. The fixed interest rates and the interest rate swap, cap and collar agreements on the variable interest rates limit the risk of fluctuating interest rates. The derivatives we enter into, and the only derivative transactions approved by our Trustees, are those which are used only for hedging purposes rather than speculation. If an anticipated hedged transaction does not occur, any positive or negative value of the derivative will be recognized immediately in operating income.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7, Mortgage Loans Payable Secured by Properties Held for Sale and Note 12, Subsequent Event to the consolidated financial statements included with this report.

Item 3.	Legal Proceedings.

Prior Performance Tables

In connection with G REIT’s initial and secondary public offerings of common stock conducted through “best efforts” offerings from July 22, 2002 through April 30, 2004, G REIT disclosed the prior performance of all public and private investment programs sponsored by our advisor. Our advisor determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our advisor have invested either along side or in other programs sponsored by our advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for limited liability company investments; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our advisor’s program and aggregate portfolio operating results. At this time there is no litigation related to the prior performance tables.

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

No matters were submitted to a vote of our beneficiaries during the period from January 28, 2008 through December 31, 2008.

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

Beneficiaries

As of April 15, 2009, we had approximately 13,900 beneficiaries.

Distributions

From January 28, 2008 through December 31, 2008, we paid distributions of approximately $6,342,000, or $0.14 per unit, to our beneficiaries.

Equity Compensation Plan Information

In accordance with the plan of liquidation, all outstanding options under G REIT’s equity compensation plans were forfeited and the plans were terminated. We do not have an equity compensation plan currently in place.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. The results for the period from January 28, 2008 through December 31, 2008 are not comparable to any prior period because we began operations as of January 28, 2008.

December 31,
Selected Financial Data	2008

STATEMENT OF NET ASSETS:
Total assets	$86,679,000
Mortgage loans payable secured by property held for sale	$19,324,000
Net assets in liquidation(1)	$60,909,000
Net asset value per unit(1)	$1.39

(1)	The net assets in liquidation as of December 31, 2008 of $60,909,000, plus the cumulative liquidating distributions paid through December 31, 2008 of approximately $388,612,000 (of which $382,270,000 was paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us), would result in liquidating distributions per unit of approximately $10.23 as of December 31, 2008 (of which $8.84 per unit has been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT assets and liabilities to us).

Period from
January 28,
2008
through
December 31,
2008

STATEMENT OF CHANGES IN NET ASSETS:
Net assets contributed to G REIT Liquidating Trust on January 28, 2008	$96,408,000

Change in estimated receipts in excess of estimated costs during liquidation	(3,908,000)
Net decrease in fair value	(25,249,000)
Liquidating distributions to beneficiaries	(6,342,000)

Change in net assets in liquidation	(35,499,000)

Net assets in liquidation at December 31, 2008	$60,909,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including in this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes; the availability of capital; interest rate fluctuation; our ability to service our debt, competition; supply and demand for operating properties in our current market areas; the prospect of a continuing relationship with our advisor; generally accepted accounting principles, or GAAP; predictions of the amount of liquidating distributions to be received by our beneficiaries; statements regarding the timing of asset dispositions and the sales price we will receive for our remaining assets; the effect of the liquidation; the implementation and completion of the plan of liquidation; and litigation.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this report, and, unless otherwise required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.

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

G REIT was incorporated on December 18, 2001, under the laws of the Commonwealth of Virginia and qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. On September 27, 2004, G REIT was reincorporated in the State of Maryland in accordance with the approval of its stockholders at the 2004 Annual Meeting of Stockholders. G REIT was originally formed to acquire, manage and invest in office, industrial and service real estate properties which have governmental related tenants. G REIT was formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. In 2005, as a result of (i) then current market conditions, (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act), and (iii) the possible need to reduce monthly distributions, the then G REIT board of directors determined that a liquidation would provide G REIT’s stockholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered.

As described below, on February 27, 2006, G REIT’s stockholders approved a plan of liquidation and the eventual dissolution of G REIT. Accordingly, we are engaged in an ongoing liquidation of our assets. As of December 31, 2008, we owned interests in four properties aggregating a total gross leaseable area, or GLA, of approximately 1.3 million square feet, comprised of interests in three consolidated office properties, or the consolidated properties, and one unconsolidated office property, or the unconsolidated property. We refer to these assets collectively as the “remaining assets” or the “properties”. As of December 31, 2008, approximately 53.0% of the total GLA of our consolidated properties was leased and governmental related entities occupied approximately 15.2% of the total consolidated GLA. On January 28, 2008, G REIT transferred all of its interests to us pursuant to the Liquidating Trust Agreement. For more information relating to the consolidated and unconsolidated properties, see Item 2. Properties.

G REIT conducted business and owned properties through G REIT, L.P., or its Operating Partnership, which was formed as a Virginia limited partnership in December 2001. On January 28, 2008, immediately before the transfer of G REIT’s assets and liabilities to us, the Operating Partnership redeemed the special limited partnership interest held by Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our advisor, in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are now our beneficiaries, have received certain returns on their invested capital. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. The Operating Partnership was dissolved in connection with the dissolution of G REIT, and all of its assets and liabilities were distributed to G REIT immediately before the transfer to us.

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

On January 22, 2008, G REIT and our Trustees, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace, and Gary T. Wescombe, the independent directors of G REIT, entered into the Liquidating

Trust Agreement in connection with our formation. Gary T. Wescombe, the chairman of the board of directors of G REIT was appointed the chairman of the Trustees. On January 28, 2008, G REIT transferred its remaining assets to, and its remaining liabilities were assumed by, our Trustees in accordance with G REIT’s plan of liquidation and the Liquidating Trust Agreement. In connection with the transfer of assets to, and assumption of liabilities by, us the stock transfer books of G REIT were closed as of the close of business on the Record Date and each share of G REIT’s common stock outstanding on the Record Date was converted automatically into a unit. Following the conversion of shares to units of beneficial interest, all outstanding shares of G REIT’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Stockholders of G REIT on the Record Date were not required to take any action to receive units of beneficial interests. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of G REIT’s common stock. On January 28, 2008, G REIT filed a Form 15 with the United States Securities and Exchange Commission, or the SEC, to terminate the registration of G REIT’s common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and G REIT announced that it would cease filing reports under the Exchange Act. Our Trustees issue to beneficiaries and file with the SEC annual reports on Form 10-K and current reports on Form 8-K upon the occurrence of a material event relating to us.

Our existence will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to us, or January 28, 2011. We may, however, extend the three-year term if our Trustees then determine that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustees have requested and received certain no-action assurances from the SEC. Although we can provide no assurances, we currently expect to sell our remaining assets by December 31, 2009 and anticipate completing the plan of liquidation by March 31, 2010.

In accordance with the plan of liquidation, we continue to actively manage our remaining assets to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. We continually evaluate our properties and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Under the adoption of the plan of liquidation, we will not acquire any new properties, and are focused on liquidating our remaining assets.

Our Advisor

Our advisor, Grubb & Ellis Realty Investors, manages our day-to-day business affairs and assets and carries out the directives of our Trustees, pursuant to an advisory agreement, or the Advisory Agreement. Our advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities, including many of our affiliates, regarding the acquisition, management and disposition of real estate assets. Our advisor advises us and certain of our affiliates with respect to the management and potential disposition of our remaining assets.

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

Property Disposition

On March 12, 2008, we sold the Pax River Office Park property, located in Lexington, Maryland, to Hampshire Global Partners, LLC, an unaffiliated third party, for a sales price of $14,475,000. Our net cash proceeds from the sale were $13,984,000 after payment of closing costs and other transaction expenses. A sales commission of $253,000, or 1.7% of the sales price, was paid to an unaffiliated broker.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with GAAP and under the liquidation basis of accounting requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets (including net assets in liquidation), liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate and intangible assets, purchase price allocation and deferred assets. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets were adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenant in common investors, or TICs, were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of our remaining assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets included in the consolidated financial statements. The net assets represent the estimated liquidation value of our remaining assets available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

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

Asset (Liability) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing the plan of liquidation. We currently estimate that we will have estimated costs of liquidation in excess of operating cash inflows from our estimated receipts. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the period from January 28, 2008 to December 31, 2008 was as follows:

	January 28,	Cash Payments	Change in	December 31,
	2008	and (Receipts)	Estimates	2008

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$3,723,000	$71,000	$(4,560,000)	$(766,000)
Liabilities:
Liquidation costs	(1,946,000)	1,111,000	22,000	(813,000)
Capital expenditures	(804,000)	663,000	(1,215,000)	(1,356,000)

Total liabilities	(2,750,000)	1,774,000	(1,193,000)	(2,169,000)

Total asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	$973,000	$1,845,000	$(5,753,000)	$(2,935,000)

Net Assets in Liquidation

The net assets in liquidation as of December 31, 2008 of $60,909,000 plus cumulative liquidating distributions paid through December 31, 2008 of $388,612,000 (which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us), would result in liquidating distributions to our beneficiaries per unit of approximately $10.23 per unit (of which $8.84 per unit has been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us). These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

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

Scheduled Lease Expirations

As of December 31, 2008, our consolidated properties were 53.0% leased, with 11.8% of the leased GLA expiring during 2009. Our leasing strategy for 2009 and through the plan of liquidation focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals with the existing tenant. Of the leases expiring in 2009, we anticipate, but cannot assure, that approximately 61.0% of the tenants will renew for another term.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete the plan of liquidation by March 31, 2010, we expect that our efforts to continue to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies against us, which could reduce and/or delay the amount of liquidating distributions to our beneficiaries under the plan of liquidation.

Transfer to G REIT Liquidating Trust

Pursuant to the plan of liquidation, on January 28, 2008, G REIT transferred the following remaining assets and liabilities to us:

Investments in real estate	$85,734,000
Cash and cash equivalents	29,374,000
Restricted cash	1,412,000
Accounts receivable, net	2,325,000
Accounts receivable from related parties	373,000
Asset for estimated receipts in excess of estimated costs during liquidation	973,000
Mortgage loans payable secured by real estate	(18,840,000)
Accounts payable and accrued expenses	(3,848,000)
Accounts payable to related parties	(227,000)
Security deposits and prepaid rent	(868,000)

Net assets in liquidation	$96,408,000

Changes in Net Assets in Liquidation

For the period from January 28, 2008 through December 31, 2008

Net assets in liquidation decreased $35,499,000, or $0.81 per unit, during the period from January 28, 2008 through December 31, 2008. The primary reasons for the decrease in net assets were a decrease in real estate assets of $37,388,000, or $0.85 per unit and a decrease in restricted cash of $1,412,000, or $0.03 per unit, offset by an increase in cash and cash equivalents of $6,403,000, or $0.15 per unit, and an increase in the liability for estimated liquidation costs in excess of estimated receipts of $3,908,000, or $0.09 per unit.

The overall decrease in real estate assets during the period from January 28, 2008 through December 31, 2008 was primarily due to: (i) a decrease of $13,984,000, or $0.32 per unit, due to the sale of the Pax River Office Park property; (ii) a decrease of $17,230,000, or $0.39 per unit, in the in the expected liquidation value of certain other consolidated properties; and (iii) a decrease of $6,174,000, or $0.14 per unit, in the expected liquidation value of our unconsolidated property. The decrease in restricted cash during the period from January 28, 2008 through December 31, 2008 was primarily due to the return of lender required reserves in conjunction with the refinance of the Western Place I & II mortgage loan in February 2008. The increase in cash and cash equivalents during the period from January 28, 2008 through December 31, 2008 was primarily due to the net proceeds of $13,984,000, or $0.32 per unit, received on the sale of the Pax River Office Park property on March 12, 2008 offset by distributions to beneficiaries of approximately $6,342,000, or $0.14 per unit, during the period from January 28, 2008 through December 31, 2008. The increase in the liability for estimated liquidation costs in excess of estimated receipts of $3,908,000, or $0.09 per unit, is primarily due to the change in the projected sales dates of our remaining assets.

The net assets in liquidation as of December 31, 2008 of $60,909,000 plus cumulative liquidating distributions paid through December 31, 2008 of $388,612,000 (which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us), would result in liquidating distributions to our beneficiaries per unit of approximately $10.23 per unit (of which $8.84 per unit has already been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying asset and change in the underlying assumptions of the projected cash flows.

Liquidity and Capital Resources

As of December 31, 2008, our total assets and net assets in liquidation were $60,909,000, or $1.39 per unit. Our ability to meet our obligations is contingent upon the disposition of our remaining assets in accordance with the plan of liquidation. We estimate that the net proceeds from the sale of our remaining assets pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our remaining assets or the net proceeds therefrom.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from operations and sale of our remaining assets will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities. Due to the uncertain timing of property sales and the maturity of certain debt obligations, we may need to refinance one or more of our properties and/or request extensions of the terms of existing financing agreements.

The plan of liquidation gives our Trustee the power to sell our remaining assets without further approval by our beneficiaries and provides that liquidating distributions be made to our beneficiaries as determined at the discretion of our Trustee. Although we can provide no assurances, we currently expect to sell all of our assets by December 31, 2009 and anticipate completing the plan of liquidation by March 31, 2010.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We made cash distributions of approximately $6,342,000, or $0.14 per unit, to our beneficiaries during the period from January 28, 2008 through December 31, 2008. Through January 28, 2008, prior to the transfer of G REIT’s assets and liabilities to us, G REIT made cash distributions to its stockholders of approximately $382,270,000, or $8.70 per share. The source for payment of these distributions was funds from operating activities and net proceeds from the sale of properties.

As of December 31, 2008, we estimate that we will have $2,169,000 of commitments and expenditures during the liquidation period comprised of $813,000 of liquidation costs and $1,356,000 of capital expenditures. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.

A material adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of our remaining assets may affect our ability to fund these items and may affect our ability to satisfy the financial performance covenants under our mortgages. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for any secured and unsecured notes could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.

Liquidating distributions will be determined in our Trustee’s sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures, and other factors our Trustee may deem relevant. The stated range of beneficiary distributions disclosed in the plan of liquidation is an estimate only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; and (iv) circumstances may change and the actual net proceeds realized from the sale of our remaining assets might be less, or significantly less, than currently estimated, including, for among other reasons, the discovery of new environmental issues or loss of a tenant or tenants.

Subject to our Trustee’s actions and in accordance with the plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, disposition of our remaining assets, and additional unsecured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We will instead seek to refinance such debt at maturity or retire such debt through the disposition of our remaining assets.

If we experience lower occupancy levels and reduced rental rates at our unconsolidated property and/or increased capital expenditures and leasing costs at our unconsolidated property compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation and could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs.

Factors Which May Influence Future Sources of Capital and Liquidity

Prior Performance Tables

In connection with G REIT’s initial and secondary public offerings of common stock conducted through “best efforts” offerings from July 22, 2002 through April 30, 2004, G REIT disclosed the prior performance of all public and private investment programs sponsored by our advisor. Our advisor determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our advisor have invested either along side or in other programs sponsored by our advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for limited liability company investments; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our advisor’s program and aggregate portfolio operating results. At this time there is no litigation related to the prior performance tables.

Revised prior performance tables reflecting corrected numbers and disclosures from those initially included in G REIT’s prospectuses dated July 22, 2002 and January 23, 2004 were included in G REIT’s definitive proxy statement and G REIT’s Current Report on Form 8-K filed with the SEC on January 13, 2006.

Debt Financing

The Western Place I & II property was required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements. On November 1, 2007, the $24,000,000 secured mortgage loan with LaSalle Bank, or La Salle, on the Western Place I & II property, of which we own 78.5%, matured. On February 26, 2008, we, along with our co-owners, or the Western Place Owners, refinanced the Western Place I & II property’s mortgage loan with Wachovia Bank National Association, or Wachovia, in the principal amount of $28,000,000. The loan originally matured on February 28, 2009, but was extended by Wachovia in anticipation of being paid off in full. The loan provided for monthly interest-only payments due on the first day of each calendar month, beginning April 1, 2008. At the option of the Western Place Owners, the loan bore interest at per annum rates equal to: (a) 30-day LIBOR plus 1.65% per annum; or (b) the Prime Rate, as announced by Wachovia from time to time as its prime rate. If any monthly installment that was due was not received by Wachovia on or before the 15th day of each month, the loan provided for a late charge equal to 4.0% of such monthly installment. In the event of a default, the loan also provided for a default interest rate of 4.0% per annum plus the greater of the LIBOR Rate or the Prime Rate. The loan may have been prepaid in whole or in part, without paying a prepayment premium. The loan documents contained certain customary representations, warranties, covenants and indemnities. In addition, the Western Place Owners entered into an interest rate swap agreement, or the ISDA Agreement, in conjunction with refinance of the Western Place I & II property. As a result of the ISDA Agreement, the Western Place loan bore interest at a nominal fixed rate of 6.21% per annum through maturity. As a result of the refinancing, the Western Place Owners borrowed $24,250,000. In addition, there was $3,750,000 available for general tenant improvements, leasing commissions and capital improvements under the mortgage loan, which was to be released as work or leasing costs were incurred and evidence of such costs was provided to the satisfaction of lender. The amounts outstanding on this loan at December 31, 2008 was $24,616,000 (net of holdbacks of $3,384,000), and all principal and interest was repaid in full on April 6, 2009. The interest rate swap agreement terminated upon debt maturity. See Note 12, Subsequent Event, to our consolidated financial statements for further information.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We have paid cumulative liquidating distributions through December 31, 2008 of approximately $388,612,000, or $8.84 per unit, (of which $382,270,000, or $8.70 per share was paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us). The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties. While the plan of liquidation provided that monthly distributions would terminate following the payment of liquidating distributions totaling $150,000,000, G REIT’s board of directors determined to continue to pay monthly liquidating distributions at an annualized rate of 7.50% on the share value remaining of $2.10. Our Trustees will continue to evaluate the payment of monthly liquidating distributions on an on-going basis as more properties are sold and additional special liquidating distributions are paid to beneficiaries. Every payment of liquidating distributions will be subject to the availability of cash and the discretion of our Trustees.

Liquidating distributions to our beneficiaries will be determined by our Trustees in their sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures and other factors our Trustees may deem relevant.

The stated ranges of projected distributions disclosed in the plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs that could reduce net assets actually realized; (ii) winding up our business significantly faster than anticipated which could eliminate some of the anticipated costs and result in higher net liquidation proceeds; (iii) a delay in our liquidation that could result in higher than anticipated costs and lower net liquidation proceeds; and (iv) change in circumstances, such as, the discovery of new environmental issues or loss of a tenant that may that may result in actual net proceeds realized from the sale of assets being significantly lower than currently estimated.

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

Capital Resources

General

We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments to us.

The primary uses of cash are to fund distributions to our beneficiaries and to fund capital expenditures and liquidation costs. We may also regularly require capital to invest in our unconsolidated property in connection with routine capital improvements and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

In accordance with the plan of liquidation, we anticipate our source for the payment of liquidating distributions to our beneficiaries to be primarily from the net proceeds from the sale of our remaining assets and funds from operating activities.

Financing

As of December 31, 2008, mortgage loans payable secured by property held for sale was $19,324,000.

As of December 31, 2008, we had $35,777,000 in cash and cash equivalents.

We believe that our net cash provided by operating activities and net proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during the next twelve months from December 31, 2008.

Unconsolidated Debt

Total mortgage debt on our unconsolidated property, Congress Center located in Chicago, Illinois, or the Congress Center property, was $94,839,000 and our pro rata share, based on our ownership percentage, of unconsolidated debt was $28,452,000 as of December 31, 2008.

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2008, the Congress Center property was in compliance with all such covenants.

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

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on outstanding indebtedness, which includes mortgage payments on one of our properties. As of December 31, 2008, the Western Place I & II property, of which we own 78.5%, was subject to an existing mortgage, which had an aggregate principal amount outstanding of $24,616,000 (net of holdbacks of $3,384,000). Our pro rata share of this debt, based on our ownership percentage was $19,324,000. As of December 31, 2008, a fixed rate interest rate swap agreement was in place that effectively fixed the interest rate at 6.21% per annum. All principal and interest outstanding under this debt was repaid in full on April 6, 2009. See Note 12, Subsequent Event, to our consolidated financial statements for further information.

Contractual Obligations

At December 31, 2008, we had $19,324,000 outstanding under a variable rate debt arrangement with a bank. We also had a fixed rate interest rate swap in place which effectively fixed the interest rate at 6.21% per annum. Both of these items matured in early 2009, and on April 6, 2009, we repaid the debt in full.

In addition, at December 31, 2008, we had $181,000 in payments due in 2009 for tenant improvements and lease commitment obligations. The Sutter Square Galleria property is subject to a ground lease expiring in 2040 with one 10-year option period thereafter. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement.

Subsequent Event

See Note 12, Subsequent Event, to our consolidated financial statements included in this report regarding the April 6, 2009 repayment of all amounts due under our consolidated mortgage loans payable.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

Until we complete the plan of liquidation, we will be exposed to inflation risk as income from long-term leases at our properties is expected to be the primary source of our cash flows from operations. The majority of our tenant leases provide some protection from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, among other factors, the leases may not re-set frequently enough to cover inflation.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS No. 157-1. FSP SFAS No. 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS No. 157-2. FSP SFAS No. 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP SFAS No. 157-3. FSP SFAS No. 157-3 amends SFAS No. 157 by providing an example to illustrate key considerations and the emphasis on measurement principles when applying SFAS No. 157 to financial assets when the market for those financial assets is not active. We adopted SFAS No. 157 and FSP SFAS No. 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS No. 157-1 did not have a material impact on our consolidated financial statements. We adopted FSP SFAS No. 157-3 upon issuance, which did not have a material impact on our consolidated financial statements. We adopted FSP SFAS No. 157-2 on a prospective basis on January 1, 2009. The adoption of FSP SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

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

At December 31, 2008, we had variable rate debt outstanding of $19,324,000 (on a liquidation basis) which included a fixed interest rate swap which effectively fixed the interest rate at 6.21% per annum. On April 6, 2009, all outstanding principal and interest on this debt was repaid in full. As such, we no longer are exposed to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

See the index included at Item 15. Exhibits, Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not employ independent accountants to perform an audit on the financial statements contained in this Form 10-K.

Item 9A(T).	Controls and Procedures.

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

As of December 31, 2008, an evaluation was conducted under the supervision and with the participation of our Trustees and advisor of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Trustees concluded that these disclosure controls and procedures were effective.

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

Based on our evaluation under the Internal Control-Integrated Framework, our Trustees concluded that our internal control over financial reporting was effective as of December 31, 2008.

(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the period from January 28, 2008 through December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

As of April 15, 2009, we have no directors or executive officers. We are administered by our five Trustees, consisting of the following:

Name	Age	Position	Term of Office

Gary Hunt	60	Trustee	Since January 2008
W. Brand Inlow	55	Trustee	Since January 2008
Edward A. Johnson	57	Trustee	Since January 2008
D. Fleet Wallace	41	Trustee	Since January 2008
Gary T. Wescombe	66	Chairman of the Trustees	Since January 2008

Gary H. Hunt previously served as a director of G REIT, Inc. from July 2005 to January 2008. Mr. Hunt has also served as the interim Chief Executive Officer of Grubb & Ellis Company since July 2008, and as one of its directors since December 2007, having previously served as a director of NNN Realty Advisors from December 2006 to December 2007. Mr. Hunt has served as the managing partner of California Strategies, a privately held consulting firm in Irvine, California that works with large homebuilders, real estate companies and government entities since 2001. Prior to serving with California Strategies, Mr. Hunt was the Executive Vice President of The Irvine Company, a 110-year-old privately held company that plans, develops and invests in real estate primarily in Orange County, California for 25 years. At The Irvine Company, Mr. Hunt worked at local, regional, state and federal levels directing the company’s major entitlement, regional infrastructure, planning and strategic government, media and community relations activities. Additionally, Mr. Hunt served on the board of directors and the Executive Committee of The Irvine Company for 10 years. Some of Mr. Hunt’s other work experience includes staff positions with the California State Legislature, U.S. House of Representatives, California Governor Ronald Reagan and Executive Director of the Californian Republican Party. He also serves on the board of directors of Glenair Inc., The Beckman Foundation and the Irvine Health Foundation. Mr. Hunt received a Bachelor of Laws degree and a J.D. degree from the Irvine University School of Law and teaches courses on business and government at the Graduate School of Management, University of California, Irvine.

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

Edward A. Johnson previously served as a director of G REIT, Inc. from December 2001 to January 2008. Dr. Johnson has served as President of University Realty Advisors, LLC, which advises cities, developers and universities on campus expansion, since January 2009. Dr. Johnson served as President of the Au Sable Institute of Environmental Studies, Grand Rapids, Michigan from September 2007 to December 2008. Dr. Johnson served as the President of the University of the New West, Phoenix, Arizona from

November 2003 to September 2007. Dr. Johnson served as President of Sterling College, a small liberal arts college affiliated with the Presbyterian Church (USA), in Sterling, Kansas, from 1997 to November 2003 where his major accomplishments include development of strategic and business plans, initiation of the nation’s first undergraduate program in social entrepreneurship and selection as its first leadership college by Habitat for Humanity International. From 1992 to 1997, he served as executive director of the Arizona Commission for Postsecondary Education. Dr. Johnson received a B.S. degree in History and Political science from Morningside College, a J.D. degree from Creighton University School of Law, and a Ph.D. degree in Higher Education Administration — Law and Education specialization from Arizona State University.

D. Fleet Wallace previously served as a director of G REIT, Inc. from April 2002 to January 2008. Mr. Wallace has also served as a director of Grubb & Ellis Company since December 2007, having previously served as a director of NNN Realty Advisors from December 2006 to December 2007. Mr. Wallace also previously served as a director of T REIT, Inc. from May 2002 to July 2007. Mr. Wallace is a Principal and Co-Founder of McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment properties in the Southeast formed in October 2004. Mr. Wallace also serves as a Principal of Greystone Capital Management, LLC, formed in September 2001, and helps manage Greystone Fund, L.P. and Greystone Finance, LLC. Greystone Fund, L.P. is a professionally managed opportunity fund invested primarily in promising venture capital opportunities and distressed assets in the form of real estate, notes and accounts receivable, inventory and other assets. Greystone Finance, LLC provides debt financing to commercial borrowers in Virginia which have limited access to more traditional sources of funding. From April 1998 to August 2001, Mr. Wallace served as Corporate Counsel and Assistant Secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. At United Dominion, he managed general corporate matters for over 150 affiliated entities, negotiated and executed numerous real estate acquisitions and dispositions, and provided legal support on over $1 billion in financing transactions. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with the firm of McGuire Woods in Richmond, Virginia. Mr. Wallace received a B.A. degree in History, and a J.D. degree from the University of Virginia.

Gary T. Wescombe previously served as a director of G REIT, Inc. from December 2001 to January 2008. He has also served as a director of Grubb & Ellis Healthcare REIT, Inc. since October 2006. Mr. Wescombe manages and develops real estate operating properties through American Oak Properties, LLC, where he is a Principal. He is also Director, Chief Financial Officer and Treasurer of the Arnold and Mabel Beckman Foundation, a nonprofit foundation established for the purpose of supporting scientific research. From October 1999 to December 2001, Mr. Wescombe was a Partner in Warmington Wescombe Realty Partners in Costa Mesa, California, where he focused on real estate investments and financing strategies. Prior to retiring in 1999, Mr. Wescombe was a Partner with Ernst & Young, LLP (previously Kenneth Leventhal & Company) from 1970 to 1999. He received a B.S. degree in Accounting and Finance from California State University, San Jose in 1965 and is a member of the American Institute of Certified Public Accountants and California Society of Certified Public Accountants.

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

Compensation of Trustees

Our Trustees each receive $1,000 per meeting, and our Chairman of the Trustees shall receive an additional $500 per meeting, payable on the first day of each month.

The following table sets forth the compensation earned by our Trustees during the period from January 28, 2008 through December 31, 2008:

Trustee	Role	Meeting Fees ($)

Gary T. Wescombe	Chairman of the Trustees	$9,000
Edward A. Johnson	Trustee	$5,000
D. Fleet Wallace	Trustee	$5,000
W. Brand Inlow	Trustee	$5,000
Gary H. Hunt	Trustee	$6,000

Our Trustees (and previously as the independent directors of G REIT) are entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. However, based on the estimated liquidating distributions of $10.23 per unit as of December 31, 2008, we do not anticipate that any additional milestone payments will be made to the Trustees as we do not anticipate making aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. As of April 15, 2009, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

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

Compensation of Executive Officers

We have no employees or executive officers and have not paid any executive compensation during 2008. Our day-to-day management is performed by our advisor and its affiliates. We pay these entities fees and reimburse expenses pursuant to the Advisory Agreement. We do not currently intend to hire or compensate any employees or executives. As a result, we do not have, and our Trustees have not considered, a compensation policy or program and as such, we have not included a Compensation Discussion and Analysis in this Form 10-K.

Option/SAR Grants in Last Fiscal Year

Not applicable.

Compensation Committee Interlocks and Insider Participation

Not applicable.

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

The following table sets forth the beneficial ownership of units as of April 15, 2009, as to (i) each beneficiary that is known by us to have beneficially owned more than five percent of the units as of April 15, 2009; and (ii) our Trustees. All such information was provided by the people listed. All percentages have been calculated as of and are based upon 43,920,000 units outstanding at the close of business on such date.

The people in the table below have indicated that they have sole voting and investment power over the units listed.

	Number of Units
	Beneficially	Percent of
Name of Beneficial Owner	Owned	Class

Gary T. Wescombe, Chairman of the Trustees	10,000	*
Edward A. Johnson, Trustee	10,000	*
D. Fleet Wallace, Trustee	10,000	*
W. Brand Inlow, Trustee	10,000	*
Gary H. Hunt, Trustee	5,000	*

Total	45,000

*	Represents less than 1.0% of our outstanding units of beneficial interest.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Advisory Agreement

The Advisory Agreement between our advisor and G REIT expired on July 22, 2005. Based on the adoption of the plan of liquidation, our advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters, as defined in the Advisory Agreement. For the period from January 28, 2008 through December 31, 2008, we reimbursed our advisor for expenses of $31,000 related to its operations and such reimbursement did not exceed the limitations described above.

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

Real Estate Disposition Fee

We anticipate paying our advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property. We paid no real estate disposition fees to our advisor or its affiliate for the period from January 28, 2008 through December 31, 2008.

Lease Commissions

We pay our advisor or its affiliate a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. We paid our advisor or its affiliate leasing commissions of $407,000 for the period from January 28, 2008 through December 31, 2008.

Property Management Fees

We pay our advisor or its affiliate a property management fee of 5.0% of the gross revenues from our properties. We paid our advisor or its affiliate property management fees of $430,000 for the period from January 28, 2008 through December 31, 2008.

Incentive Distributions

Our advisor owned non-voting incentive performance units in the Operating Partnership and was entitled to incentive distributions of operating cash flow after G REIT stockholders received an 8.0% annual return on their invested capital. On January 28, 2008, immediately before the transfer of G REIT’s assets and liabilities to us, the Operating Partnership redeemed the special limited partnership interest held by its advisor, Grubb & Ellis Realty Investors in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are now our beneficiaries, have received certain returns on their invested capital. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. In accordance with the plan of liquidation, the estimated incentive fee distribution to our advisor is between $0 and $9,070,000. Based on the valuation of our portfolio as of December 31, 2008, we have not reserved for any incentive fee distribution to our advisor.

Milestone Payments to our Trustees

D. Fleet Wallace, W. Brand Inlow, Edward A. Johnson, Gary T. Wescombe and Gary H. Hunt, our Trustees (and previously independent directors of G REIT), were entitled to receive certain milestone payments of $25,000 on each of December 31, 2007 and 2006 for serving as members of G REIT’s board of directors and G REIT’s special committee. Our Trustees (and previously as the independent directors of G REIT) are also entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. However, based on the estimated liquidating distributions of $10.23 per unit as of December 31, 2008, we do not anticipate that any additional milestone payments will be made to the Trustees as we do not anticipate making aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. As of April 15, 2009, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.

Real Estate Commissions

In August 2006, Jeffrey T. Hanson was appointed to serve as a member of the then Board of Managers and the Managing Director-Real Estate of our advisor and the President and Chief Executive Officer of Realty. Prior to his employment with our advisor and Realty, Mr. Hanson was employed with Grubb & Ellis Co. In connection with his previous employment with Grubb & Ellis Co., and subsequent to his employment with our advisor and Realty, Mr. Hanson has been paid real estate commissions of approximately $309,000 relating to transactions involving properties sold by G REIT. We paid Mr. Hanson no real estate commissions during the period from January 28, 2008 through December 31, 2008.

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

None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

The following financial statement schedule for the period from January 28, 2008 to December 31, 2008 is submitted herewith:

Page

Real Estate and Accumulated Depreciation (Schedule III)	67

All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedules:

Page

Real Estate and Accumulated Depreciation (Schedule III)	67

G REIT LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
December 31, 2008 (Unaudited)

December 31, 2008

ASSETS
Real estate investments:
Real estate held for sale	$39,802,000
Investments in unconsolidated real estate	8,544,000

48,346,000
Cash and cash equivalents	35,777,000
Accounts receivable, net	2,139,000
Accounts receivable from related parties	417,000

Total assets	86,679,000

LIABILITIES
Mortgage loans payable secured by properties held for sale	$19,324,000
Accounts payable and accrued liabilities	2,885,000
Accounts payable due to related parties	133,000
Security deposits and prepaid rent	493,000
Liability for estimated costs in excess of estimated receipts during liquidation	2,935,000

Total liabilities	25,770,000

Commitments and contingencies (Note 11)
Net assets in liquidation	$60,909,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Period from January 28, 2008 through December 31, 2008 (Unaudited)

Net assets contributed to G REIT Liquidating Trust on January 28, 2008	$96,408,000

Changes in net assets in liquidation:
Changes to asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation:
Operating loss	313,000
Distributions received from unconsolidated properties	(242,000)
Payments of liquidation costs and other amounts	1,774,000
Change in estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	(5,753,000)

Change to liability for estimated costs in excess of estimated receipts during liquidation	(3,908,000)

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	(23,404,000)
Change in assets and liabilities due to activity in liability for estimated costs in excess of estimated receipts during liquidation	(1,845,000)

Net decrease in fair value	(25,249,000)

Liquidating distributions to beneficiaries	(6,342,000)

Change in net assets in liquidation	(35,499,000)

Net assets in liquidation, end of period	$60,909,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Period from January 28, 2008 through December 31, 2008

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

As described below, on February 27, 2006, G REIT’s stockholders approved a plan of liquidation and the eventual dissolution of G REIT. Accordingly, we are engaged in an ongoing liquidation of our assets. As of December 31, 2008, we owned interests in four properties aggregating a total gross leaseable area, or GLA, of approximately 1.3 million square feet, comprised of interests in three consolidated office properties, or the consolidated properties, and one unconsolidated office property, or the unconsolidated property. We refer to these assets collectively as the “remaining assets” or the “properties”. As of December 31, 2008, approximately 53.0% of the total GLA of our consolidated properties was leased and governmental related entities occupied approximately 15.2% of the total consolidated GLA. On January 28, 2008, G REIT transferred all of its interests to us pursuant to the Liquidating Trust Agreement.

Pursuant to an advisory agreement, or the Advisory Agreement, Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our advisor, manages our day-to-day business affairs and assets and carries out the directives of our Trustees. Our advisor is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies, and other entities, including many of our affiliates, regarding the acquisition, management and disposition of real estate assets. Our advisor advises us and certain of our affiliates with respect to the management and potential disposition of our remaining assets.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

On January 22, 2008, G REIT and our Trustees, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, the independent directors of G REIT, entered into the Liquidating Trust Agreement in connection with our formation. Gary T. Wescombe, the chairman of the G REIT board of directors was appointed the chairman of the Trustees. On January 28, 2008, G REIT transferred its remaining assets to, and its remaining liabilities were assumed by, us in accordance with the plan of liquidation and the Liquidating Trust Agreement. In connection with the transfer of assets to, and assumption of liabilities by, us the stock transfer books of G REIT were closed as of the close of business on the Record Date and each share of G REIT’s common stock outstanding on the Record Date was converted automatically into a unit. Following the conversion of shares to units, all outstanding shares of G REIT’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Stockholders of G REIT on the Record Date were not required to take any action to receive their units. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of G REIT’s common stock. On January 28, 2008, G REIT filed a Form 15 with the United States Securities and Exchange Commission, or the SEC, to terminate the registration of G REIT’s common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and G REIT announced that it would cease filing reports under the Exchange Act. Our Trustees issue to beneficiaries and file with the SEC annual reports on Form 10-K and current reports on Form 8-K upon the occurrence of a material event relating to us.

Immediately before the transfer of G REIT’s assets and liabilities to us, G REIT, L.P., the operating partnership of G REIT, or the Operating Partnership, redeemed the special limited partnership interest held by our advisor, in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are now our beneficiaries, have received certain returns, as provided by the Operating Partnership Agreement. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. The Operating Partnership was dissolved in connection with the dissolution of G REIT, and all of its assets and liabilities were distributed to G REIT immediately before the transfer to us.

Our existence will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

were first transferred to G REIT Liquidating Trust, or January 28, 2011. Our existence may, however, be extended beyond the three-year term if our Trustees then determine that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustees have requested and received certain no-action assurances from the SEC. Although we can provide no assurances, we currently expect to sell our remaining assets by December 31, 2009 and anticipate completing the plan of liquidation by March 31, 2010.

In accordance with the plan of liquidation, we continue to actively manage our remaining assets to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. We continually evaluate our properties and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Under the adoption of the plan of liquidation, we will not acquire any new properties, and are focused on liquidating our remaining assets.

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

Principles of Consolidation

Our accompanying consolidated financial statements include our accounts and those of any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. All significant intercompany balances and transactions have been eliminated in consolidation and all references to us include our operating partnership and its subsidiaries. We account for our unconsolidated real estate investment using the equity method of accounting. Accordingly, our share of the earnings (loss) of this real estate investment is included in operating income.

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

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Minority Interests

Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of December 31, 2008, consisted of a 21.5% in Western Place I & II.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2008, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of December 31, 2008, we had interests in one property located in California which accounted for 8.2% of our total revenue, and two properties located in Texas which accounted for 91.8% of our total revenue based on contractual base rent from leases in effect as of December 31, 2008. As of December 31, 2008, we had no tenants that accounted for 10.0% or more of our aggregate annual rental income.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Income Taxes

We are treated as a grantor trust for income tax purposes and accordingly, are not subject to federal or state income tax on any income earned or gain recognized by us. We will recognize taxable gain or loss when an asset is disposed of for an amount greater or less than the fair market value of such asset at the time it was transferred from G REIT to us. Our beneficiaries will be treated as the owner of a pro rata portion of each asset, including cash, received by and held by us and will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses recognized by us. Accordingly, there is no provision for federal or state income taxes in the accompanying consolidated financial statements.

Segments

We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS No. 157-1. FSP SFAS No. 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS No. 157-2. FSP SFAS No. 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 1, 2008. In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP SFAS No. 157-3. FSP SFAS No. 157-3 amends SFAS No. 157 by providing an example to illustrate key considerations and the emphasis on measurement principles when applying SFAS No. 157 to financial assets when the market for those financial assets is not active. We adopted SFAS No. 157 and FSP SFAS No. 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS No. 157-1 did not have a material impact on our consolidated financial statements. We adopted FSP SFAS No. 157-3 upon issuance, which did not have a material impact on our consolidated financial statements. We adopted FSP SFAS No. 157-2 on a prospective basis on January 1, 2009. The adoption of FSP SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We adopted SFAS No. 159 on a

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

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

4.	Asset (Liability) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing the plan of liquidation. We currently estimate that we will have estimated costs of liquidation in excess of operating cash inflows from our estimated receipts. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the period from January 28, 2008 to December 31, 2008 was as follows:

	January 28,	Cash Payments	Change in	December 31,
	2008	and (Receipts)	Estimates	2008

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$3,723,000	$71,000	$(4,560,000)	$(766,000)
Liabilities:
Liquidation costs	(1,946,000)	1,111,000	22,000	(813,000)
Capital expenditures	(804,000)	663,000	(1,215,000)	(1,356,000)

Total liabilities	(2,750,000)	1,774,000	(1,193,000)	(2,169,000)

Total asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	$973,000	$1,845,000	$(5,753,000)	$(2,935,000)

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5.	Net Assets in Liquidation

For the Period from January 28, 2008 through December 31, 2008

Net assets in liquidation decreased $35,499,000, or $0.81 per unit, during the period from January 28, 2008 through December 31, 2008. The primary reasons for the decrease in net assets were a decrease in real estate assets of $37,388,000, or $0.85 per unit and a decrease in restricted cash of $1,412,000, or $0.03 per unit, offset by an increase in cash and cash equivalents of $6,403,000, or $0.15 per unit, and an increase in the liability for estimated liquidation costs in excess of estimated receipts of $3,908,000, or $0.09 per unit.

The overall decrease in real estate assets during the period from January 28, 2008 through December 31, 2008 was primarily due to: (i) a decrease of $13,984,000, or $0.32 per unit, due to the sale of the Pax River Office Park property; (ii) a decrease of $17,230,000, or $0.39 per unit, in the in the expected liquidation value of certain other consolidated properties; and (iii) a decrease of $6,174,000, or $0.14 per unit, in the expected liquidation value of our unconsolidated property. The decrease in restricted cash during the period from January 28, 2008 through December 31, 2008 was primarily due to the return of lender required reserves in conjunction with the refinance of the Western Place I & II mortgage loan in February 2008. The increase in cash and cash equivalents during the period from January 28, 2008 through December 31, 2008 was primarily due to the net proceeds of $13,984,000, or $0.32 per unit, received on the sale of the Pax River Office Park property on March 12, 2008 offset by distributions to beneficiaries of approximately $6,342,000, or $0.14 per unit, during the period from January 28, 2008 through December 31, 2008. The increase in the liability for estimated liquidation costs in excess of estimated receipts of $3,908,000, or $0.09 per unit, is primarily due to the change in the projected sales dates of our remaining assets.

The net assets in liquidation as of December 31, 2008 of $60,909,000 plus cumulative liquidating distributions paid through December 31, 2008 of $388,612,000 (which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us), would result in liquidating distributions to our beneficiaries per unit of approximately $10.23 per unit (of which $8.84 per unit has already been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying asset and change in the underlying assumptions of the projected cash flows.

6.	Real Estate Investments

Our real estate investments are comprised of three consolidated properties and one 30% investment in unconsolidated real estate. As of December 31, 2008, all of our consolidated properties and our investment in unconsolidated real estate are considered held for sale in accordance with the plan of liquidation. Under the liquidation basis of accounting, our properties are recorded at fair value less costs to sell.

Acquisitions During the Period from January 28, 2008 through December 31, 2008

We had no property acquisitions during the period from January 28, 2008 through December 31, 2008.

Dispositions During the Period from January 28, 2008 through December 31, 2008

On March 12, 2008, we sold the Pax River Office Park property, located in Lexington, Maryland, to Hampshire Global Partners, LLC, an unaffiliated third party, for a sales price of $14,475,000. Our net cash proceeds from the sale were $13,984,000 after payment of closing costs and other transaction expenses. A sales commission of $253,000, or 1.7% of the sales price, was paid to an unaffiliated broker.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

7.	Mortgage Loans Payable Secured by Properties Held for Sale

As of December 31, 2008, we had a secured mortgage loan outstanding on Western Place I & II, representing aggregate indebtedness in the principal amount of $24,616,000 (net of holdbacks of $3,384,000) ($19,324,000 on a liquidation basis) consisting of variable rate debt at a weighted-average interest rate of 6.21% per annum.

On February 26, 2008, we, along with our co-owners, or the Western Place Owners, refinanced the Western Place I & II property’s mortgage loan with Wachovia Bank National Association, or Wachovia, in the principal amount of $28,000,000. The loan originally matured on February 28, 2009, and was extended to March 31, 2009, and provided for monthly interest-only payments due on the first day of each calendar month, beginning April 1, 2008. At the option of the Western Place Owners, the loan bears interest at per annum rates equal to: (a) 30-day LIBOR plus 1.65% per annum; or (b) the Prime Rate, as announced by Wachovia from time to time as its prime rate. If any monthly installment that is due is not received by Wachovia on or before the 15th day of each month, the loan provides for a late charge equal to 4.0% of such monthly installment. In the event of a default, the loan also provides for a default interest rate of 4.0% per annum plus the greater of the LIBOR Rate or the Prime Rate. The loan may be prepaid in whole or in part, without paying a prepayment premium. The loan documents contain certain customary representations, warranties, covenants and indemnities. In addition, the Western Place Owners entered into an interest rate swap agreement, or the ISDA Agreement, in conjunction with refinance of the Western Place I & II property. As a result of the ISDA Agreement, the Western Place loan bears interest at a nominal fixed rate of 6.21% per annum from February 26, 2008 through February 28, 2009. As a result of the refinancing, the Western Place Owners borrowed $24,250,000. In addition, there is $3,750,000 available for general tenant improvements, leasing commissions and capital improvements under the mortgage loan, which shall be released as work or leasing costs are incurred and evidence of such costs is provided to the satisfaction of lender. On April 6, 2009, all principal and interest owed under this debt arrangement was repaid in full. See Note 12, Subsequent Event, for further details.

Derivatives are recognized as either assets or liabilities in the condensed consolidated statements of net assets and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change.

8.	Minority Interests

Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of December 31, 2007, consisted of a 21.5% interest in Western Place I & II.

We have the right to purchase all or any portion of the outstanding undivided TIC interests in Western Place I & II at fair market value. However, we do not intend to acquire any portion of the outstanding undivided TIC interests as we are currently focused on liquidating our remaining assets and liabilities.

9.	Future Minimum Rent

Rental Income

We have operating leases with tenants that expire at various dates through 2015 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2008, are summarized as follows:

Year Ending	Amount

2009	$6,883,000
2010	5,797,000
2011	4,389,000
2012	2,817,000
2013	1,645,000
Thereafter	1,641,000

Total	$23,172,000

A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the period from January 28, 2008 through December 31, 2008, the amount of contingent rent earned by us was not significant.

10.	Related Party Transactions

Advisory Agreement

Advisory Fees

The Advisory Agreement between our advisor and G REIT expired on July 22, 2005. Based on the adoption of the plan of liquidation, our advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our advisor cannot exceed the greater of 2.0% of average invested assets, as defined, or 25.0% of net income for the previous four quarters, as defined. For the period from January 28, 2008 through December 31, 2008, we reimbursed our advisor for expenses of $31,000 related to its operations and such reimbursement did not exceed the limitations described above.

Pursuant to the Advisory Agreement, our advisor or its affiliate is entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.

Real Estate Disposition Fee

We anticipate paying our advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property. We paid no real estate disposition fees to our advisor or its affiliate for the period from January 28, 2008 through December 31, 2008.

Lease Commissions

We pay our advisor or its affiliate a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. We paid our advisor or its affiliate leasing commissions of $407,000 for the period from January 28, 2008 through December 31, 2008.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Property Management Fees

We pay our advisor or its affiliate a property management fee of 5.0% of the gross revenues from our properties. We paid our advisor or its affiliate property management fees of $430,000 for the period from January 28, 2008 through December 31, 2008.

Incentive Distributions

Our advisor owned non-voting incentive performance units in the Operating Partnership and was entitled to incentive distributions of operating cash flow after G REIT stockholders received an 8.0% annual return on their invested capital. On January 28, 2008, immediately before the transfer of G REIT’s assets and liabilities to us, the Operating Partnership redeemed the special limited partnership interest held by its advisor, Grubb & Ellis Realty Investors in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are now our beneficiaries, have received certain returns on their invested capital. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. In accordance with the plan of liquidation, the estimated incentive fee distribution to our advisor is between $0 and $9,070,000. Based on the valuation of our portfolio as of December 31, 2008, we have not reserved for any incentive fee distribution to our advisor.

Milestone Payments to our Trustees

D. Fleet Wallace, W. Brand Inlow, Edward A. Johnson, Gary T. Wescombe and Gary H. Hunt, our Trustees (and previously independent directors of G REIT), were entitled to receive certain milestone payments of $25,000 on each of December 31, 2007 and 2006 for serving as members of G REIT’s board of directors and G REIT’s special committee. Our Trustees (and previously as the independent directors of G REIT) are also entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. However, based on the estimated liquidating distributions of $10.23 per unit as of December 31, 2008, we do not anticipate that any additional milestone payments will be made to the Trustees as we do not anticipate making aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. As of April 15, 2009, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.

Real Estate Commissions

In August 2006, Jeffrey T. Hanson was appointed to serve as a member of the then Board of Managers and the Managing Director-Real Estate of our advisor and the President and Chief Executive Officer of Realty. Prior to his employment with our advisor and Realty, Mr. Hanson was employed with Grubb & Ellis Co. In connection with his previous employment with Grubb & Ellis Co., and subsequent to his employment with our advisor and Realty, Mr. Hanson has been paid real estate commissions of approximately $309,000 relating to transactions involving properties sold by G REIT. We paid Mr. Hanson no real estate commissions during the period from January 28, 2008 through December 31, 2008.

Related Party Accounts Receivable/Payable

Related party accounts receivable consists primarily of amounts due to us from our advisor and affiliates. Related party accounts payable consists primarily of amounts due from us to our advisor and affiliates.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

11.	Commitments and Contingencies

Operating Leases

The Sutter Square Galleria property is subject to a ground lease expiring in 2040 with one ten-year option period thereafter. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement. The aggregate ground lease rent for the period from January 28, 2008 through December 31, 2008 was $111,000.

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

Litigation

Neither we nor any of our properties are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or any of our properties which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations. We are a party to litigation arising in the ordinary course of business, none of which if determined

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

unfavorably to us, individually or in the aggregate, is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

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

Unconsolidated Debt

Total mortgage debt of our unconsolidated property, Congress Center located in Chicago, Illinois, or the Congress Center property, was $94,839,000 as of December 31, 2008. Our pro rata share of the unconsolidated debt, based on our ownership percentage, was $28,452,000 as of December 31, 2008.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of its intent to exercise its option to terminate its lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender under our mortgage debt, the lender was entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the co-owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender was entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our advisor or its affiliates or NNN 2002 Value Fund, LLC, or our affiliate co-owner, will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. G REIT, along with T REIT Liquidating Trust (successor of T REIT, Inc.) and our affiliate co-owner paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2008, G REIT had advanced $273,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with T REIT Liquidating Trust (successor of T REIT, Inc.) and our affiliate co-owner, will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Realty has begun marketing efforts to re-lease the space as a result of the lease termination on January 1, 2008; however, the failure to replace this tenant may reduce or delay our liquidating distributions to our beneficiaries.

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2008, the Congress Center property was in compliance with all such covenants.

Other

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position and results of operations.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

12.	Subsequent Event

On April 6, 2009, pursuant to the Western Place I & II loan agreement between Wachovia Bank, G REIT- Western Place, LP and the other tenant in common (TIC) investors, we paid Wachovia an amount of $24,668,000, representing all outstanding principal and interest due and payable under the loan. This amount represented our pro rata share of $19,364,000, as well as an advance of the other TIC investors’ combined pro rata share of $5,304,000. Pursuant to Western Place I & II’s TIC agreement, to which we and the other TIC investors are parties to, we will receive interest equal to 10.0% per annum on the amount advanced.

G REIT LIQUIDATING TRUST

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

				Gross Amounts at Which Carried at Close of Period
		Initial Costs to Company					Net				Maximum Life on Which
			Buildings and		Buildings and	Accumulated	Liquidation		Date	Date	Depreciation in Latest
	Encumbrance	Land	Improvements	Land	Improvements	Depreciation(1)	Adjustment(2)	Total	Constructed	Acquired	Income Statement is Computed(1)

Sutter Square Galleria (Office), Sacramento, CA	$—	$—	$8,414,000	$—	$8,562,000	$(581,000)	$—	$7,981,000	1987	October 28, 2003	39 years
Western Place I & II (Office), Fort Worth, TX	24,000,000	2,397,000	27,652,000	2,397,000	32,161,000	(1,517,000)	—	33,041,000	1980	July 23, 2004	39 years
Pacific Place (Office), Dallas, TX	—	1,230,000	24,646,000	1,230,000	26,539,000	(1,372,000)	—	26,397,000	1982	May 26, 2004	39 years
Net Liquidation Adjustment(2)	(5,160,000)	—	—	—	—	—	(27,617,000)	(27,617,000)

Total	$18,840,000	$3,627,000	$60,712,000	$3,627,000	$67,262,000	$(3,470,000)	$(27,617,000)	$39,802,000

The changes in total real estate for the period from January 28, 2008 to December 31, 2008 are as follows:

Period from
January 28, 2008 to
December 31, 2008

Real estate investments contributed to G REIT Liquidating Trust on January 28, 2008 (liquidation basis)	$71,016,000
Capital expenditures	958,000
Liquidation adjustment, net(3)	(18,188,000)
Disposals	(13,984,000)

Balance as of December 31, 2008 (liquidation basis)	$39,802,000

(1)	Depreciation expense has not been recorded subsequent to December 31, 2005 as a result of the adoption of the plan of liquidation, because all assets are considered held for sale.

(2)	Under the liquidation basis of accounting, our real estate investments are carried at their estimated fair values. The net liquidation adjustment is the cumulative net liquidation adjustment that we and G REIT have made to the carrying value of our remaining real estate investments since we adopted the liquidation basis of accounting as of December 31, 2005.

(3)	Represents the net liquidation adjustment we made to the carrying value of our remaining real estate investments during the period from January 28, 2008 to December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G REIT LIQUIDATING TRUST (Registrant)

By	/s/ Gary T. Wescombe Gary T. Wescombe	Chairman of the Trustees

Date	April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gary T. Wescombe Gary T. Wescombe	Chairman of the Trustees

Date	April 15, 2009

By	/s/ Gary H. Hunt Gary H. Hunt	Trustee

Date	April 15, 2009

By	/s/ W. Brand Inlow W. Brand Inlow	Trustee

Date	April 15, 2009

By	/s/ Edward A. Johnson Edward A. Johnson	Trustee

Date	April 15, 2009

By	/s/ D. Fleet Wallace D. Fleet Wallace	Trustee

Date	April 15, 2009

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period from January 28, 2008 through December 31, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit

2.1	G REIT, Inc. Plan of Liquidation and Dissolution, as approved by stockholders on February 27, 2006 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on January 13, 2006 and incorporated herein by reference)

10.1	Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed January 9, 2002 (File No. 333-76498) and incorporated herein by reference)

10.2	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed December 18, 2002 (File No. 333-76498) and incorporated herein by reference)

10.3	Liquidating Trust Agreement, dated as of January 22, 2008, by and between G REIT, Inc. and Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, the Trustees (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 28, 2008 and incorporated herein by reference)

10.4	Loan Agreement between NNN Western Place, LLC, NNN Western Place 1, LLC, NNN Western Place 2, LLC, NNN Western Place 3, LLC, NNN Western Place 4, LLC, NNN Western Place 5, LLC, NNN Western Place 6, LLC, NNN Western Place 7, LLC, GREIT-Western Place, LP and Wachovia Bank, National Association, dated February 15, 2008 and effective February 26, 2008 (included as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 24, 2008 and incorporated herein by reference)

10.5	Promissory Note by NNN Western Place, LLC, NNN Western Place 1, LLC, NNN Western Place 2, LLC, NNN Western Place 3, LLC, NNN Western Place 4, LLC, NNN Western Place 5, LLC, NNN Western Place 6, LLC, NNN Western Place 7, LLC and GREIT-Western Place, LP in favor of Wachovia Bank, National Association, dated February 15, 2008 and effective February 26, 2008 (included as Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 24, 2008 and incorporated herein by reference)

10.6	Deed of Trust, Assignment, Security Agreement and Fixture Filing by NNN Western Place, LLC, NNN Western Place 1, LLC, NNN Western Place 2, LLC, NNN Western Place 3, LLC, NNN Western Place 4, LLC, NNN Western Place 5, LLC, NNN Western Place 6, LLC, NNN Western Place 7, LLC and GREIT-Western Place, LP in favor of Wachovia Bank, National Association, dated February 15, 2008 and effective February 26, 2008 (included as Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 24, 2008 and incorporated herein by reference)

10.7	Repayment Guaranty by Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, as Trustees of the G REIT Liquidating Trust in favor of Wachovia Bank, National Association, dated February 15, 2008 and effective February 26, 2008 (included as Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 24, 2008 and incorporated herein by reference)

Exhibit
Number		Exhibit

10.8		Environmental Indemnity Agreement by NNN Western Place, LLC, NNN Western Place 1, LLC, NNN Western Place 2, LLC, NNN Western Place 3, LLC, NNN Western Place 4, LLC, NNN Western Place 5, LLC, NNN Western Place 6, LLC, NNN Western Place 7, LLC, GREIT-Western Place, LP, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, as Trustees of the G REIT Liquidating Trust, and NNN Realty Advisors, Inc. in favor of Wachovia Bank, National Association, dated February 15, 2008 and effective February 26, 2008 (included as Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 24, 2008 and incorporated herein by reference)

10.9		ISDA Agreement by and between Wachovia Bank, National Association and NNN Western Place, LLC, NNN Western Place 1, LLC, NNN Western Place 2, LLC, NNN Western Place 3, LLC, NNN Western Place 4, LLC, NNN Western Place 5, LLC, NNN Western Place 6, LLC, NNN Western Place 7, LLC and GREIT-Western Place, LP, dated January 8, 2008, as amended February 26, 2008 (included as Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 24, 2008 and incorporated herein by reference)

21	.1*	Subsidiaries of G REIT Liquidating Trust

31	.1*	Certification of Trustee, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification of Trustee, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith