Form 10-K
period 2009-12-31
G REIT Liquidating Trust
filed 2010-03-29
CIK 1164246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-50261*
G REIT LIQUIDATING TRUST
(Exact name of registrant as specified in its charter)

Maryland	26-6199755
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1551 N. Tustin Avenue, Suite 300,
Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (714) 667-8252
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009. Not applicable.
As of March 29, 2010, there were 43,920,000 units of beneficial interest in G REIT Liquidating Trust outstanding.
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
Overview
We were organized on January 22, 2008, as a liquidating trust pursuant to a plan of liquidation of G REIT, Inc., or G REIT. On January 28, 2008, in accordance with the Agreement and Declaration of Trust, or the Liquidating Trust Agreement, by and between G REIT and each of its directors, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, or our Trustees, G REIT transferred its then remaining assets and liabilities to us. Upon the transfer of the assets and liabilities to us, each stockholder of G REIT as of January 22, 2008, or the Record Date, automatically became the holder of one unit of beneficial interest, or a unit, in G REIT Liquidating Trust for each share of G REIT common stock then currently held of record by such stockholder. Our purpose is to wind up the affairs of G REIT by liquidating the remaining assets, distributing the proceeds from the liquidation of the remaining assets to the holders of units, each a beneficiary and, collectively, the beneficiaries, and paying all liabilities, costs and expenses of G REIT and G REIT Liquidating Trust.
G REIT was incorporated on December 18, 2001, under the laws of the Commonwealth of Virginia and qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. On September 27, 2004, G REIT was reincorporated in the State of Maryland in accordance with the approval of its stockholders at its 2004 Annual Meeting of Stockholders. G REIT was originally formed to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. G REIT was formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. In 2005, as a result of: (i) then current market conditions; (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act); and (iii) the possible need to reduce monthly distributions, the G REIT board of directors determined that a liquidation would provide G REIT’s stockholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered.
As described below, on February 27, 2006, G REIT’s stockholders approved a plan of liquidation and the eventual dissolution of G REIT. Accordingly, we are engaged in an ongoing liquidation of our assets. As of December 31, 2009, we owned interests in four properties aggregating a total gross leaseable area, or GLA, of approximately 1.3 million square feet, comprised of interests in three consolidated office properties, or the consolidated properties, and one unconsolidated office property, or the unconsolidated property. We refer to these assets collectively as the “remaining assets” or the “properties”. As of December 31, 2009, approximately 52.9% of the total GLA of our consolidated properties was leased and governmental related entities occupied approximately 28.1% of the total consolidated GLA. On January 28, 2008, G REIT transferred all of its interests to us pursuant to the Liquidating Trust Agreement. For more information relating to the consolidated and unconsolidated properties, see Item 2. Properties.
Liquidation of G REIT, Inc.
On December 19, 2005, the board of directors of G REIT approved a plan of liquidation which was thereafter approved by stockholders of G REIT at the Special Meeting of Stockholders held on February 27, 2006. The G REIT plan of liquidation, or the plan of liquidation, contemplates the orderly sale of all of G REIT’s assets, the payment of its liabilities, the winding up of operations and the dissolution of G REIT. G REIT engaged an independent third party to perform financial advisory services in connection with the plan of liquidation, including rendering opinions as to whether G REIT’s net real estate liquidation value range estimate and estimated per share distribution range were reasonable. In December 2005, the independent third party opined that G REIT’s net real estate liquidation value range estimate and estimated per share distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated by G REIT.

The plan of liquidation granted G REIT’s board of directors the power to sell any and all of the assets without further approval by its stockholders and provided that liquidating distributions be made to its stockholders as determined by G REIT’s board of directors. The plan of liquidation also provided for the transfer of G REIT’s remaining assets and liabilities to a liquidating trust if G REIT was unable to sell its assets and pay its liabilities within 24 months of its stockholders’ approval of the plan of liquidation (which was February 27, 2008). On October 29, 2007, G REIT’s board of directors approved the transfer of G REIT’s assets and liabilities to G REIT Liquidating Trust.
On January 22, 2008, G REIT and our Trustees, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, the independent directors of G REIT, entered into the Liquidating Trust Agreement in connection with our formation. Gary T. Wescombe, the chairman of the G REIT board of directors was appointed the chairman of the Trustees. On January 28, 2008, G REIT transferred its remaining assets to, and its remaining liabilities were assumed by, us in accordance with the plan of liquidation and the Liquidating Trust Agreement. In connection with the transfer of assets to, and assumption of liabilities by us, the stock transfer books of G REIT were closed as of the close of business on the Record Date and each share of G REIT’s common stock outstanding on the Record Date was converted automatically into a unit of beneficial interest. Following the conversion of shares to units, all outstanding shares of G REIT’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Stockholders of G REIT on the Record Date were not required to take any action to receive their units. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of G REIT’s common stock. On January 28, 2008, G REIT filed a Form 15 with the United States Securities and Exchange Commission, or the SEC, to terminate the registration of G REIT’s common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and G REIT announced that it would cease filing reports under the Exchange Act. Our Trustees issue to beneficiaries and file with the SEC Annual Reports on Form 10-K and Current Reports on Form 8-K upon the occurrence of a material event relating to us.
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
Our existence will terminate upon the earliest of (i) the distribution of all of our remaining assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to us, or January 28, 2011. Our existence may, however, be extended beyond the three-year term if our Trustees then determine that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustees have requested and received certain no-action assurances from the Staff of the SEC. Although we can provide no assurances, we currently expect to sell our remaining assets by December 31, 2010 and anticipate completing the plan of liquidation by March 31, 2011.
In accordance with the plan of liquidation, we continue to actively manage our remaining assets to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. We continually evaluate our properties and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Under the plan of liquidation, we will not acquire any new properties, and are focused on liquidating our remaining assets.

Our Advisor
Based on the adoption of the plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of an expired advisory agreement, or the Advisory Agreement, between G REIT and our Advisor. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our Advisor is a Virginia limited liability company that was formed in April 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets. Our Advisor advises us, as well as certain other entities, which have an ownership interest in our remaining assets, with respect to the management and potential disposition of our remaining assets.
Current Investment Objectives and Policies
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
In accordance with the plan of liquidation, we currently consider various factors when evaluating potential property dispositions. These factors include, without limitation, (i) the ability to sell our remaining assets at the highest possible price in order to maximize the return to our beneficiaries; and (ii) the ability of prospective buyers to finance the acquisition of our assets. Until we successfully sell our remaining assets, our primary operating strategy is to enhance the performance and value of the properties through strategies designed to address the needs of current and prospective tenants. These strategies include:
•	managing costs and seeking to minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities;
•	improving rental income and cash flow by aggressively marketing rentable space and raising rents when feasible and extending and renewing existing leases; and
•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns.
As of March 29, 2010, we owned three consolidated properties and a 30.0% interest in one unconsolidated property. Two of the consolidated properties are located in Texas and one is located in California. As of December 31, 2009, approximately 52.9% of the total GLA of our consolidated properties was leased and governmental related entities occupied approximately 28.1% of the total consolidated GLA. Our 30.0% interest in the one unconsolidated property, which is located in Illinois, has an aggregate GLA of approximately 520,000 square feet. Most of our leases are “gross” leases with terms of five years or more, usually providing for a base minimum annual rent with periodic increases. Our gross leases typically require that we pay all or a majority of the operating expenses, including real estate taxes, special assessments, utilities, insurance and building repairs related to the property. In addition, most of our government tenant leases may permit tenants to terminate under certain circumstances, including, for example, in the event of their failure to obtain financial appropriations or in the event of the termination or non-renewal of a material contract.
Liquidation Update
We did not sell any properties during the year ended December 31, 2009, as it was not in the best interest of our beneficiaries given the weakened commercial real estate and credit markets. We are focused on improving rental income and cash flow by aggressively marketing rentable space and extending and renewing existing leases for all our properties. Active marketing efforts continue, and we currently expect to sell our remaining assets by December 31, 2010 and anticipate completing our liquidation by March 31, 2011.
On March 26, 2010, we entered into a purchase and sale agreement with an unaffiliated third party for the sale of one of our consolidated properties, the Pacific Place property located in Dallas, Texas, for a sale price of $5,300,000. The closing is expected to occur in the second quarter of 2010; however, no assurance can be provided that we will be able to sell the property in the anticipated timeframe, or at all.

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
Tax Treatment
We have issued an annual information statement to our beneficiaries with tax information for their tax returns for the year ended December 31, 2009, and for the period from January 28, 2008 through December 31, 2008. Beneficiaries are urged to consult with their tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.
Reports to Beneficiaries
Our Trustees issue annual reports to the beneficiaries showing our assets and liabilities at the end of each fiscal year and our receipts and disbursements for the period. The annual reports will also describe changes in our assets during the reporting period and the actions taken by our Trustees during the period. Our Trustees file with the SEC (i) Annual Reports on Form 10-K and (ii) Current Reports on Form 8-K upon the occurrence of a material event relating to us.
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
Distributions
For the year ended December 31, 2009, we paid approximately $4,612,000, or $0.11 per unit, in distributions to our beneficiaries. We estimate that we will pay future aggregate cash distributions of approximately $40,509,000 or $0.92 per unit, based upon estimated net proceeds from the sale of our remaining assets, the estimated timing of such sales, amounts required to settle known liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities, and other considerations. Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from our estimate.
As of March 29, 2010, we estimate that the aggregate net proceeds from our liquidation will be approximately $433,732,000 (of which approximately $393,223,000 has already been paid, which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $9.88 per unit in aggregate liquidating distributions (of which $8.95 per unit has already been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us).
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

As of March 29, 2010, we hold interests in properties located in Texas, California and Illinois. Other entities managed by our Advisor and its affiliates also own property interests in some of the same regions in which we own property interests and such properties are managed by an affiliate of our Advisor. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by our Advisor or its affiliates. Our Advisor and its affiliates have interests that may vary from those we may have in such geographic markets.
Government Regulations
Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.
Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, our properties have not been audited, nor have investigations of our properties been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate the properties. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions could be adversely affected.
Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on the properties could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of the properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.
Use of Hazardous Substances by Some of Our Tenants. Some of our tenants may handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with our properties.
Other Federal, State and Local Regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that the properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our beneficiaries. We believe, based in part on engineering reports which we generally obtain at the time we acquired our properties, that our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.

Property Sales
We did not sell any properties in the year ended December 31, 2009, as it was not in the best interest of our beneficiaries given the weakened commercial real estate and credit markets.
On March 12, 2008, we sold Pax River Office Park, located in Lexington, Maryland, to Hampshire Global Partners, LLC, an unaffiliated third party, for a sales price of $14,475,000. Our net cash proceeds from the sale were $13,984,000 after payment of closing costs and other transaction expenses. A sales commission of $253,000, or 1.7% of the sales price, was paid to an unaffiliated broker.
Employees
We have no employees. Substantially all of our work is performed by employees of our Advisor and its affiliates.
Financial Information About Industry Segments
We internally evaluate all of our properties as one industry segment, and, accordingly, we do not report segment information.
Item 1A.  Risk Factors.
Risks Associated with Our Liquidation
If we are unable to find buyers for properties at our expected sales prices, our liquidating distributions to our beneficiaries may be delayed or reduced.
As of March 29, 2010, only one of our four properties is subject to a binding sales agreement providing for its disposition. In calculating the estimated range of liquidating distributions to our beneficiaries, we assumed that we would be able to find buyers for our properties at an amount based on our best estimate of market value for each property. However, we may have overestimated the sales price that we will ultimately be able to obtain for these assets. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating distributions to our beneficiaries would be delayed and/or reduced. Furthermore, the projected amount of liquidating distributions to our beneficiaries are based upon the appraisal of our properties, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from Congress Center, located in Chicago, Illinois, or the Congress Center property, may also be affected by the terms of prepayment or assumption costs associated with debt encumbering the property. In addition, co-ownership matters, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net liquidation proceeds from the assets.
We may be unable to sell our jointly held property interests at our expected value.
In order to realize a return on our investments, we presently intend to sell our jointly held property interests. However, we may not be able to find purchasers for such interests due to market conditions or we may be unable to receive our expected value for our jointly held property interests because we hold only a minority interest in the underlying property. As a result, we may be forced to attempt to sell our jointly held properties at a time or at a value which is unfavorable to us which would decrease the potential return to our beneficiaries. Because of the nature of joint ownership of such properties, we may need to agree with our co-owners on the terms of a sale of our jointly held properties before such sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms. If the parties are unable to agree, the matter could ultimately go before a court of law, and a judicial partition could be sought. A failure to reach agreement with these parties regarding the sales terms of our jointly held property interests may delay or reduce our liquidating distributions therefrom.

We may delay or reduce our estimated liquidating distributions.
As of March 29, 2010, we estimate that our net proceeds from liquidation will be approximately $433,732,000 (of which approximately $393,223,000 has already been paid, which includes $382,700,000 paid to G REIT shareholders prior to the transfer of G REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $9.88 per unit in liquidating distributions (of which $8.95 per share has already been paid, which includes $8.70 per share paid to G REIT shareholders prior to the transfer of G REIT’s assets and liabilities to us). However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our beneficiaries may be more or less than we currently estimate. In addition, the liquidating distributions may be paid later than we predict.
Our co-ownership arrangements with affiliated entities of our Advisor may not reflect solely our beneficiaries’ best interest and may subject these investments to increased risks.
We acquired our interests in the Congress Center property and Western Place I & II, located in Fort Worth, Texas, or the Western Place property, through co-ownership arrangements with affiliates of our Advisor. Each co-owner is required to approve all sales, refinancings, leases and lease amendments. These acquisitions were financed, in part, by loans under which we may have been or are jointly and severally liable for the entire loan amount along with the other co-owner(s). As of December 31, 2009, only the Congress Center property has outstanding mortgage loans. The terms of these co-ownership arrangements may be more favorable to the co-owner(s) than to our beneficiaries. In addition, investing in properties through co-ownership arrangements subjects those investments to risks not present in a wholly owned property, including, among others, the following:
•	the risk that the co-owner(s) in the investment might become bankrupt;
•	the risk that the co-owner(s) may at any time have economic or business interests or goals which are inconsistent with our business interests or goals;
•	the risk that the co-owner(s) on the Congress Center property may not be able to make required payments on loans under which we are jointly and severally liable;
•	the risk that all the co-owners may not approve refinancings, leases and lease amendments requiring unanimous consent of co-owners that would have adverse consequences for beneficiaries; or
•	the risk that the co-owner(s) may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as disapproving the sale of the property.
Actions by co-owner(s) requiring unanimous consent of co-owners might have the result of blocking actions that are in our best interest subjecting the applicable property to liabilities in excess of those otherwise contemplated and may have the effect of reducing our cash available for distribution to our beneficiaries. It also may be difficult for us to sell our interest in any co-ownership arrangement at the time we deem best for our beneficiaries.
The downturn in the credit markets may increase the cost of borrowing, and may make it difficult for prospective buyers of the properties to obtain financing, which would have a material adverse effect on our liquidation.
Ongoing turmoil in the financial markets has had an adverse impact on the credit markets and, as a result, the availability of credit has become more expensive and difficult to obtain. Most lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on prospective buyers of our properties resulting from, but not limited to, an inability to assume the current loans on the Congress Center property which mature on October 1, 2014 and /or otherwise finance the acquisition of our properties on favorable terms, if at all, due to increased financing costs, stricter loan-to-value ratios requiring significantly higher cash down payments upon purchase or financing with increasingly restrictive covenants.

The negative impact of the adverse changes in the credit markets on the real estate sector generally or on prospective buyers’ inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our liquidation.
Our ability to dispose of our properties and our ability to pay distributions to our beneficiaries are subject to general economic and regulatory factors we cannot control or predict.
Our liquidation is subject to the risks of a national economic slowdown or disruption, other changes in national, regional or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from our properties, which would have a materially adverse effect on our ability to dispose of them, and subsequently our ability to pay distributions to our beneficiaries:
•	poor economic times may result in defaults by tenants at our properties. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;
•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;
•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels;
•	changes in interest rates and availability of debt financing could render the sale of our properties difficult or unattractive;
•	periods of high interest rates may reduce cash flow from leveraged property;
•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns; and
•	inability to increase or maintain the current occupancy rates and/or further deterioration of property values may prevent prospective buyers from obtaining financing for the acquisition of our properties due to stricter loan-to-value ratios, which would increase the amount of cash needed to purchase the property.
If any of the parties to a future sale agreement default thereunder, or if a sale does not otherwise close, our liquidating distributions to our beneficiaries may be delayed or reduced.
The consummation of any future potential sales transaction is subject to the satisfaction of applicable closing conditions. If the transaction contemplated by the future sale agreement does not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the asset, which we may be unable to do promptly or at a price or on terms that are as favorable as the failed transaction. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the applicable asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions to our beneficiaries would be delayed and/or reduced.

Further decreases in property values may reduce the amount that we receive upon the sale of our properties.
The underlying value of our properties may be reduced by a number of factors that are beyond our control, including, without limitation, the following:
•	further adverse changes in economic conditions;
•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;
•	terminations and/or less favorable renewals of leases by our tenants;
•	competition; and
•	changes in real estate tax rates and other operating expenses.
Any further reduction in the value of our properties would make it more difficult for us to sell the asset for the amount that we have estimated. Reductions in the amount that we receive when we sell our interest in the properties could decrease or delay the payment of liquidating distributions to beneficiaries.
If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions to our beneficiaries may be delayed and/or reduced.
In calculating our estimated liquidating distributions to our beneficiaries, we assumed that we would maintain the occupancy rates of currently leased space, that we would be able to rent certain currently available space at market rents and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the resale value of our properties, which would hinder our ability to sell the properties and reduce our liquidating distributions to our beneficiaries. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions to our beneficiaries will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us, which could decrease or delay the payment of liquidating distributions to our beneficiaries.
If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our beneficiaries may be delayed and/or reduced.
Before making the final liquidating distribution to our beneficiaries, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, and all other costs and all valid claims of our creditors. Our Trustees may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our Trustees may also decide to establish a reserve fund to pay these contingent claims. The total amount of transaction costs in the liquidation is not yet final, and, therefore we have used estimates of these costs in calculating the amounts of our projected liquidating distributions to our beneficiaries. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation value may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions to our beneficiaries may be delayed and/or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our beneficiaries may be delayed and/or reduced.
If we are not able to sell our properties in a timely manner, we may experience severe liquidity problems, may not be able to meet our obligations to our creditors and ultimately may become subject to bankruptcy proceedings.
In the event we are not able to sell our properties within a reasonable period of time and for a reasonable amount, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations to our creditors in a timely manner. If we cannot meet our obligations to our creditors in a timely manner, we may ultimately become subject to bankruptcy proceedings.

We may be unable to secure funds for future capital improvements, which could adversely impact our ability to attract or retain tenants, and subsequently pay liquidating distributions to our beneficiaries.
In order to attract and retain tenants, our properties may be required to expend funds for capital improvements. In addition, they may require substantial funds for renovations in order to be sold, upgraded or repositioned in the market. If the property has insufficient capital reserves, it will have to obtain financing from other sources. Our properties have established capital reserves in an amount they believe is necessary, in their discretion. A lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet the property’s cash needs, the property may have to obtain financing from either affiliated or unaffiliated sources to fund cash requirements. We cannot assure our beneficiaries that sufficient financing will be available to the properties or, if available, will be available to it on economically feasible terms or on terms that would be considered acceptable. Moreover, certain reserves required by a lender may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital improvements at the properties will increase interest expense, which could have a negative impact on the proceeds we receive from the sale of the property, and therefore our ability to pay liquidating distributions to our beneficiaries may be adversely affected.
Our properties are subject to property taxes that may increase in the future, which could adversely affect our ability to sell our properties and to subsequently pay liquidating distributions to our beneficiaries.
Our properties are subject to property taxes that may increase as tax rates change and they are reassessed by taxing authorities. If property taxes increase, our ability to sell our properties and subsequently pay liquidating distributions to our beneficiaries could be adversely affected.
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
We may not be able to receive No-Action Relief from the Staff of the SEC, which could prevent us from maximizing the return to our beneficiaries.
Without No-Action Relief from the Staff of the SEC, under the terms of our Liquidating Trust Agreement, our Trustees do not have the authority to extend the term of our trust beyond our current expiration date of January 28, 2011, see Part I. Item 1. Liquidation of G REIT, Inc. If our Trustees cannot extend the term of our trust, we may be required to dispose of our remaining assets prior to that date and at prices that will not allow us to maximize the return to our beneficiaries.
If we are unable to obtain No-Acton Relief from the Staff of the SEC and are unable to sell our remaining assets, we may have to comply fully with the reporting requirements of the Exchange Act which could deplete our remaining assets.
If the term of our trust expires prior to our being able to dispose of our remaining assets, we may nonetheless have an obligation to comply fully with the Exchange Act’s reporting requirements, including the filing of Annual Reports on Form 10-K with audited financial statements and Quarterly Reports on Form 10-Q. The cost associated with the auditing of annual financial statements and preparing and filing quarterly reports would significantly decrease the proceeds available for distributions to holders of beneficial interests.
If we are not able to receive No-Action Relief from the Staff of the SEC but continue to have beneficiaries, the cost of compliance with the Exchange Act could decrease the proceeds available to our beneficiaries.
It is possible that the Liquidating Trust Agreement could be amended to allow for an extension of the term of our trust beyond January 28, 2011 if we obtain the approval of our beneficiaries. Obtaining such approval would be costly, would require the preparation of a proxy statement that may require audited financial statements and could deplete our remaining assets and there is no guarantee that the beneficiaries would approve such an amendment or extension. Even if the beneficiaries approved such an amendment and extension, without No-Action Relief from the Staff of the SEC, we would thereafter have to comply fully with the Exchange Act, including the filing of Annual Reports on Form 10-K with audited financial statements and Quarterly Reports on Form 10-Q. The cost associated with the auditing of annual financial statements and preparing and filing quarterly reports would significantly decrease the proceeds available for distributions to our beneficiaries.
Our Trustees may amend the plan of liquidation without further beneficiary approval.
Our Trustees may amend the plan of liquidation without further approval from our beneficiaries, to the extent permitted by Maryland law. Thus, to the extent that Maryland law permits us to so do, we may decide to conduct the liquidation differently than previously disclosed to beneficiaries.

We have the authority to sell our remaining assets under terms less favorable than those assumed for the purpose of estimating our net liquidation value range.
We have the authority to sell our remaining assets on such terms and to such parties as we determine, in our Trustees’ sole discretion. Our beneficiaries will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales. Accordingly, our beneficiaries must rely solely on our judgment with respect to the sale process and our judgment may not always be the best judgment when evaluating in hindsight.
The plan of liquidation may lead to litigation which could result in substantial costs and distract our Trustees.
Historically, extraordinary corporate actions by a company, such as the plan of liquidation, may sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the plan of liquidation. As of March 29, 2010, no such lawsuits relative to the plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Trustees’ attention from executing the plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages; however, they may be significant and may reduce our cash available for distribution to our beneficiaries.
Our Advisor has conflicts of interest that differ from our beneficiaries’ interests as a result of the liquidation.
Our Advisor has interests in the liquidation that are different from our beneficiaries’ interests as a beneficiary. Our Trustees are aware of these actual and potential conflicts of interest, some of which are summarized below.
•	Our Advisor or its affiliates receive compensation under the Advisory Agreement, including fees for disposing of our interests in our properties. Our Advisor has engaged its affiliate, Triple Net Properties Realty, Inc., or Realty, to provide various services to us in connection with our properties, including disposing of our remaining assets. In accordance with the plan of liquidation, our Advisor or Realty will be paid to liquidate our remaining assets pursuant to the Advisory Agreement. Based on the estimated sales prices of our remaining assets as of December 31, 2009, we estimate that we will pay fees to Realty or its affiliates approximately $868,000 for disposing of our remaining assets during liquidation. Our Advisor or Realty also have agreements with certain affiliated co-owners of our properties, pursuant to which our Advisor will also receive fees for the disposition of the affiliated co-owners’ interests in the properties. Based on our estimated sales prices as of December 31, 2009, we estimate that the total fees that will be received by our Advisor or Realty from the affiliated co-owners will be approximately $1,111,000, which includes the fees to be received by our Advisor under the Advisory Agreement. Moreover, if we sell one or more of our remaining assets to one of our affiliates or an affiliate of our Advisor, our Advisor and Realty may receive additional fees from the purchaser of the property.
•	Our Advisor owns 23,138 units, and, therefore, in accordance with the plan of liquidation, based on the net assets in liquidation as of December 31, 2009, plus liquidating distributions to our beneficiaries through December 31, 2009, will be entitled to receive approximately $228,000 in liquidating distributions. These estimates include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.
•	Our former Executive Vice President and Secretary, who is also an executive officer of our Advisor, owns a total of 20,000 units, and, therefore, in accordance with the plan of liquidation, based on the net assets in liquidation as of December 31, 2009, plus liquidating distributions to our beneficiaries through December 31, 2009, will be entitled to receive approximately $198,000 in liquidating distributions. These estimates include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.

•	Our Trustees own a total of 45,000 units in the aggregate and, therefore, in accordance with the plan of liquidation, based on the net assets in liquidation as of December 31, 2009, plus liquidating distributions to our beneficiaries through December 31, 2009, will be entitled to receive approximately $444,000 in liquidating distributions. These estimates include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.
•	As of March 29, 2010, based upon the satisfaction of performance milestones to date, each of our Trustees has received milestone payments of $50,000 from G REIT and/or G REIT Liquidating Trust. Under the plan of liquidation, G REIT’s independent directors were entitled to receive certain milestone payments of $25,000 on each of December 31, 2007 and 2006 for serving as members of G REIT’s board of directors and G REIT’s special committee. Our Trustees (and previously as the independent directors of G REIT) are also entitled to receive a milestone payment of $50,000 each when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. However, based on the estimated liquidating distributions of $9.88 per unit as of December 31, 2009, we do not anticipate that any additional milestone payments will be made to the Trustees as we do not anticipate making aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries.
•	The plan of liquidation permits us to sell one or more of our remaining assets to one or more of our affiliates, but only if the transaction is approved by our Trustees. If we enter such a transaction, our Trustees will only approve the transaction if (i) they determine that the consideration to be received by us in connection with such transaction is fair to us and the transaction is in our best interests, and (ii) we have obtained an appraisal of such asset showing that the proposed sale price is within the appraiser’s range of estimated values for the asset, or we have obtained an opinion from and independent third party that the consideration to be received by us in connection with such sale is fair to us from a financial point of view. We expect that our Trustees will require that an independent third party opine to us, from a financial point of view, as to the fairness of the consideration to be received by us in such transaction or conduct an appraisal of the underlying property. In no event will our Trustees approve a transaction if we have received a higher offer for the property from a credible party whom we reasonably believe is ready, able and willing to close the transaction on the proposed terms. Additionally, if we sell one or more of our remaining assets to unaffiliated third parties or our affiliates, Realty, our Advisor, or an affiliate of our Advisor may manage one or more of such properties following their sale, which would entitle Realty, our Advisor, or an affiliate of our Advisor to receive additional fees.
•	Our Advisor is entitled to receive certain incentive distributions from net proceeds from the sale of our remaining assets after our beneficiaries have received their invested capital, plus an 8.0% return on such invested capital. After the sale of our remaining assets, and payment of, or adequate provision for, the debts and obligations, our Advisor will receive an incentive performance distribution between approximately $0 and $9,070,000. Based on the valuation of our portfolio as of December 31, 2009, we do not expect to pay and have not reserved for any incentive fee distribution to our Advisor.
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
We do not have an executed advisory agreement, and we could lose the services of our Advisor, which may increase operating expenses, and delay or reduce our liquidating distributions.
The Advisory Agreement between our Advisor and G REIT expired on July 22, 2005, and was not renewed. However, our Advisor continued to advise G REIT, and, following the transfer of assets and liabilities to us, continues to advise us on a month-to-month basis under the terms of the Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor currently manages our day-to-day business affairs and carries out the directives of our Trustees. If we are unable to continue to retain the services of our Advisor on terms as favorable as the Advisory Agreement, or at all, our operating expenses may increase. We would also incur additional transition costs if we were either to become self-managed or enter an advisory relationship with a new advisor. Additionally, if we become self-managed or engage a new advisor, we may be unable to complete the plan of liquidation in as expeditious a manner as might otherwise be the case or on terms as favorable to us as our Advisor may be able to do so, because of the loss of our Advisor’s experience and familiarity with our remaining assets and business.

If our Advisor is unable to retain key executives and employees sufficient to complete the plan of liquidation in a reasonably expeditious manner, our liquidating distributions might be delayed or reduced.
Our ability to locate qualified buyers for our remaining assets and to negotiate and complete any such sale, depends to a large extent upon the experience and abilities of our Advisor’s officers and employees, their familiarity with our remaining assets and any counter-parties to any future sale agreements and the market for our properties, as well as their ability to efficiently manage our Advisor and the professionals in the sales process. We face the risk that these individuals might resign. Our Advisor’s inability to retain these individuals could adversely affect our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our remaining assets at an expected price. Our Advisor’s officers and employees may seek other employment rather than remain with our Advisor throughout the process of liquidation. If our Advisor is unable to retain appropriate qualified key executives and employees to complete the plan of liquidation in a reasonably expeditious manner, liquidating distributions might be delayed or reduced.
Our beneficiaries may not receive any profits resulting from the sale of our remaining assets, or receive such profits in a timely manner, because we may provide financing to the purchaser of our remaining assets.
In accordance with the plan of liquidation, our beneficiaries may experience a delay before receiving their share of the net proceeds of such liquidation. In liquidation, we may sell our remaining assets either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage on our remaining assets as partial payment therefore. We do not have any limitations or restrictions on our right to take such purchase money note obligations. To the extent we receive promissory notes or other property in lieu of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. We may receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments may be spread over a number of years. In such event, our beneficiaries may experience a delay in the distribution of the net proceeds of a sale until such time as the installment payments are paid and not in default.
Beneficiaries could be liable to the extent of liquidating distributions received from us if contingent reserves are insufficient to satisfy our liabilities.
If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if the contingency reserve and the assets held by us are less than the amount ultimately found payable in respect of expenses and liabilities, each of our beneficiaries could be held liable for the payment to creditors of such beneficiary’s pro rata portion of the excess, limited to the amounts previously received by each beneficiary in distributions from us.
If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from contingency reserve and our assets, our creditors could seek an injunction to prevent us from making distributions under the plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to beneficiaries under the plan of liquidation.
We may have underestimated the amount of prepayment fees or defeasance charges on our mortgages.
In calculating our estimated fair value of the Congress Center property and, therefore, our estimated per unit distribution amount, we have assumed that any purchaser of the Congress Center property will assume the mortgage on the underlying property, which contains penalties in the event of the prepayment of that mortgage. The sale of the Congress Center property pursuant to the plan of liquidation will trigger substantial penalties unless the purchaser assumes and/or is allowed to assume the corresponding mortgage. Our Advisor may be unsuccessful in negotiating the assumption of any underlying mortgage in connection with the sale of the Congress Center property, which could negatively affect the amount of cash available for distribution to our beneficiaries under the plan of liquidation.

Our beneficiaries may recognize taxable income as a result of the transfer of GREIT’s assets and liabilities to us.
Upon the transfer of G REIT’s assets and liabilities to us on January 28, 2008, for federal income tax purposes, each beneficiary will be treated as having received a pro rata share of the assets transferred to us, less such beneficiary’s pro rata share of the liabilities assumed by us. We believe that we have qualified as a “liquidating (grantor) trust” for federal income tax purposes and will generally not be subject to federal income tax. As a result, each beneficiary will need to take into account the effect of the transfer of assets when computing his or her taxable income. In the event that we have not sold any or all of our remaining assets by March 31, 2011, or made liquidating distributions to our beneficiaries from the sale of our remaining assets, our beneficiaries may recognize taxable income as a result of the transfer of the remaining assets to us without having received any funds to pay the related federal income taxes on such taxable income. In addition, our beneficiaries may recognize additional taxable income from the eventual sale of the remaining assets to the extent the proceeds from such sale are greater than the basis in such assets, which will include the gain recognized by our beneficiaries upon conversion to the liquidating trust, offset by the depreciation of the assets so long as such assets are held by us.
The value of our portfolio may be adversely affected by the adoption of the plan of liquidation.
Based on the plan of liquidation, we are committed to winding-up our operations. This may adversely affect the value that a potential acquirer might place on us or put pressure on us to sell our remaining assets at or below the low end of the estimated range, which would reduce the amount of liquidating distributions to our beneficiaries.
Our adoption of the plan of liquidation caused our accounting basis to change, which could require us to write-down our remaining assets.
Due to the adoption of the plan of liquidation, we changed our basis of accounting from the going-concern basis to that of the liquidation basis of accounting. In order for our financial statements to be in accordance with generally accepted accounting principles in the United States of America, or GAAP, under the liquidation basis of accounting, all of our remaining assets must be stated at their estimated net realizable value and all of our liabilities must be recorded at the estimated amounts at which the liabilities are expected to be settled. Based on the most recent available information, we may make liquidating distributions to our beneficiaries that exceed the carrying amount of our net assets. However, we cannot assure our beneficiaries what the ultimate amounts of such liquidating distributions will be. Therefore, there is a risk that the liquidation basis of accounting may entail write-downs of certain of our remaining assets to values substantially less than their respective carrying amounts, and may require that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation. A write-down in our remaining assets could make it more difficult to negotiate amendments to our debt instruments or result in defaults under any debt instruments that we may enter. In addition, write-downs in our remaining assets could reduce the price that a third party would be willing to pay to acquire our remaining assets.
We may incur increasingly significant costs in connection with Sarbanes-Oxley compliance and we may become subject to liability for any failure to comply.
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of corporate governance, reporting and disclosure practices which are required of us. We expect that our efforts to continue to comply with the Sarbanes-Oxley Act and applicable laws and regulations will continue to involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risks of liability and potential sanctions.
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

Other Risks of Our Business
Due to the risks involved in the ownership of real estate, there is no guarantee of any return on our beneficiaries’ investments and our beneficiaries may lose some or all of their investments.
By owning units of beneficial interest, our beneficiaries are subject to the risks associated with owning real estate. Ownership of real estate is subject to significant risks. The performance of our beneficiaries’ investment in us is subject to risks related to the ownership and operation of real estate, including, without limitation, the following:
•	changes in the general economic climate;
•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;
•	changes in interest rates and the availability of financing; and
•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
If any of our properties further decrease in value, the value of our beneficiaries’ investment will likewise decrease and our beneficiaries could lose some or all of their investment.
If our unconsolidated property is unable to generate sufficient funds to pay its expenses, liabilities or distributions, our liquidating distributions to our beneficiaries may be reduced and/or delayed.
If the Congress Center property, of which we own 30.0%, is unable to generate sufficient funds to pay its expenses, liabilities or distributions, the Congress Center property may need to borrow funds from affiliates or third parties to pay such expenses, liabilities or distributions and incur an interest expense. The payment of interest expense may reduce the amount available for distributions to us which may then reduce or delay the timing of our liquidating distributions to our beneficiaries since the Congress Center property is our one remaining unconsolidated property and source of revenue.
Our properties face significant competition.
We face significant competition from other owners, operators and developers of office properties. Our properties face competition from similar properties owned by others in the same markets. Such competition may affect our Advisor’s ability to attract and retain tenants and may reduce the rents our Advisor is able to charge. These competing properties may have vacancy rates higher than our properties, which may cause their owners to rent space at lower rental rates than those charged by our Advisor or to provide greater tenant improvement allowances or other leasing concessions than provided to tenants at our properties. As a result, our Advisor may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or our Advisor may not be able to timely lease the space, all of which would adversely impact our liquidity and net assets in liquidation, which could reduce distributions to our beneficiaries. If we attempt to dispose of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the sale or result in us not being able to dispose of the property due to the lack of an acceptable return.

We depend upon our tenants to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for distribution to our beneficiaries.
Our investment in office properties is subject to varying degrees of risk that generally arise from the ownership of real estate. The value of our properties and the ability to make distributions to our beneficiaries depends upon the ability of the tenants at our properties to generate enough income in excess of applicable operating expenses to make their lease payments to us. Changes beyond our control may adversely affect the tenants’ ability to make their lease payments to us and, in such event, would substantially reduce both our income from operations and our ability to make distributions to our beneficiaries. These changes include, among others, the following:
•	downturns in national, regional or local economic conditions where our property is located, which generally will negatively impact the demand for office space and rental rates;
•	changes in local market conditions such as an oversupply of office properties, including space available by sublease, or a reduction in demand for the lease of office properties, making it more difficult for us to lease space at attractive rental rates or at all;
•	competition from other available office properties owned by others, which could cause us to lose current or prospective tenants or cause us to reduce rental rates to competitive levels;
•	our ability to pay for adequate maintenance, insurance, utility, security and other operating costs, including real estate taxes and debt service payments, that are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a property; and
•	changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.
Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations to us, or an early termination of a lease as a result of a tenant default or otherwise could, depending upon the size of the leased premises and our Advisor’s ability to successfully find a substitute tenant, have an adverse effect on our revenues and cash available for distribution to our beneficiaries.
Our use of borrowings on the Congress Center property could result in its foreclosure and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow. Additionally, restrictive covenants in our loan documents may restrict our operating activities.
We rely on borrowings to partially fund capital expenditures and other items. As of December 31, 2009, there was $93,486,000 of debt outstanding related to the Congress Center property, our proportionate share of which was $28,046,000. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.
In addition, if we cannot meet our required mortgage payment obligations, the property subject to such mortgage indebtedness could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to us. For tax purposes, a foreclosure on our property would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds.
The mortgage on the Congress Center property contains customary restrictive covenants, including provisions that limit the borrowing subsidiary’s ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with any third party. In addition, any future lines of credit or loans may contain financial covenants, further restrictive covenants and other obligations.

If we materially breach such covenants or obligations under the Congress Center loan agreement, the lender may have the right to seize our income from the property or legally declare a default on the loan obligation, require us to repay the debt immediately and foreclose on the property, among other remedies. If we were to breach such covenants or obligations, we may then have to sell the Congress Center property either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of the property through foreclosure. Additionally, if the lender were to seize our income from the property, we would no longer have any discretion over the use of the income, which may adversely impact our ability to make liquidating distributions to our beneficiaries.
On February 17, 2010, we received a letter from our lender stating that our insurance policy covering the Congress Center property is deficient because several of the carriers providing coverage under our policy do not meet one or more of the carrier rating requirements as set forth in the loan documents. We are obligated to bring the insurance deficiencies into compliance with the requirements set forth in the loan documents upon the renewal or replacement of our insurance policy and in no event later than thirty days after the expiration date of the policy, which expired on March 7, 2010. The insurance policy was renewed on March 5, 2010, for the policy period March 7, 2010 through March 7, 2011, with similar deficiencies outstanding. If we are unable to cure the insurance deficiencies, or obtain a waiver from the lender, it could result in our lender exercising the rights and remedies afforded to it under the loan documents, including but not limited to the right to force-place the insurance coverage at any time, the right to accelerate all amounts outstanding under the loan, and/or foreclosure on the property. We can give no assurance that we will be able to cure the insurance deficiencies, or that if we are successful in obtaining the required insurance coverage that we will be able to maintain such insurance coverage in compliance with the loan documents.
We are dependent upon those tenants that generate significant rental income at our properties, which may have a negative impact on our financial condition if these tenants are unable to meet their rental obligations to us.
As of March 29, 2010, rent paid by our tenants at our properties represented 100% of our annualized revenues. The revenue generated by the properties is substantially dependent on our ability to retain our current tenants and on the financial condition of the significant tenants at the properties. As of December 31, 2009, rent by our ten largest tenants at our consolidated properties represented 51.4% of our annualized revenues. We have 32 leases at our consolidated properties for an aggregate of 238,000 square feet, or 29.3% of the consolidated GLA, expiring through December 2012. Our inability to retain our significant tenants or any event of bankruptcy, insolvency or a general downturn in the business of any of our significant tenants may result in the failure or delay of such tenants’ rental payments to us, which may have an adverse impact on our financial performance and our ability to pay distributions to our beneficiaries.
In addition, we have three tenants at our unconsolidated Congress Center property, who represent approximately 44.0% of the GLA of the Congress Center property, who have leases that will expire through April 2012. On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease for approximately 67,000 square feet effective January 1, 2008 at the Congress Center property. From January 1, 2008, and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with T REIT Liquidating Trust (successor of T REIT, Inc.) and NNN 2002 Value Fund, LLC, or our affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2009, we have advanced $102,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our affiliate co-owners, will receive repayment of any advances made to the lender for reserves. In May 2009, NNN Congress Center LLC entered into a lease agreement with the Internal Revenue Service, or the IRS, for approximately 28,000 square feet of space previously leased by Employer’s Reinsurance Corporation. The lease begins on April 1, 2010 for a period of ten years, seven years firm, subject to termination rights pursuant to the lease agreement at an annual rate of $31.00 per square foot. Pursuant to the lease agreement, there are scheduled annual rent increases, and various rent concessions and commission credits have been given to the IRS in lease years one and two. We will continue or marketing efforts to re-lease the remaining un-leased space. Our failure to re-lease this space may reduce or delay our liquidating distributions to our beneficiaries.
Lack of diversification and illiquidity of real estate may make it difficult for us to sell an underperforming property or recover our investment in a property.
Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to the plan of liquidation, we expect to liquidate our remaining assets by December 31, 2010; however, due to the illiquid nature of real estate and the short timeframe that we have to sell our remaining assets, we may not recoup the estimated fair value we have recorded as of December 31, 2009 by December 31, 2010. We cannot provide assurance that we will be able to dispose of our remaining assets by December 31, 2010, which could adversely impact the timing and amount of distributions.
Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more of our properties.
Our portfolio lacks geographic diversity due to its limited size and the fact that as of March 29, 2010, we have only four remaining assets (one of which we have an underlying interest in one real property), located in three states: Texas, California and Illinois. The geographic concentration of the properties exposes us to economic downturns in these regions. A regional recession impacting these states could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of the properties. In addition, our properties may face competition in these geographic regions from other properties owned, operated or managed by our Advisor or its affiliates or third parties. Our Advisor or its affiliates have interests that may vary from ours in such geographic market.

Losses for which we either could not or did not obtain insurance will adversely affect our earnings and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.
We endeavor to maintain comprehensive insurance on the properties we own, including liability and fire and extended coverage, in amounts sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles. However, we could still suffer a loss due to the cost to repair any damage to a property that is not insured or is underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of a property, we could lose both our invested capital and anticipated profits from such property. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.
On February 17, 2010, we received a letter from our lender stating that our insurance policy covering the Congress Center property is deficient because several of the carriers providing coverage under our policy do not meet one or more of the carrier rating requirements as set forth in the loan documents. We are obligated to bring the insurance deficiencies into compliance with the requirements set forth in the loan documents upon the renewal or replacement of our insurance policy and in no event later than thirty days after the expiration date of the policy, which expired on March 7, 2010. The insurance policy was renewed on March 5, 2010, for the policy period March 7, 2010 through March 7, 2011, with similar deficiencies outstanding. If we are unable to cure the insurance deficiencies, or obtain a waiver from the lender, it could result in our lender exercising the rights and remedies afforded to it under the loan documents, including but not limited to the right to force-place the insurance coverage at any time, the right to accelerate all amounts outstanding under the loan, and/or foreclosure on the property. We can give no assurance that we will be able to cure the insurance deficiencies, or that if we are successful in obtaining the required insurance coverage that we will be able to maintain such insurance coverage in compliance with the loan documents.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay liquidating distributions.
The Federal Deposit Insurance Corporation, or FDIC, insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents deposited in certain financial institutions in excess of FDIC insured limits. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally-insured amount. The loss of our deposits could reduce the amount of cash we have available to repay debt obligations, fund operations and distribute to beneficiaries, which could result in a decline in the value of our beneficiaries’ investments.
There is currently no public market for our units of beneficial interest and the units of beneficial interest may not be transferred except by operation of law or upon the death of a beneficiary.
Our beneficiaries will not be able to transfer their units other than in limited circumstances. The units of beneficial interest are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units of beneficial interest are not transferable except by will, intestate succession or operation of law or upon the death of a beneficiary.

Our properties were purchased at a time when the commercial real estate market was experiencing substantial influxes of capital investment and competition for properties; therefore our properties may not maintain their current value or may further decrease in value.
The commercial real estate market experienced a substantial influx of capital from investors prior to the recent market turmoil. This substantial flow of capital, combined with significant competition for real estate, resulted in inflated purchase prices for such assets. Our properties were purchased in such an environment, therefore, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it has attracted, or if the number of companies seeking to acquire such assets decreases, our returns will be lower. The current estimated value our properties is less than our purchase price and we can give no assurance that the properties will maintain their current value, or that the values will not continue to decrease even further.
The conflicts of interest of our Advisor’s executives and employees with us mean we will not be managed by our Advisor solely in the best interests of our beneficiaries.
Our Advisor’s executives and employees have conflicts of interest relating to the management of our business and properties. Accordingly, those parties may make decisions or take actions based on factors other than in the best interest of our beneficiaries.
Our Advisor also advises T REIT Liquidating Trust, and manages NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC, as well as other private tenant-in-common programs and other real estate programs, all of which may compete with us or otherwise have similar business interests and/or investment objectives. Some of the executive officers and employees of our Advisor also serve as officers of NNN 2003 Value Fund, LLC. Additionally, our Advisor is a wholly owned indirect subsidiary of Grubb & Ellis Company, or Grubb & Ellis, and certain executive officers and employees of our Advisor collectively own de-minimis interests in Grubb & Ellis. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our Advisor, Grubb & Ellis and its affiliated entities. These conflicts of interest could:
•	limit the time and services that our Advisor devotes to us, because it will be providing similar services to T REIT Liquidating Trust, NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC and other real estate programs and properties;
•	impair our ability to compete for tenants in geographic areas where other properties are advised by our Advisor and its affiliates; and
•	impair our ability to compete for the resources necessary to complete the disposition of properties with other real estate entities that are also advised by our Advisor and its affiliates and seeking to dispose of properties at or about the same time as us.
If our Advisor or its affiliates breach their fiduciary obligations to us, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our beneficiaries.
Increases in our insurance rates could adversely affect our cash flow and our ability to make liquidating distributions to our beneficiaries.
We cannot assure that we will be able to renew our insurance coverage at current or reasonable rates or that we can estimate the amount of potential increases of policy premiums. As a result, our cash flow could be adversely impacted by increased premiums. In addition, the sales price of the properties may be affected by rising insurance costs and adversely affect our ability to make liquidating distributions to our beneficiaries.
Our consolidated properties depend upon the Texas and California economies and the demand for office space in those states.
As of March 29, 2010, we had a 89.5% and 10.5% concentration of tenants in our consolidated properties located in Texas and California, respectively, based on aggregate annualized rental income as of December 31, 2009. We are susceptible to adverse developments in Texas and California (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, Texas and California state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the Texas and California office space markets (such as oversupply of or reduced demand for office space). The State of California is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse economic or real estate developments in Texas and California, or any decrease in demand for office space resulting from California’s regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow and our ability to pay liquidating distributions to our beneficiaries.

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
Rent from government tenants represented approximately 29.6% of our revenues from consolidated properties for the year ended December 31, 2009. In addition, government tenants leased 28.1% of our total consolidated leased space as of December 31, 2009. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenues and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may cause us to find another tenant. We cannot assure our beneficiaries that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms.
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

Item 1B.  Unresolved Staff Comments.
Not applicable.
Item 2.  Properties.
As of December 31, 2009, we owned three consolidated office properties located in two states with an aggregate GLA of 812,000 square feet. We also owned a 30.0% interest in one unconsolidated office property located in Illinois with an aggregate GLA of 520,000 square feet. As of December 31, 2009, 28.1% of the aggregate GLA of our consolidated properties was leased to governmental related entities.
The following table presents certain additional information about our consolidated properties as of December 31, 2009:

							% Total of		Annual
		GLA	% of	%	Date	Annual	Annualized	Physical	Rent per
Property	Location	(Sq Ft)	GLA	Owned	Acquired	Rent(1)	Rent	Occupancy	Sq Ft(2)

Sutter Square Galleria	Sacramento, CA	61,000	7.5%	100.0%	10/28/03	$773,000	10.5%	61.5%	$20.55
Pacific Place	Dallas, TX	324,000	39.9	100.0%	05/26/04	—	—	—	$—
Western Place I & II	Fort Worth, TX	427,000	52.6	78.5%	07/23/04	6,611,000	89.5	91.7%	$16.87

Totals		812,000	100.0%			$7,384,000	100.0%	52.9%	$17.19

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2009.

(2)	Average annual rent per occupied square foot as of December 31, 2009.
The following information generally applies to our consolidated properties:
•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets; and
•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants.
Significant Tenants
As of December 31, 2009, none of the tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.
Ownership Information
The following is a summary of our organizational structure and the properties we owned and held interests in as of December 31, 2009:

Ownership of Congress Center
The following is a summary of the ownership interests in our unconsolidated property, the Congress Center property, as of December 31, 2009:
Ownership of Western Place I & II
The following is a summary of the ownership interests in one of our consolidated properties, Western Place I & II, as of December 31, 2009:

Lease Expiration Table
The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at the consolidated properties as of December 31, 2009, by number, square feet, percentage of leased area and annual base rent.

			% of Leased		% of Total
		Total Square Feet	Area	Annual Rent	Annual Rent
	Number of	of	Represented by	Under	Represented by
Year Ending December 31	Leases Expiring	Expiring Leases	Expiring Leases	Expiring Leases	Expiring Leases(1)

2010	11	110,000	25.8%	$1,887,000	25.6%
2011	10	40,000	9.4	770,000	10.4
2012	11	88,000	20.6	1,636,000	22.2
2013	8	47,000	11.0	872,000	11.8
2014	9	59,000	13.8	1,039,000	14.1
2015	4	56,000	13.1	811,000	11.0
2016	1	7,000	1.6	122,000	1.7
2017	—	—	—	—	—
2018	—	—	—	—	—
2019	—	—	—	—	—
Thereafter	1	20,000	4.7	244,000	3.3

Total	55	427,000	100.0%	$7,381,000	100.0%

(1)	The annual rent percentage is based on the total annual base rent as of December 31, 2009, which, in addition to leases with scheduled expirations as included in this table, include certain tenants that have leases extended on a monthly basis.

Concentration of Tenants
The following table sets forth information as to the ten largest tenants at our consolidated properties as of December 31, 2009, based upon aggregate annual rental income.

			% of
		Current	Total	Rentable
		Annual	Rental	Square	Lease
Lessee	Property	Base Rent	Income	Feet	Expiration

Lockheed Martin/EIS*	Western Place I & II	$669,000	9.1%	38,000	12/31/2010
BAE Systems*	Western Place I & II	565,000	7.7	32,000	04/30/2012
U.S. General Services Administration*	Western Place I & II	374,000	5.1	20,000	10/31/2012
THS Business Telecommunications	Western Place I & II	376,000	5.1	22,000	02/28/2010
UC Davis Extension*	Sutter Square Galleria	372,000	5.0	18,000	01/01/2012
Apex Capital Corp.	Western Place I & II	358,000	4.8	21,000	12/31/2015
Tarrant Workforce Advantage	Western Place I & II	322,000	4.4	17,000	07/31/2013
Plains Capital Group	Western Place I & II	284,000	3.9	14,000	02/28/2014
Leprechaun LLC	Western Place I & II	244,000	3.3	20,000	01/31/2020
LIFO Systems	Western Place I & II	232,000	3.1	12,000	11/30/2013

Total		$3,796,000	51.4%	214,000

*	Government entity or government contractor.
The loss of the above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.
Geographic Diversification; Concentration Table
The following table lists the states in which our consolidated properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2009.

		Aggregate	Approximate	Current	Approximate
	No. of	Rentable	% of Rentable	Annual Base	% of Aggregate
State	Properties	Square Feet	Square Feet	Rent	Annual Rent

Texas	2	751,000	92.5%	$6,611,000	89.5%
California	1	61,000	7.5	773,000	10.5

Total	3	812,000	100.0%	$7,384,000	100.0%

We are also subject to a concentration of regional economic exposure as 89.5% of our current aggregate annual base rental income is generated by our consolidated properties located in Texas. Regional or local economic downturns impacting Texas could adversely impact our operations.
Indebtedness
As of December 31, 2009, we have no outstanding mortgages on our consolidated properties. On April 6, 2009, we repaid in full a then existing mortgage on the Western Place I & II property with an aggregate principal and interest amount outstanding of $24,668,000. This was variable rate debt at a weighted-average interest rate of 6.21% per annum, and we had a fixed rate interest rate swap agreement in place that effectively fixed the interest rate at 6.21% per annum. The April 2009 repayment amount represented our pro rata share of the mortgage and interest of $19,364,000, as well as an advance of the other tenant in common investors, or TIC, combined pro rata share of $5,304,000. Under the existing Western Place I & II TIC agreement, we were allowed to advance funds to the other TIC investors to cover their capital call, and those advances would earn interest at the rate of 10.0% per annum. All amounts advanced, and accrued interest thereon, are due and payable upon the sale of the Western I & II property. At December 31, 2008, our pro rata share of this same mortgage was $19,324,000.

We have utilized certain derivative financial instruments at times to limit interest rate risk. The fixed interest rates and the interest rate swap, cap and collar agreements on the variable interest rates limit the risk of fluctuating interest rates. The derivatives we entered into, and the only derivative transactions approved by our Trustees, are those which are used only for hedging purposes rather than speculation. If an anticipated hedged transaction does not occur, any positive or negative value of the derivative will be recognized immediately in operating income.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7, Mortgage Loans Payable Secured by Properties Held for Sale included in this Annual Report on Form 10-K.
Item 3.  Legal Proceedings.
None.
Item 4.  (Removed and Reserved).
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
Beneficiaries
As of March 29, 2010, we had approximately 13,815 beneficiaries.
Distributions
For the year ended December 31, 2009, we paid distributions of approximately $4,612,000, or $0.11 per unit, to our beneficiaries. From January 28, 2008 through December 31, 2008, we paid distributions of approximately $6,342,000, or $0.14 per unit, to our beneficiaries. Prior to the formation of our liquidating trust, G REIT paid distributions of $382,270,000 to the G REIT stockholders.
Equity Compensation Plan Information
In accordance with the plan of liquidation, all outstanding options under G REIT’s equity compensation plans were forfeited and the plans were terminated. We do not have an equity compensation plan currently in place.

Item 6.  Selected Financial Data.
The following should be read in conjunction with the Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. The results for the period from January 28, 2008 through December 31, 2008 are not comparable to any prior period because we began operations as of January 28, 2008. Our historical results are not necessarily indicative of results for any future period.

	December 31,	December 31,
Selected Financial Data	2009	2008

STATEMENT OF NET ASSETS:
Total assets	$43,696,000	$86,679,000
Mortgage loans payable secured by property held for sale	$—	$19,324,000
Net assets in liquidation(1)	$40,509,000	$60,909,000
Net asset value per unit(1)	$0.92	$1.39

(1)	The net assets in liquidation as of December 31, 2009 of $40,509,000 plus cumulative liquidating distributions paid through December 31, 2009 of $393,223,000 (which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us), would result in liquidating distributions to our beneficiaries per unit of approximately $9.88 per unit (of which $8.95 per unit has been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us).

		Period from
		January 28,
		2008
	Year Ended	through
	December 31,	December 31,
	2009	2008
STATEMENT OF CHANGES IN NET ASSETS:
Net assets in liquidation, beginning of the period	$60,909,000	$—
Net assets contributed to G REIT Liquidating Trust on January 28, 2008	—	96,408,000

Change in estimated costs in excess of estimated receipts during liquidation	3,360,000	(3,908,000)
Net decrease in fair value	(19,148,000)	(25,249,000)
Liquidating distributions to beneficiaries	(4,612,000)	(6,342,000)

Change in net assets in liquidation	(20,400,000)	(35,499,000)

Net assets in liquidation, end of the period	$40,509,000	$60,909,000

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to G REIT Liquidating Trust and its subsidiaries, except where the context otherwise requires.
The following discussion should be read in conjunction with our Consolidated Financial Statements and notes that are a part of this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our net assets in liquidation as of December 31, 2009 and 2008 (liquidation basis), together with the changes in net assets for the year ended December 31, 2009, and the period from January 28, 2008 to December 31, 2008 (liquidation basis).
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have an adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes; availability of capital; changes in interest rates; competition in the real estate industry; supply and demand for operating properties in our current market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; predictions of the amount of liquidating distributions to be received by unit holders; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; our ongoing relationship with our Advisor (as defined below); litigation; and the implementation and completion of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
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

G REIT was incorporated on December 18, 2001, under the laws of the Commonwealth of Virginia and qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. On September 27, 2004, G REIT was reincorporated in the State of Maryland in accordance with the approval of its stockholders at the 2004 Annual Meeting of Stockholders. G REIT was originally formed to acquire, manage and invest in office, industrial and service real estate properties which have governmental related tenants. G REIT was formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. In 2005, as a result of :(i) then current market conditions; (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act); and (iii) the possible need to reduce monthly distributions, the then G REIT board of directors determined that a liquidation would provide G REIT’s stockholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered.
As described below, on February 27, 2006, G REIT’s stockholders approved a plan of liquidation and the eventual dissolution of G REIT. Accordingly, we are engaged in an ongoing liquidation of our assets. As of December 31, 2009, we owned interests in four properties aggregating a total gross leaseable area, or GLA, of approximately 1.3 million square feet, comprised of interests in three consolidated office properties, or the consolidated properties, and one unconsolidated office property, or the unconsolidated property. We refer to these assets collectively as the “remaining assets” or the “properties”. As of December 31, 2009, approximately 52.9% of the total GLA of our consolidated properties was leased and governmental related entities occupied approximately 28.1% of the total consolidated GLA. On January 28, 2008, G REIT transferred all of its interests to us pursuant to the Liquidating Trust Agreement. For more information relating to the consolidated and unconsolidated properties, see Item 2. Properties.
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
Liquidation of G REIT, Inc.
On December 19, 2005, the board of directors of G REIT approved a plan of liquidation which was thereafter approved by stockholders of G REIT at the Special Meeting of Stockholders held on February 27, 2006. The G REIT plan of liquidation, or the plan of liquidation, contemplates the orderly sale of all of G REIT’s assets, the payment of its liabilities, the winding up of operations and the dissolution of G REIT. G REIT engaged an independent third party to perform financial advisory services in connection with the plan of liquidation, including rendering opinions as to whether G REIT’s net real estate liquidation value range estimate and estimated per share distribution range were reasonable. In December 2005, the independent third party opined that G REIT’s net real estate liquidation value range estimate and estimated per share distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated by G REIT.
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
Our existence will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to us, or January 28, 2011. We may, however, extend the three-year term if our Trustees then determine that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustees have requested and received certain no-action assurances from the Staff of the SEC. Although we can provide no assurances, we currently expect to sell our remaining assets by December 31, 2010 and anticipate completing the plan of liquidation by March 31, 2011.
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
Our Advisor
Based on the adoption of the plan of liquidation, our Advisor, has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of an expired advisory agreement, or the Advisory Agreement, between G REIT and our Advisor. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our Advisor is a Virginia limited liability company that was formed in April 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets. Our Advisor advises us, as well as certain other entities which have an ownership interest in our remaining assets, with respect to the management and potential disposition of our remaining assets.
Pursuant to the Advisory Agreement, our Advisor or its affiliate is entitled to property disposition fees in connection with our disposition of properties. We may pay our Advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property. Certain disposition fees paid to Triple Net Properties Realty, Inc., or Realty, were passed through to our Advisor pursuant to an agreement between our Advisor and Realty, or the Realty-Triple Net Agreement.
Property Dispositions
We did not sell any properties in the year ended December 31, 2009. On March 26, 2010, we entered into a purchase and sale agreement with an unaffiliated third party for the sale of one of our consolidated properties, the Pacific Place property located in Dallas, Texas, for a sale price of $5,300,000. The closing is expected to occur in the second quarter of 2010; however, no assurance can be provided that we will be able to sell the property in the anticipated timeframe, or at all.
On March 12, 2008, we sold Pax River Office Park, located in Lexington, Maryland, or the Pax River Office Park property to Hampshire Global Partners, LLC, an unaffiliated third party, for a sales price of $14,475,000. Our net cash proceeds from the sale were $13,984,000 after payment of closing costs and other transaction expenses. A sales commission of $253,000, or 1.7% of the sales price, was paid to an unaffiliated real estate broker.

Critical Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with GAAP and under the liquidation basis of accounting requires us to make estimates and judgments that affect the reported amounts of assets (including net assets in liquidation), liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Liquidation Basis of Accounting
Under the liquidation basis of accounting, all assets have been adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenant in common investors, or TICs, were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of our remaining assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statement of net assets. The net assets represent the estimated liquidation value of our remaining assets available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.
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
Asset (Liability) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) during Liquidation
Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing the plan of liquidation. We currently estimate that we will have estimated operating cash receipts in excess of costs during liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid out over the estimated liquidation period.
Effective July 1, 2008, monthly distributions to the investors of Congress Center, located in Chicago, Illinois, or the Congress Center property, were suspended, including distributions to us. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $61,000 per month in distributions from the Congress Center property. In December 2009, a one-time distribution was approved to the Congress Center property’s investors for year-end tax purposes. We received approximately $208,000 from this one-time distribution.

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for year ended December 31, 2009 was as follows:

	December 31,	Cash Payments	Change in	December 31,
	2008	and (Receipts)	Estimates	2009
Assets:
Estimated net inflows (outflows) from consolidated and unconsolidated operating activities	$(766,000)	$(1,133,000)	$6,661,000	$4,762,000
Liabilities:
Liquidation costs	(813,000)	398,000	(2,220,000)	(2,635,000)
Capital expenditures	(1,356,000)	2,012,000	(2,359,000)	(1,703,000)

Total liabilities	(2,169,000)	2,410,000	(4,579,000)	(4,338,000)

Total asset (liability) for estimated receipts (costs) in excess of estimated receipts during liquidation	$(2,935,000)	$1,277,000	$2,082,000	$424,000

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the period from January 28, 2008 to December 31, 2008 was as follows:

	January 28,	Cash Payments	Change in	December 31,
	2008	and (Receipts)	Estimates	2008
Assets:
Estimated net inflows (outflows) from consolidated and unconsolidated operating activities	$3,723,000	$71,000	$(4,560,000)	$(766,000)
Liabilities:
Liquidation costs	(1,946,000)	1,111,000	22,000	(813,000)
Capital expenditures	(804,000)	663,000	(1,215,000)	(1,356,000)

Total liabilities	(2,750,000)	1,774,000	(1,193,000)	(2,169,000)

Total asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	$973,000	$1,845,000	$(5,753,000)	$(2,935,000)

Net Assets in Liquidation
The net assets in liquidation as of December 31, 2009 of $40,509,000 plus cumulative liquidating distributions paid through December 31, 2009 of $393,223,000 (which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us), would result in liquidating distributions to our beneficiaries per unit of approximately $9.88 per unit (of which $8.95 per unit has been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us). These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.
Factors Which May Influence Future Changes in Net Assets in Liquidation
Investment in Unconsolidated Real Estate
In calculating the estimated amount of liquidating distributions to our beneficiaries, we assumed that we would be able to locate a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. If the market value of the Congress Center property declines more than 4% from our current estimate of the market value as of December 31, 2009, our investment in unconsolidated real estate would be zero.

Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.
Scheduled Lease Expirations
As of December 31, 2009, our consolidated properties were 52.9% leased, with 25.8% of the leased GLA expiring during 2010. Our leasing strategy through the plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space for which we are unable to negotiate such renewals. Of the leases expiring in 2010, we anticipate, but cannot assure, that approximately 67.0% of the tenants will renew for another term.
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

Changes in Net Assets in Liquidation
For the year ended December 31, 2009
Net assets in liquidation decreased $20,400,000, or $0.46 per unit, during the year ended December 31, 2009. The primary reasons for the decrease in net assets were a decrease in real estate assets of $17,871,000, or $0.41 per unit, and a decrease in cash and cash equivalents of $29,935,000, or $0.68 per unit, offset by an increase in related party receivables of $4,921,000, or $0.11 per unit, and a decrease in the mortgage loan liability of $19,324,000 or $0.44 per unit.
The overall decrease in real estate assets during the year ended December 31, 2009 was primarily due to: (i) a decrease of $10,946,000, or $0.25 per unit, in the in the expected liquidation value of consolidated properties; and (ii) a decrease of $6,925,000, or $0.16 per unit, in the expected liquidation value of our unconsolidated property. The decrease in cash and cash equivalents during the year ended December 31, 2009 was primarily due to the April 2009 repayment of the mortgage loan and accrued interest on one of our consolidated properties of $24,668,000 (of which our proportionate share was $19,364,000) including our advance to the other TICs investors of $5,304,000, and payment of distributions to beneficiaries of approximately $4,612,000, or $0.11 per unit, during the year ended December 31, 2009. The increase in related party receivables during the year ended December 31, 2009 of $4,921,000, or $0.11 per unit, is primarily due to the principal and accrued interest owed to us by the TICs described above at its estimated fair value.

The net assets in liquidation as of December 31, 2009 of $40,509,000 plus cumulative liquidating distributions paid through December 31, 2009 of $393,223,000 (which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us), would result in liquidating distributions to our beneficiaries per unit of approximately $9.88 per unit (of which $8.95 per unit has already been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying asset and change in the underlying assumptions of the projected cash flows.
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
The overall decrease in real estate assets during the period from January 28, 2008 through December 31, 2008 was primarily due to: (i) a decrease of $13,984,000, or $0.32 per unit, due to the sale of the Pax River Office Park property; (ii) a decrease of $17,230,000, or $0.39 per unit, in the in the expected liquidation value of certain other consolidated properties; and (iii) a decrease of $6,174,000, or $0.14 per unit, in the expected liquidation value of our unconsolidated property. The decrease in restricted cash during the period from January 28, 2008 through December 31, 2008, was primarily due to the return of lender required reserves in conjunction with the refinance of the Western Place I & II mortgage loan in February 2008. The increase in cash and cash equivalents during the period from January 28, 2008 through December 31, 2008, was primarily due to the net proceeds of $13,984,000, or $0.32 per unit, received on the sale of the Pax River Office Park property on March 12, 2008, offset by distributions to beneficiaries of approximately $6,342,000, or $0.14 per unit, during the period from January 28, 2008 through December 31, 2008. The increase in the liability for estimated liquidation costs in excess of estimated receipts of $3,908,000, or $0.09 per unit, is primarily due to the change in the projected sales dates of our remaining assets.
Liquidity and Capital Resources
As of December 31, 2009, our total assets were $43,696,000 and net assets in liquidation were $40,509,000. Our ability to meet our obligations is contingent upon the disposition of our remaining assets in accordance with the plan of liquidation. We estimate that the net proceeds from the sale of our remaining assets pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our remaining assets or the net proceeds therefrom.
Current Sources of Capital and Liquidity
We anticipate, but cannot assure, that our cash flow from operations and sale of our remaining assets will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, and recurring debt service payments on our unconsolidated property.
Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $61,000 per month in distributions from the Congress Center property. In December 2009, a one-time distribution was approved to the Congress Center property’s investors for year-end tax purposes. We received approximately $208,000 from this one-time distribution.
The plan of liquidation gives our Trustees the power to sell our remaining assets without further approval by our beneficiaries and provides that liquidating distributions be made to our beneficiaries as determined at the discretion of our Trustees. Although we can provide no assurances, we currently expect to sell our remaining assets by December 31, 2010 and anticipate completing the plan of liquidation by March 31, 2011.

Other Liquidity Needs
We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We paid cash distributions of approximately $4,612,000 or $0.11 per unit, and $6,342,000, or $0.14 per unit, to our beneficiaries during the year ended December 31, 2009 and for the period from January 28, 2008 through December 31, 2008, respectively. Through January 28, 2008, prior to the transfer of G REIT’s assets and liabilities to us, G REIT paid cash distributions to its stockholders of approximately $382,270,000, or $8.70 per share. The source for payment of these distributions was funds from operating activities and net proceeds from the sale of properties.
As of December 31, 2009, we estimate that we will have $4,338,000 of commitments and expenditures during the liquidation period comprised of $2,635,000 of liquidation costs and $1,703,000 of capital expenditures. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.
An adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of our remaining assets may affect our ability to fund these items and may affect our ability to satisfy the financial performance covenants under our mortgage loans at our unconsolidated property. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lender, the maturity dates for the mortgage loans could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.
On February 17, 2010, we received a letter from our lender stating that our insurance policy covering the Congress Center property is deficient because several of the carriers providing coverage under our policy do not meet one or more of the carrier rating requirements as set forth in the loan documents. We are obligated to bring the insurance deficiencies into compliance with the requirements set forth in the loan documents upon the renewal or replacement of our insurance policy and in no event later than thirty days after the expiration date of the policy, which expired on March 7, 2010. The insurance policy was renewed on March 5, 2010 for the policy period March 7, 2010 through March 7, 2011, with similar deficiencies outstanding. If we are unable to cure the insurance deficiencies, or obtain a waiver from the lender, it could result in our lender exercising the rights and remedies afforded to it under the loan documents, including but not limited to the right to force-place the insurance coverage at any time, the right to accelerate all amounts outstanding under the loan, and/or foreclosure of the property. We can give no assurance that we will be able to cure the insurance deficiencies, or that if we are successful in obtaining the required insurance coverage that we will be able to maintain such insurance coverage in compliance with the loan documents.
Liquidating distributions will be determined in our Trustees’ sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures, and other factors our Trustees may deem relevant. The stated range of beneficiary distributions disclosed in the plan of liquidation is an estimate only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; and (iv) circumstances may change and the actual net proceeds realized from the sale of our remaining assets might be less, or significantly less, than currently estimated, including, for among other reasons, increased or sustained market turmoil, the discovery of new environmental issues or loss of a tenant or tenants.
Subject to our Trustees’ actions and in accordance with the plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, disposition of our remaining assets, and unsecured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We will instead seek to refinance such debt at maturity or retire such debt through the disposition of the Congress Center property.
If we experience lower occupancy levels and reduced rental rates at our properties and/or increased capital expenditures and leasing costs at our properties compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs.

Factors Which May Influence Future Sources of Capital and Liquidity
We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We have paid cumulative liquidating distributions through December 31, 2009 of approximately $393,223,000, or $8.95 per unit, (of which $382,270,000, or $8.70 per share was paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us). The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties. While the plan of liquidation provided that monthly distributions would terminate following the payment of liquidating distributions totaling $150,000,000, G REIT’s board of directors determined to continue to pay monthly liquidating distributions at an annualized rate of 7.50% on the share value remaining of $2.10. However, in July 2009, due to the weakened commercial real estate market and an effort to retain cash for operating needs until the remaining assets are sold, G REIT’s board of directors determined to decrease the annualized dividend rate to 3.75%, effective in September 2009, and also to pay such reduced dividends on a quarterly basis. Our Trustees will continue to evaluate the payment of liquidating distributions on an on-going basis as more properties are sold and additional special liquidating distributions are paid to beneficiaries. Every payment of liquidating distributions will be subject to the availability of cash and the discretion of our Trustees.
Liquidating distributions to our beneficiaries will be determined by our Trustees in their sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures and other factors our Trustees may deem relevant.
The stated ranges of projected distributions disclosed in the plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs that could reduce net assets actually realized;(ii) winding up our business significantly faster than anticipated which could eliminate some of the anticipated costs and result in higher net liquidation proceeds; (iii) a delay in our liquidation that could result in higher than anticipated costs and lower net liquidation proceeds; and (iv) change in circumstances, such as, the discovery of new environmental issues or loss of a tenant that may that may result in actual net proceeds realized from the sale of assets being significantly lower than currently estimated.
Subject to our Trustees’ determinations and in accordance with the plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, dispositions of assets, and unsecured borrowings.
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
Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we owned and our ability to obtain debt financing from third parties, including, our Advisor or its affiliates, and distributions from our unconsolidated property. Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $61,000 per month in distributions from the Congress Center property. In December 2009, a one-time distribution was approved to the Congress Center property’s investors for year-end tax purposes. We received approximately $208,000 from this one-time distribution.

The primary uses of cash are to fund distributions to our beneficiaries, to fund capital expenditures and liquidation costs, and for debt service. We may also regularly require capital to invest in our unconsolidated property in connection with routine capital improvements and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.
In accordance with the plan of liquidation, we anticipate our source for the payment of liquidating distributions to our beneficiaries to be primarily from the net proceeds from the sale of our remaining assets and funds from operating activities.
Financing
As of December 31, 2009, we had no consolidated mortgage loan payables outstanding.
As of December 31, 2009, we had $5,842,000 in cash and cash equivalents, and we believe that it should provide sufficient liquidity to meet our cash needs during the next twelve months from December 31, 2009. While we anticipate that our cash flow from operations will be sufficient to fund our cash needs for corporate related expenses for the next twelve months, we cannot assure that this will be the case.
Unconsolidated Debt
Total mortgage debt on the Congress Center property was $93,486,000 and our proportionate share of, based on our ownership percentage, of unconsolidated debt was $28,046,000 as of December 31, 2009.
The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2009, the Congress Center property was in compliance with all such covenants.
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
Debt Service Requirements
As of December 31, 2009, all consolidated debt has been repaid in full.
Contractual Obligations
As of December 31, 2009, we had $181,000 in payments due in 2010 for tenant improvements and lease commitment obligations. One of our consolidated properties is subject to a ground lease expiring in 2040 with one 10-year option period thereafter. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement.

Off-Balance Sheet Arrangements
There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Inflation
We will be exposed to inflation risk as income from long-term leases at our properties is expected to be the primary source of cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that would provide some protection from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (now contained in FASB Codification Topic 105). FASB Codification Topic 105 establishes that the FASB Codification will become the single official source of authoritative U.S. GAAP, other than guidance issued by the SEC. Following this statement, the FASB will not issue new standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We adopted FASB Codification Topic 105 in the quarter ended September 30, 2009 and it did not have a material impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of December 31, 2009, we had no outstanding consolidated debt, therefore we believe we have no interest rate or market risk. Additionally, our unconsolidated debt related to our unconsolidated property is at a fixed interest rate.
Item 8. Financial Statements and Supplementary Data.
See the index at Item 15. Exhibits and Financial Statement Schedules.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
We did not employ an independent registered public accountanting firm to perform an audit on the financial statements contained in this Annual Report on Form 10-K.
Item 9A(T). Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Trustees, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2009, was conducted under the supervision and with the participation of our Trustees and our Advisor of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Trustees concluded that our disclosure controls and procedures, as of December 31, 2009, were effective for the purposes stated above.
(b) Management’s Report on Internal Control over Financial Reporting. Our Trustees are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our Trustees and with the participation of our Trustees and Advisor, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.
Based on our evaluation under the Internal Control-Integrated Framework, our Trustees concluded that our internal control over financial reporting was effective as of December 31, 2009.
(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This Annual Report on Form 10-K does not include an attestation report of an independent registered public accounting firm regarding internal control over financial reporting. Our Trustees’ report was not subject to attestation by an independent registered public accounting firm pursuant to the rules of the SEC for non-accelerated filers that permit us to provide only our Trustees’ report in this Annual Report on Form 10-K.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
As of March 29, 2010, we have no directors or executive officers. We are administered by our five Trustees, consisting of the following:

Name	Age	Position	Term of Office
Gary T. Wescombe	67	Chairman of the Trustees	Since January 2008
Gary Hunt	61	Trustee	Since January 2008
W. Brand Inlow	56	Trustee	Since January 2008
Edward A. Johnson	58	Trustee	Since January 2008
D. Fleet Wallace	42	Trustee	Since January 2008
Gary T. Wescombe previously served as a director of G REIT, Inc., or G REIT, from December 2001 to January 2008. He has also served as a director of Healthcare Trust of America, Inc. since October 2006. Mr. Wescombe manages and develops real estate operating properties through American Oak Properties, LLC, where he is a Principal. He is also Director, Chief Financial Officer and Treasurer of the Arnold and Mabel Beckman Foundation, a nonprofit foundation established for the purpose of supporting scientific research. From October 1999 to December 2001, Mr. Wescombe was a Partner in Warmington Wescombe Realty Partners in Costa Mesa, California, where he focused on real estate investments and financing strategies. Prior to retiring in 1999, Mr. Wescombe was a Partner with Ernst & Young, LLP (previously Kenneth Leventhal & Company) from 1970 to 1999. He received a B.S. degree in Accounting and Finance from California State University, San Jose in 1965 and is a member of the American Institute of Certified Public Accountants and California Society of Certified Public Accountants.

Gary H. Hunt previously served as a director of G REIT from July 2005 to January 2008. Mr. Hunt also served as the interim Chief Executive Officer of Grubb & Ellis Company from July 2008 to November 2009, and as one of its directors since December 2007, having previously served as a director of NNN Realty Advisors from December 2006 to December 2007. Mr. Hunt has served as the managing partner of California Strategies, a privately held consulting firm in Irvine, California that works with large homebuilders, real estate companies and government entities since 2001. Prior to serving with California Strategies, Mr. Hunt was the Executive Vice President of The Irvine Company, a 110-year-old privately held company that plans, develops and invests in real estate primarily in Orange County, California for 25 years. At The Irvine Company, Mr. Hunt worked at local, regional, state and federal levels directing the company’s major entitlement, regional infrastructure, planning and strategic government, media and community relations activities. Additionally, Mr. Hunt served on the board of directors and the Executive Committee of The Irvine Company for 10 years. Some of Mr. Hunt’s other work experience includes staff positions with the California State Legislature, U.S. House of Representatives, California Governor Ronald Reagan and Executive Director of the Californian Republican Party. He also serves on the board of directors of Glenair Inc., The Beckman Foundation and the Irvine Health Foundation. Mr. Hunt received a Bachelor of Laws degree and a J.D. degree from the Irvine University School of Law and teaches courses on business and government at the Graduate School of Management, University of California, Irvine.
W. Brand Inlow previously served as a director of G REIT from April 2002 to January 2008. Since July 2007, Mr. Inlow has also served as a Trustee of T REIT Liquidating Trust since July 2007, having previously served as a director of T REIT, Inc. from May 2002 to July 2007. Mr. Inlow has also served as a director and audit committee member of Grubb & Ellis Apartment REIT, Inc. from December 2005 to September 2009. He is a Principal, Co-Founder, and serves as Director of Acquisitions for McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment communities in the Southeast formed in October 2004. Since October 2003, Mr. Inlow has provided professional consulting services to the multifamily industry on matters related to acquisitions, dispositions, asset management and property management operations, and through an affiliation with LAS Realty in Richmond, Virginia conducts commercial real estate brokerage. Mr. Inlow is also President of Jessie’s Wish, Inc., a Virginia non-profit corporation dedicated to awareness, education and financial assistance for patients and families dealing with eating disorders. Mr. Inlow served as President of Summit Realty Group, Inc. in Richmond, Virginia, from September 2001 through October 2003. From November 1999 to September 2001, he was Vice President of Acquisitions for EEA Realty, LLC in Alexandria, Virginia where he was responsible for acquisition, disposition and financing of company assets, which were primarily garden apartment properties. From November 1991 to November 1999, Mr. Inlow worked for United Dominion Realty Trust, Inc., a publicly traded real estate investment trust, as Assistant Vice President and Senior Acquisition Analyst, where he was responsible for the acquisition of garden apartment communities.
Edward A. Johnson previously served as a director of G REIT from December 2001 to January 2008. Dr. Johnson has served as President of University Realty Advisors, LLC, which advises cities, developers and universities on campus expansion, since January 2009. Dr. Johnson served as President of the Au Sable Institute of Environmental Studies, Grand Rapids, Michigan from September 2007 to December 2008. Dr. Johnson served as the President of the University of the New West, Phoenix, Arizona from November 2003 to September 2007. Dr. Johnson served as President of Sterling College, a small liberal arts college affiliated with the Presbyterian Church (USA), in Sterling, Kansas, from 1997 to November 2003 where his major accomplishments include development of strategic and business plans, initiation of the nation’s first undergraduate program in social entrepreneurship and selection as its first leadership college by Habitat for Humanity International. From 1992 to 1997, he served as executive director of the Arizona Commission for Postsecondary Education. Dr. Johnson received a B.S. degree in History and Political science from Morningside College, a J.D. degree from Creighton University School of Law, and a Ph.D. degree in Higher Education Administration — Law and Education specialization from Arizona State University.

D. Fleet Wallace previously served as a director of G REIT from April 2002 to January 2008. Mr. Wallace has also served as a director of Grubb & Ellis Company since December 2007, having previously served as a director of NNN Realty Advisors from December 2006 to December 2007. Mr. Wallace also previously served as a director of T REIT, Inc. from May 2002 to July 2007. Mr. Wallace is a Principal and Co-Founder of McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment properties in the Southeast formed in October 2004. Mr. Wallace also serves as a Principal of Greystone Capital Management, LLC, formed in September 2001, and helps manage Greystone Fund, L.P. and Greystone Finance, LLC. Greystone Fund, L.P. is a professionally managed opportunity fund invested primarily in promising venture capital opportunities and distressed assets in the form of real estate, notes and accounts receivable, inventory and other assets. Greystone Finance, LLC provides debt financing to commercial borrowers in Virginia which have limited access to more traditional sources of funding. From April 1998 to August 2001, Mr. Wallace served as Corporate Counsel and Assistant Secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. At United Dominion, he managed general corporate matters for over 150 affiliated entities, negotiated and executed numerous real estate acquisitions and dispositions, and provided legal support on over $1 billion in financing transactions. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with the firm of McGuire Woods in Richmond, Virginia. Mr. Wallace received a B.A. degree in History, and a J.D. degree from the University of Virginia.
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
Compensation of Trustees
Our Trustees currently each receive $750 per meeting, and our Chairman of the Trustees receives an additional $375 per meeting, payable on the first day of each month. Prior to July 2009, the meeting fees were $1,000 for each Trustee and an additional $500 for the Chairman of the Trustees.
The following table sets forth the compensation paid to our Trustees during the year ended December 31, 2009:

Trustee	Role	Meeting Fees ($)
Gary T. Wescombe	Chairman of the Trustees	$12,000
Edward A. Johnson	Trustee	$8,000
D. Fleet Wallace	Trustee	$8,000
W. Brand Inlow	Trustee	$8,000
Gary H. Hunt	Trustee	$8,000

Our Trustees (and previously as the independent directors of G REIT) are entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. However, based on the estimated liquidating distributions of $9.88 per unit as of December 31, 2009, we do not anticipate that any additional milestone payments will be made to the Trustees as we do not anticipate making aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. As of March 29, 2010, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.
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
Item 11. Executive Compensation.
Compensation of Executive Officers
We have no employees or executive officers and have not paid any executive compensation during 2009. Our day-to-day management is performed by our Advisor and its affiliates. We pay these entities fees and reimburse expenses pursuant to the Advisory Agreement. We do not currently intend to hire or compensate any employees or executives. As a result, we do not have, and our Trustees have not considered, a compensation policy or program and as such, we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.
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
The following table sets forth the beneficial ownership of units as of March 29, 2010, as to (i) each beneficiary that is known by us to have beneficially owned more than five percent of the units as of March 29, 2010; and (ii) our Trustees. All such information was provided by the people listed. All percentages have been calculated as of and are based upon 43,920,000 units outstanding at the close of business on such date.

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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Our Advisor manages our day-to-day business affairs and assets and carries out the directives of our Trustees. Our Advisor is a Virginia limited liability company that was formed in April 1998 to advise syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. Prior to our formation, our Advisor held 23,138 shares of common stock of G REIT, which were converted into 23,138 units. Our Advisor intends to retain such units while serving as our Advisor.
Advisory Agreement
The Advisory Agreement between our Advisor and G REIT expired on July 22, 2005. Based on the adoption of the plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters, as defined in the Advisory Agreement. For the year ended December 31, 2009 and for the period from January 28, 2008 through December 31, 2008, we reimbursed our Advisor for expenses of $33,000 and $31,000, respectively, related to its operations and such reimbursement did not exceed the limitations described above.
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

Real Estate Disposition Fee
We may pay our Advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property. We did not pay any real estate disposition fees to our Advisor or its affiliate for the year ended December 31, 2009 or for the period from January 28, 2008 through December 31, 2008.
Lease Commissions
We pay our Advisor or its affiliate a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. We paid our Advisor or its affiliate leasing commissions of $658,000 and $407,000 for the year ended December 31, 2009, and for period from January 28, 2008 through December 31, 2008, respectively.
Property Management Fees
We pay our Advisor or its affiliate a property management fee of 5.0% of the gross revenues from our properties. We paid our Advisor or its affiliate property management fees of $437,000 and $430,000 for the year ended December 31, 2009, and for the period from January 28, 2008 through December 31, 2008.
Incentive Distributions
Our Advisor owned non-voting incentive performance units in the Operating Partnership and was entitled to incentive distributions of operating cash flow after G REIT stockholders received an 8.0% annual return on their invested capital. On January 28, 2008, immediately before the transfer of G REIT’s assets and liabilities to us, the Operating Partnership redeemed the special limited partnership interest held by its advisor, Grubb & Ellis Realty Investors, in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are now our beneficiaries, have received certain returns on their invested capital. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. In accordance with the plan of liquidation, the estimated incentive fee distribution to our Advisor is between $0 and $9,070,000. Based on the valuation of our portfolio as of December 31, 2009, we have not reserved for any incentive fee distribution to our Advisor.
Milestone Payments to our Trustees
D. Fleet Wallace, W. Brand Inlow, Edward A. Johnson, Gary T. Wescombe and Gary H. Hunt, our Trustees (and previously independent directors of G REIT), were entitled to receive certain milestone payments of $25,000 on each of December 31, 2007 and 2006 for serving as members of G REIT’s board of directors and G REIT’s special committee. Our Trustees (and previously as the independent directors of G REIT) are also entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. However, based on the estimated liquidating distributions of $9.88 per unit as of December 31, 2009, we do not anticipate that any additional milestone payments will be made to the Trustees as we do not anticipate making aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. As of March 29, 2010, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.
Related Party Receivables/Payables
Related party receivables consist of amounts due to us from our Advisor and affiliates, and at December 31, 2009 also include amounts due to us from the Western Place I & II tenants in common at its estimated fair value, as a result of amounts we advanced them when paying off the underlying property mortgage. See Note 7, Mortgage Loans Payable Secured by Properties Held for Sale, in the notes to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K for further information. Related party payables consist primarily of amounts due from us to our Advisor and affiliates.

Review, Approval or Ratification of Transactions with Related Persons
All transactions between us and any related person, including our Advisor and its affiliates, are reviewed and approved by our Trustees. Additionally, the plan of liquidation provides that we may sell our remaining assets to one of our affiliates or an affiliate of our Advisor. If we enter such a transaction, we expect that our Trustees will require that and independent third party opine to us as to the fairness of the consideration to be received by us in such transaction, from a financial point of view, or conduct an appraisal of the applicable property as a condition to their approval. In no event will our Trustees approve a transaction if: (i) and independent third party concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) an independent third party concludes that the consideration to be received is less than the appraised value of the applicable property; or (iii) we have received a higher offer for the applicable property from a credible party with whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.
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
Item 14. Principal Accounting Fees and Services.
None.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
(a)(2) Financial Statement Schedules:
The following financial statement schedule for the year ended December 31, 2009 is submitted herewith:

Real Estate and Accumulated Depreciation (Schedule III)	60
All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedules:

Real Estate and Accumulated Depreciation (Schedule III)	60

G REIT LIQUIDATING TRUST
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
As of December 31, 2009 and 2008 (Unaudited)

	December 31,	December 31,
	2009	2008
ASSETS
Real estate investments:
Real estate held for sale	$28,856,000	$39,802,000
Investment in unconsolidated real estate	1,619,000	8,544,000

	30,475,000	48,346,000
Cash and cash equivalents	5,842,000	35,777,000
Accounts receivable, net	1,617,000	2,139,000
Related party receivables	5,338,000	417,000
Asset for estimated receipts in excess of estimated costs during liquidation	424,000	—

Total assets	43,696,000	86,679,000

LIABILITIES

Mortgage loans payable secured by properties held for sale	$—	$19,324,000
Accounts payable and accrued liabilities	2,598,000	2,885,000
Related party payables	146,000	133,000
Security deposits and prepaid rent	443,000	493,000
Liability for estimated costs in excess of estimated receipts during liquidation	—	2,935,000

Total liabilities	3,187,000	25,770,000

Commitments and contingencies (Note 11)
Net assets in liquidation	$40,509,000	$60,909,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT LIQUIDATING TRUST
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Year Ended December 31, 2009 and For the Period from January 28, 2008 through December 31, 2008 (Unaudited)

		Period From
		January 28,
		2008
	Year Ended	through
	December 31,	December 31,
	2009	2008

Net assets in liquidation, beginning of period	$60,909,000

Changes in net assets in liquidation:
Net assets contributed to G REIT Liquidating Trust on January 28, 2008	—	$96,408,000

Changes to asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation:
Operating (income) loss	(925,000)	313,000
Distributions received from unconsolidated property	(208,000)	(242,000)
Payments of liquidation costs and other amounts	2,410,000	1,774,000
Change in estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	2,083,000	(5,753,000)

Change to asset (liability) for estimated costs in excess of estimated receipts during liquidation	3,360,000	(3,908,000)

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	(17,871,000)	(23,404,000)
Change in assets and liabilities due to activity in liability for estimated costs in excess of estimated receipts during liquidation	(1,277,000)	(1,845,000)

Net decrease in fair value	(19,148,000)	(25,249,000)

Liquidating distributions to beneficiaries	(4,612,000)	(6,342,000)

Change in net assets in liquidation	(20,400,000)	(35,499,000)

Net assets in liquidation, end of period	$40,509,000	$60,909,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2009 and For the Period from January 28, 2008 through December 31, 2008 (Unaudited)
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
G REIT was incorporated on December 18, 2001, under the laws of the Commonwealth of Virginia and qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. On September 27, 2004, G REIT was reincorporated in the State of Maryland in accordance with the approval of its stockholders at the 2004 Annual Meeting of Stockholders. G REIT was originally formed to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. G REIT was formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. In 2005, as a result of: (i) then current market conditions; (ii) the increasing costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act); and (iii) the possible need to reduce monthly distributions, the then G REIT board of directors determined that a liquidation would provide G REIT’s stockholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered.
As described below, on February 27, 2006, G REIT’s stockholders approved a plan of liquidation and the eventual dissolution of G REIT. Accordingly, we are engaged in an ongoing liquidation of our assets. As of December 31, 2009, we owned interests in four properties aggregating a total gross leaseable area, or GLA, of approximately 1.3 million square feet, comprised of interests in three consolidated office properties, or the consolidated properties, and one unconsolidated office property, or the unconsolidated property. We refer to these assets collectively as the “remaining assets” or the “properties”. As of December 31, 2009, approximately 52.9% of the total GLA of our consolidated properties was leased and governmental related entities occupied approximately 28.1% of the total consolidated GLA. On January 28, 2008, G REIT transferred all of its interests to us pursuant to the Liquidating Trust Agreement.
Based on the adoption of the plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of an expired advisory agreement, or the Advisory Agreement, between G REIT and our Advisor. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our Advisor is a Virginia limited liability company that was formed in April 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets. Our Advisor advises us, as well as certain other entities which have an ownership interest in our remaining assets, with respect to the management and potential disposition of our remaining assets.

G REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
2. Plan of Liquidation
On December 19, 2005, the board of directors of G REIT approved a plan of liquidation which was thereafter approved by stockholders of G REIT at the Special Meeting of Stockholders held on February 27, 2006. The G REIT plan of liquidation, or the plan of liquidation, contemplates the orderly sale of all of G REIT’s assets, the payment of its liabilities, the winding up of operations and the dissolution of G REIT. G REIT engaged an independent third party to perform financial advisory services in connection with the plan of liquidation, including rendering opinions as to whether the net real estate liquidation value range estimate and G REIT’s estimated per share distribution range were reasonable. In December 2005, an independent third party opined that G REIT’s net real estate liquidation value range estimate and G REIT’s estimated per share distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated by G REIT.
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
On January 22, 2008, G REIT and our Trustees, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, the independent directors of G REIT, entered into the LiquidatingTrust Agreement in connection with our formation. Gary T. Wescombe, the chairman of the G REIT board of directors was appointed the chairman of the Trustees. On January 28, 2008, G REIT transferred its remaining assets to, and its remaining liabilities were assumed by, us in accordance with the plan of liquidation and the Liquidating Trust Agreement. In connection with the transfer of assets to, and assumption of liabilities by, us the stock transfer books of G REIT were closed as of the close of business on the Record Date and each share of G REIT’s common stock outstanding on the Record Date was converted automatically into a unit. Following the conversion of shares to units, all outstanding shares of G REIT’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Stockholders of G REIT on the Record Date were not required to take any action to receive their units. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of G REIT’s common stock. On January 28, 2008, G REIT filed a Form 15 with the United States Securities and Exchange Commission, or the SEC, to terminate the registration of G REIT’s common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and G REIT announced that it would cease filing reports under the Exchange Act. Our Trustees issue to beneficiaries and file with the SEC Annual Reports on Form 10-K and Current Reports on Form 8-K upon the occurrence of a material event relating to us.
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
Our existence will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the date assets were first transferred to G REIT Liquidating Trust, or January 28, 2011. Our existence may, however, be extended beyond the three-year term if our Trustees then determine that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustees have requested and received certain no-action assurances from the Staff of the SEC. Although we can provide no assurances, we currently expect to sell our remaining assets by December 31, 2010 and anticipate completing the plan of liquidation by March 31, 2011.

G REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
Principles of Consolidation
The accompanying consolidated financial statements include our accounts and any variable interest entities, as defined in Financial Accounting Standards Board, Accounting Standards Codification, or FASB Codification, Topic 810, Consolidation, that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation.
Liquidation Basis of Accounting
Under the liquidation basis of accounting, all assets are adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the plan of liquidation, are adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenants-in-common, or TICs, were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of our remaining assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows there from, operations may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statement of net assets. The net assets represent the estimated liquidation value of our remaining assets available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

G REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Minority Interests
Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of December 31, 2009 and 2008, consisted of a 21.5% interest in Western Place I & II.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2009, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.
As of December 31, 2009, we had interests in one property located in California which accounted for 10.5% of our total revenue, and two properties located in Texas which accounted for 89.5% of our total revenue based on contractual base rent from leases in effect as of December 31, 2009. As of December 31, 2009, we had no tenants that accounted for 10.0% or more of our aggregate annual rental income.
Revenue Recognition
Rental revenue is recorded on the contractual basis under the liquidation basis of accounting.
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
Segments
FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in an unconsolidated office building. As such, our operations have been aggregated into one reportable segment for all periods presented.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (now contained in FASB Codification Topic 105). FASB Codification Topic 105 establishes that the FASB Codification will become the single official source of authoritative U.S. GAAP, other than guidance issued by the SEC. Following this statement, the FASB will not issue new standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We adopted FASB Codification Topic 105 in the quarter ended September 30, 2009 and it did not have a material impact on our consolidated financial statements.

G REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
4. Asset (Liability) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) during Liquidation
Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing the plan of liquidation. We currently estimate that we will have estimated operating cash receipts in excess of estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.
The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2009 was as follows:

	December 31,	Cash Payments	Change in	December 31,
	2008	and (Receipts)	Estimates	2009
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$(766,000)	$(1,133,000)	$6,661,000	$4,762,000
Liabilities:
Liquidation costs	(813,000)	398,000	(2,220,000)	(2,635,000)
Capital expenditures	(1,356,000)	2,012,000	(2,359,000)	(1,703,000)

Total liabilities	(2,169,000)	2,410,000	(4,579,000)	(4,338,000)

Total asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	$(2,935,000)	$1,277,000	$2,082,000	$424,000

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

5. Net Assets in Liquidation
Net assets in liquidation decreased $20,400,000, or $0.46 per unit, during the year ended December 31, 2009. The primary reasons for the decrease in net assets were a decrease in real estate assets of $17,871,000, or $0.41 per unit, and a decrease in cash and cash equivalents of $29,935,000, or $0.68 per unit, offset by an increase in related party receivables of $4,921,000, or $0.11 per unit, and a decrease in the mortgage loan liability of $19,324,000 or $0.44 per unit.

G REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The overall decrease in real estate assets during the year ended December 31, 2009 was primarily due to: (i) a decrease of $10,946,000, or $0.25 per unit, in the in the expected liquidation value of consolidated properties; and (ii) a decrease of $6,925,000, or $0.16 per unit, in the expected liquidation value of our unconsolidated property. The decrease in cash and cash equivalents during the year ended December 31, 2009 was primarily due to the April 2009 repayment of the mortgage loan and accrued interest on one of our consolidated properties of $24,668,000 (of which our proportionate share was $19,364,000) including our advance to the other TICs of $5,304,000, and payment of distributions to beneficiaries of approximately $4,612,000, or $0.11 per unit, during the year ended December 31, 2009. The increase in the related party receivables during the year ended December 31, 2009 of $4,921,000, or $0.11 per unit, is primarily due to the principal and accrued interest owed to us by the TICs described above at its estimated fair value.
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
The overall decrease in real estate assets during the period from January 28, 2008 through December 31, 2008 was primarily due to: (i) a decrease of $13,984,000, or $0.32 per unit, due to the sale of Pax River Office Park, located in Lexington, Maryland, or the Pax River Office Park; (ii) a decrease of $17,230,000, or $0.39 per unit, in the in the expected liquidation value of certain other consolidated properties; and (iii) a decrease of $6,174,000, or $0.14 per unit, in the expected liquidation value of our unconsolidated property. The decrease in restricted cash during the period from January 28, 2008 through December 31, 2008 was primarily due to the return of lender required reserves in conjunction with the refinance of the Western Place I & II mortgage loan in February 2008. The increase in cash and cash equivalents during the period from January 28, 2008 through December 31, 2008 was primarily due to the net proceeds of $13,984,000, or $0.32 per unit, received on the sale of the Pax River Office Park property on March 12, 2008 offset by distributions to beneficiaries of approximately $6,342,000, or $0.14 per unit, during the period from January 28, 2008 through December 31, 2008. The increase in the liability for estimated liquidation costs in excess of estimated receipts of $3,908,000, or $0.09 per unit, is primarily due to the change in the projected sales dates of our remaining assets.
The net assets in liquidation as of December 31, 2009 of $40,509,000 plus cumulative liquidating distributions paid through December 31, 2009 of $393,223,000 (which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us), would result in liquidating distributions to our beneficiaries per unit of approximately $9.88 per unit (of which $8.95 per unit has already been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us). These estimates for liquidation distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying asset and change in the underlying assumptions of the projected cash flows.
6. Real Estate Investments
Our real estate investments are comprised of three consolidated properties and one 30% investment in unconsolidated real estate. As of December 31, 2009, all of our consolidated properties and our investment in unconsolidated real estate are considered held for sale in accordance with the plan of liquidation. Under the liquidation basis of accounting, our properties are recorded at fair value less costs to sell, and we will not be acquiring any new properties.
We had no property dispositions during the year ended December 31, 2009 and one property disposition for the period January 28, 2008 through December 31, 2008. On March 12, 2008, we sold the Pax River Office Park property, located in Lexington, Maryland, to Hampshire Global Partners, LLC, an unaffiliated third party, for a sales price of $14,475,000. Our net cash proceeds from the sale were $13,984,000 after payment of closing costs and other transaction expenses. A sales commission of $253,000, or 1.7% of the sales price, was paid to an unaffiliated broker.

G REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
7. Mortgage Loans Payable Secured by Properties Held for Sale
As of December 31, 2009, we had no outstanding mortgage debt. As of December 31, 2008, we had a secured mortgage loan outstanding on Western Place I & II, representing aggregate indebtedness in the principal amount of $24,616,000 (net of holdbacks of $3,384,000, and which included our proportionate share of $19,324,000) consisting of variable rate debt at a weighted-average interest rate of 6.21% per annum.
On February 26, 2008, we, along with our co-owners, or the Western Place Owners, refinanced the Western Place I & II property’s mortgage loan with Wachovia Bank National Association, or Wachovia, in the principal amount of $28,000,000. The loan originally matured on February 28, 2009, and was extended to March 31, 2009, and provided for monthly interest-only payments due on the first day of each calendar month, beginning April 1, 2008. At the option of the Western Place Owners, the loan bore interest at per annum rates equal to: (a) 30-day LIBOR plus 1.65% per annum; or (b) the Prime Rate, as announced by Wachovia from time to time as its prime rate. If any monthly installment that was due was not received by Wachovia on or before the 15th day of each month, the loan provided for a late charge equal to 4.0% of such monthly installment. In the event of a default, the loan also provided for a default interest rate of 4.0% per annum plus the greater of the LIBOR Rate or the Prime Rate. The loan provided for prepayment in whole or in part, without paying a prepayment premium. The loan documents contained certain customary representations, warranties, covenants and indemnities. In addition, the Western Place Owners entered into an interest rate swap agreement, or the ISDA Agreement, in conjunction with the refinancing of the Western Place I & II property. As a result of the ISDA Agreement, the Western Place loan bore interest at a nominal fixed rate of 6.21% per annum from February 26, 2008 through February 28, 2009. As a result of the refinancing, the Western Place Owners borrowed $24,250,000. In addition, there was $3,750,000 available for general tenant improvements, leasing commissions and capital improvements under the mortgage loan, which would have been released as work or leasing costs were incurred and evidence of such costs was provided to the satisfaction of lender. On April 6, 2009, pursuant to the Western Place I & II loan agreement between Wachovia Bank, G REIT- Western Place, LP and the other TIC investors, we paid Wachovia an amount of $24,668,000, representing all outstanding principal and interest due and payable under the loan. This amount represented our pro rata share of $19,364,000, as well as an advance of the other TIC investors’ combined pro rata share of $5,304,000. Pursuant to Western Place I & II’s TIC agreement, to which we and the other TIC investors are parties to, we will receive interest equal to 10.0% per annum on the amount advanced. All amounts advanced, including accrued interest thereon, are due and payable upon the sale of the Western Place I & II property, and are included in Related Parties Receivables on the accompanying consolidated statement of net assets as of December 31, 2009 at its estimated fair value.
8. Minority Interests
Minority interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of December 31, 2009 and 2008, consisted of a 21.5% interest in Western Place I & II.
We have the right to purchase all or any portion of the outstanding undivided TIC interests in Western Place I & II at fair market value. However, we do not intend to acquire any portion of the outstanding undivided TIC interests as we are currently focused on liquidating our remaining assets and liabilities.
9. Future Minimum Rent
Rental Income
We have operating leases with tenants at our consolidated properties that expire at various dates through 2020 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases at our consolidated properties, excluding tenant reimbursements of certain costs, as of December 31, 2009, are summarized as follows:

Year Ending	Amount
2010	$6,704,000
2011	5,108,000
2012	3,673,000
2013	2,795,000
2014	1,859,000
Thereafter	2,091,000

Total	$22,230,000

G REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the year ended December 31, 2009 and for the period from January 28, 2008 through December 31, 2008, the amount of contingent rent earned by us was not significant.
10. Related Party Transactions
Advisory Agreement
Advisory Fees
The Advisory Agreement between our Advisor and G REIT expired on July 22, 2005. Based on the adoption of the plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined, or 25.0% of net income for the previous four quarters, as defined. For the year ended December 31, 2009 and for the period from January 28, 2008 through December 31, 2008, we reimbursed our Advisor for expenses of $33,000 and $31,000, respectively, related to its operations and such reimbursement did not exceed the limitations described above.
Pursuant to the Advisory Agreement, our Advisor or its affiliate is entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.
Real Estate Disposition Fee
We may pay our Advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property. We did not pay any real estate disposition fees to our Advisor or its affiliate for the year ended December 31, 2009 or for the period from January 28, 2008 through December 31, 2008.
Lease Commissions
We pay our Advisor or its affiliate a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. We paid our Advisor or its affiliate leasing commissions of $658,000 and $407,000 for the year ended December 31, 2009 and for the period from January 28, 2008 through December 31, 2008, respectively.
Property Management Fees
We pay our Advisor or its affiliate a property management fee of 5.0% of the gross revenues from our properties. We paid our Advisor or its affiliate property management fees of $437,000 and $430,000 for the year ended December 31, 2009 and for the period from January 28, 2008 through December 31, 2008, respectively.

G REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Incentive Distributions
Our Advisor owned non-voting incentive performance units in the Operating Partnership and was entitled to incentive distributions of operating cash flow after G REIT stockholders received an 8.0% annual return on their invested capital. On January 28, 2008, immediately before the transfer of G REIT’s assets and liabilities to us, the Operating Partnership redeemed the special limited partnership interest held by its advisor, Grubb & Ellis Realty Investors in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are now our beneficiaries, have received certain returns on their invested capital. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. In accordance with the plan of liquidation, the estimated incentive fee distribution to our Advisor is between $0 and $9,070,000. Based on the valuation of our portfolio as of December 31, 2009, we have not reserved for any incentive fee distribution to our Advisor.
Milestone Payments to our Trustees
D. Fleet Wallace, W. Brand Inlow, Edward A. Johnson, Gary T. Wescombe and Gary H. Hunt, our Trustees (and previously independent directors of G REIT), were entitled to receive certain milestone payments of $25,000 on each of December 31, 2007 and 2006 for serving as members of G REIT’s board of directors and G REIT’s special committee. Our Trustees (and previously as the independent directors of G REIT) are also entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. However, based on the estimated liquidating distributions of $9.88 per unit as of December 31, 2009, we do not anticipate that any additional milestone payments will be made to the Trustees as we do not anticipate making aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. As of March 29, 2010, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.
Related Party Receivables/Payables
Related party receivables consist of amounts due to us from our Advisor and affiliates, and at December 31, 2009 also include amounts due to us from the Western Place I & II TICs, at its estimated fair value, as a result of amounts we advanced them when paying off the underlying property mortgage. See Note 7, Mortgage Loans Payable Secured by Properties Held for Sale, for further information. Related party payables consist primarily of amounts due from us to our Advisor and affiliates.
Review, Approval or Ratification of Transactions with Related Persons
All transactions between us and any related person, including our Advisor and its affiliates, are reviewed and approved by our Trustees. Additionally, the plan of liquidation provides that we may sell our remaining assets to one of our affiliates or an affiliate of our Advisor. If we enter such a transaction, we expect that our Trustees will require that an independent third party opine to us as to the fairness of the consideration to be received by us in such transaction, from a financial point of view, or conduct an appraisal of the applicable property as a condition to their approval. In no event will our Trustees approve a transaction if: (i) an independent third party concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) an independent third party concludes that the consideration to be received is less than the appraised value of the applicable property; or (iii) we have received a higher offer for the applicable property from a credible party with whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.
11. Commitments and Contingencies
Operating Leases
The Sutter Square Galleria property , one of our consolidated properties, is subject to a ground lease expiring in 2040 with one ten-year option period thereafter. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement. The aggregate ground lease rent for the year ended December 31, 2009 and for the period from January 28, 2008 through December 31, 2008 was $108,000 and $111,000, respectively.

G REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
Unconsolidated Debt
Total mortgage debt of our unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property, was $93,486,000 as of December 31, 2009. Our pro rata share of the unconsolidated debt, based on our ownership percentage, was $28,046,000 as of December 31, 2009.
On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of its intent to exercise its option to terminate its lease for approximately 67,000 square feet effective January 1, 2008 at the Congress Center property. From January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with T REIT Liquidating Trust (successor of T REIT, Inc.) and NNN 2002 Value Fund, LLC, or our affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2009, we had advanced $102,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Realty has begun marketing efforts to re-lease the space as a result of the lease termination on January 1, 2008; however, the failure to replace this tenant may reduce or delay our liquidating distributions to our beneficiaries.
The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2009, the Congress Center property was in compliance with all such covenants.
Other
Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position and results of operations.
12. Subsequent Event
On March 26, 2010, we entered into a purchase and sale agreement with an unaffiliated third party for the sale of one of our consolidated properties, the Pacific Place property located in Dallas, Texas, for a sale price of $5,300,000. The closing is expected to occur in the second quarter of 2010; however, no assurance can be provided that we will be able to sell the property in the anticipated timeframe, or at all.

G REIT LIQUIDATING TRUST
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

											Maximum Life
											on Which
											Depreciation in
				Gross Amounts at Which Carried at Close of Period							Latest
		Initial Costs to Company					Net				Income
			Buildings and		Buildings and	Accumulated	Liquidation		Date	Date	Statement is
	Encumbrance	Land	Improvements	Land	Improvements	Depreciation(1)	Adjustment(2)	Total	Constructed	Acquired	Computed(1)
Sutter Square Galleria (Office), Sacramento, CA	$—	$—	$8,414,000	$—	$9,194,000	$(581,000)	$—	$8,613,000	1987	October 28, 2003	39 years
Western Place I & II (Office), Fort Worth, TX	24,000,000	2,397,000	27,652,000	2,397,000	33,536,000	(1,517,000)	—	34,416,000	1980	July 23, 2004	39 years
Pacific Place (Office), Dallas, TX	—	1,230,000	24,646,000	1,230,000	26,543,000	(1,372,000)	—	26,401,000	1982	May 26, 2004	39 years
Net Liquidation Adjustment(2)	(5,160,000)	—	—	—	—	—	(39,079,000)	(39,079,000)

Total	$18,840,000	$3,627,000	$60,712,000	$3,627,000	$69,273,000	$(3,470,000)	$(39,079,000)	$30,351,000

The changes in total real estate for the year ended December 31, 2009 are as follows:

Balance as of December 31, 2008 (liquidation basis)	$39,802,000
Capital expenditures	2,011,000
Liquidation adjustment, net (3)	(11,462,000)

Balance as of December 31, 2009 (liquidation basis)	$30,351,000

The changes in total real estate for the period from January 28, 2008 to December 31, 2008 are as follows:

Real estate investments contributed to G REIT Liquidating Trust on January 28, 2008 (liquidation basis)	$71,016,000
Capital expenditures	958,000
Liquidation adjustment, net(3)	(18,188,000)
Disposals	(13,984,000)

Balance as of December 31, 2008 (liquidation basis)	$39,802,000

(1)	Depreciation expense has not been recorded subsequent to December 31, 2005 as a result of the adoption of the plan of liquidation, because all assets are considered held for sale.

(2)	Under the liquidation basis of accounting, our real estate investments are carried at their estimated fair values. The net liquidation adjustment is the cumulative net liquidation adjustment that we and G REIT have made to the carrying value of our remaining real estate investments since we adopted the liquidation basis of accounting as of December 31, 2005.

(3)	Represents the net liquidation adjustment we made to the carrying value of our remaining real estate investments during the period.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G REIT LIQUIDATING TRUST

(Registrant)

By	/s/ Gary T. Wescombe Gary T. Wescombe	Chairman of the Trustees

Date	March 29, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gary T. Wescombe Gary T. Wescombe	Chairman of the Trustees

Date	March 29, 2010

By	/s/ Gary H. Hunt Gary H. Hunt	Trustee

Date	March 29, 2010

By	/s/ W. Brand Inlow W. Brand Inlow	Trustee

Date	March 29, 2010

By	/s/ Edward A. Johnson Edward A. Johnson	Trustee

Date	March 29, 2010

By	/s/ D. Fleet Wallace D. Fleet Wallace	Trustee

Date	March 29, 2010

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

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

21.1	*	Subsidiaries of G REIT Liquidating Trust

31.1	*	Certification of Trustee, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Trustee, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith