Form 10-K
period 2010-12-31
G REIT Liquidating Trust
filed 2011-03-31
CIK 1164246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010. Not applicable.
As of March 31, 2011, there were 43,920,000 units of beneficial interest in G REIT Liquidating Trust outstanding.
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
G REIT was incorporated on December 18, 2001, under the laws of the Commonwealth of Virginia and qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. On September 27, 2004, G REIT was reincorporated in the State of Maryland in accordance with the approval of its stockholders at its 2004 Annual Meeting of Stockholders. G REIT was originally formed to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. G REIT was formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. In 2005, as a result of: (i) then current market conditions; (ii) the increasing costs of corporate compliance (including, without limitation, all applicable federal, state and local regulatory requirements, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act); and (iii) the possible need to reduce monthly distributions, the G REIT board of directors determined that a liquidation would provide G REIT’s stockholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered.
As described below, on February 27, 2006, G REIT’s stockholders approved a plan of liquidation and the eventual dissolution of G REIT. Accordingly, we are engaged in an ongoing liquidation of our assets. As of December 31, 2010, we owned interests in three properties aggregating a total gross leaseable area, or GLA, of approximately 1.0 million square feet, comprised of interests in two consolidated office properties, or the consolidated properties, and one unconsolidated office property, or the unconsolidated property. We refer to these assets collectively as the “remaining assets” or the “properties.” As of December 31, 2010, approximately 88.2% of the total GLA of our consolidated properties was leased and governmental related entities leased approximately 26.6% of the total consolidated GLA.
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
On January 22, 2008, G REIT and our Trustees, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, the independent directors of G REIT, entered into the Liquidating Trust Agreement in connection with our formation. Gary T. Wescombe, the chairman of the G REIT board of directors was appointed the chairman of the Trustees. On January 28, 2008, G REIT transferred its remaining assets to, and its remaining liabilities were assumed by, us in accordance with the plan of liquidation and the Liquidating Trust Agreement. In connection with the transfer of assets to, and assumption of liabilities by us, the stock transfer books of G REIT were closed as of the close of business on the Record Date and each share of G REIT’s common stock outstanding on the Record Date was converted automatically into a unit of beneficial interest. Following the conversion of shares to units, all outstanding shares of G REIT’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Stockholders of G REIT on the Record Date were not required to take any action to receive their units. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of G REIT’s common stock. On January 28, 2008, G REIT filed a Form 15 with the United States Securities and Exchange Commission, or the SEC, to terminate the registration of G REIT’s common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and G REIT announced that it would cease filing reports under the Exchange Act. Our Trustees issue to beneficiaries and file with the SEC (i) Annual Reports on Form 10-K and (ii) Current Reports on Form 8-K upon the occurrence of a material event relating to us.
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
Our existence will terminate upon the earliest of (i) the distribution of all of our remaining assets in accordance with the terms of the Liquidating Trust Agreement, or (ii) January 28, 2014. Our existence may, however, be extended beyond the three-year term if our Trustees then determine that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustees have requested and received certain no-action assurances from the Staff of the SEC. Although we can provide no assurances, we currently expect to sell our remaining assets by December 31, 2012 and anticipate completing the plan of liquidation by March 31, 2013.
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
Our Advisor
Based on the adoption of the plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of an expired advisory agreement, or the Advisory Agreement, between G REIT and our Advisor. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our Advisor is a Virginia limited liability company that was formed in April 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets. Our Advisor advises us, as well as certain other entities, which have an ownership interest in one of our remaining assets, with respect to the management and potential disposition of our remaining assets.

Current Investment Objectives and Policies
In accordance with the plan of liquidation, our primary objective is to obtain the highest possible sales value for our remaining assets, while attempting to increase or maintain the current value and income from these investments. Due to the adoption of the plan of liquidation, we will not acquire any new properties, and we are focused on liquidating our remaining assets. However, we cannot assure our beneficiaries that we will achieve these objectives or that the capital of our beneficiaries will not decrease.
In accordance with the plan of liquidation, we currently consider various factors when evaluating potential property dispositions. These factors include, without limitation, (i) the ability to sell our remaining assets at the highest possible price in order to maximize the return to our beneficiaries and (ii) the ability of prospective buyers to finance the acquisition of our assets. Until we successfully sell our remaining assets, our primary operating strategy is to enhance the performance and value of the properties through strategies designed to address the needs of current and prospective tenants. These strategies include:
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
As of March 31, 2011, we owned two consolidated properties and a 30.0% interest in one unconsolidated property. One of the consolidated properties is located in Texas and one is located in California. As of December 31, 2010, approximately 88.2% of the total GLA of our consolidated properties was leased and governmental related entities leased approximately 26.6% of the total consolidated GLA. Our 30.0% interest in the one unconsolidated property, which is located in Illinois, has an aggregate GLA of approximately 520,000 square feet. Most of our leases are “gross” leases with terms of five years or more, usually providing for a base minimum annual rent with periodic increases. Our gross leases typically require that we pay all or a majority of the operating expenses, including real estate taxes, special assessments, utilities, insurance and building repairs related to the property. In addition, most of our government tenant leases may permit tenants to terminate under certain circumstances, including, for example, in the event of their failure to obtain financial appropriations or in the event of the termination or non-renewal of a material contract.
Liquidation Update
On May 3, 2010, we sold Pacific Place, located in Dallas, Texas, or the Pacific Place property, to an unaffiliated third party for a sales price of $5,300,000. Our net cash proceeds from the sale were $5,088,000 after payment of closing costs and other transaction expenses. A sales commission of $98,000, or 1.8% of the sales price, was paid to Grubb & Ellis Company, or Grubb & Ellis, the parent company of our Advisor.
We continue to focus on improving rental income and cash flow by aggressively marketing rentable space and extending and renewing existing leases for all our properties. We currently expect to sell our remaining assets by December 31, 2012 and anticipate completing our liquidation by March 31, 2013. However, we can provide no assurance that we will be able to accomplish this within the stated timeframe.
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

Tax Treatment
We have issued an annual information statement to our beneficiaries with tax information for their tax returns for the years ended December 31, 2010 and 2009. Beneficiaries are urged to consult with their tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.
Reports to Beneficiaries
Our Trustees issue to beneficiaries and file with the SEC (i) Annual Reports on Form 10-K and (ii) Current Reports on Form 8-K upon the occurrence of a material event relating to us. The Annual Reports show our assets and liabilities at the end of each fiscal year and our receipts and disbursements for the period. The Annual Reports also describe changes in our assets and the actions taken by our Trustees during the period.
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
Distributions
For the year ended December 31, 2010, we paid approximately $6,306,000, or $0.15 per unit, in distributions to our beneficiaries. We estimate that we will pay future aggregate cash distributions of approximately $37,759,000 or $0.86 per unit, based upon estimated net proceeds from the sale of our remaining assets, the estimated timing of such sales, amounts required to settle known liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities, and other considerations. Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from our estimate.
For the year ended December 31, 2009, we paid approximately $4,612,000, or $0.11 per unit, in distributions to our beneficiaries.
As of March 31, 2011, we estimate that the aggregate net proceeds from our liquidation will be approximately $437,288,000 (of which approximately $399,529,000 has already been paid, which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $9.96 per unit in aggregate liquidating distributions (of which $9.10 per unit has already been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us).
Competition
As we complete the plan of liquidation, we will be in competition with other sellers of similar properties, or interests in properties, to locate suitable purchasers which may result in us receiving lower net proceeds than our estimated liquidation proceeds. Additionally, until we sell our remaining assets, we will compete with a considerable number of other real estate companies seeking to lease office space, some of which have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and the reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national, regional and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

As of March 31, 2011, we hold interests in properties located in Texas, California and Illinois. Other entities managed by our Advisor and its affiliates also own property interests in some of the same regions in which we own property interests and such properties are managed by an affiliate of our Advisor. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by our Advisor or its affiliates. Our Advisor and its affiliates have interests that may vary from those we may have in such geographic markets.
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
Property Sales
On May 3, 2010, we sold the Pacific Place property to an unaffiliated third party for a sales price of $5,300,000. Our net cash proceeds from the sale were $5,088,000 after payment of closing costs and other transaction expenses. A sales commission of $98,000, or 1.8% of the sales price, was paid to Grubb & Ellis, the parent company of our Advisor.

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
As of March 31, 2011, none of our properties are subject to a binding sales agreement providing for its disposition. In calculating the estimated range of liquidating distributions to our beneficiaries, we assumed that we would be able to find buyers for our properties at an amount based on our best estimate of market value for each property. However, we may have overestimated the sales price that we will ultimately be able to obtain for these assets. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating distributions to our beneficiaries would be delayed and/or reduced. Furthermore, the projected amount of liquidating distributions to our beneficiaries are based upon the appraisal of our properties, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from Congress Center, located in Chicago, Illinois, or the Congress Center property, may also be affected by the terms of prepayment or assumption costs associated with debt encumbering the property. In addition, co-ownership matters, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net liquidation proceeds from the assets.
The downturn in the credit markets may increase the cost of borrowing, and may make it difficult for prospective buyers of the properties to obtain financing, which would have a material adverse effect on our liquidation.
Ongoing turmoil in the financial markets has had an adverse impact on the credit markets and, as a result, the availability of credit has become more expensive and difficult to obtain. Most lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on prospective buyers of our properties resulting from, but not limited to, an inability to assume the current loans on the Congress Center property which mature on October 1, 2014 and/or otherwise finance the acquisition of our properties on favorable terms, if at all, due to increased financing costs, stricter loan-to-value ratios requiring significantly higher cash down payments upon purchase or financing with increasingly restrictive covenants.
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
Our liquidation is subject to the risks of a national economic slowdown or disruption, other changes in national, regional or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from our properties, which would have a materially adverse effect on our ability to dispose of them, and subsequently our ability to pay distributions to our beneficiaries:
•	poor economic times may result in defaults by tenants at our properties. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;
•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;
•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels;
•	changes in interest rates and availability of debt financing could render the sale of our properties difficult or unattractive;
•	periods of high interest rates may reduce cash flow from leveraged property;
•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns; and
•	inability to increase or maintain the current occupancy rates and/or further deterioration of property values may prevent prospective buyers from obtaining financing for the acquisition of our properties due to stricter loan to value ratios, which would increase the amount of cash needed to purchase the property.
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
We acquired our interests in the Congress Center property and Western Place I & II, located in Fort Worth, Texas, or the Western Place property, through co-ownership arrangements with affiliates of our Advisor. Each co-owner is required to approve all sales, refinancings, leases and lease amendments. These acquisitions were financed, in part, by loans under which we may have been or are jointly and severally liable for the entire loan amount along with the other co-owner(s). As of December 31, 2010, only the Congress Center property has outstanding mortgage loans. The terms of these co-ownership arrangements may be more favorable to the co-owner(s) than to our beneficiaries. In addition, investing in properties through co-ownership arrangements subjects those investments to risks not present in a wholly owned property, including, among others, the following:
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
We may delay or reduce our estimated liquidating distributions.
As of March 31, 2011, we estimate that our net proceeds from liquidation will be approximately $437,288,000 (of which approximately $399,529,000 has already been paid, which includes $382,700,000 paid to G REIT shareholders prior to the transfer of G REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $9.96 per unit in liquidating distributions (of which $9.10 per share has already been paid, which includes $8.70 per share paid to G REIT shareholders prior to the transfer of G REIT’s assets and liabilities to us). However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our beneficiaries may be more or less than we currently estimate. In addition, the liquidating distributions may be paid later than we predict.
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
The underlying value of our properties may be reduced by a number of factors that are beyond our control, including, without limitation, the following:
•	further adverse changes in economic conditions;
•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;
•	terminations and/or less favorable renewals of leases by our tenants;
•	competition from similar properties in the applicable geographic region; and
•	changes in real estate tax rates and other operating expenses.

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
If we are not able to sell our properties in a timely manner, we may experience severe liquidity problems, may not be able to meet our obligations to our creditors and ultimately may become subject to bankruptcy proceedings, which could subject our properties to foreclosure actions.
In the event we are not able to sell our properties within a reasonable period of time and for a reasonable amount, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations to our creditors in a timely manner. If we cannot meet our obligations to our creditors in a timely manner, we may ultimately become subject to bankruptcy proceedings, which could subject our properties to foreclosure actions.
We may be unable to secure funds for future capital improvements, which could adversely impact our ability to attract or retain tenants, and subsequently pay liquidating distributions to our beneficiaries.
In order to attract and retain tenants, our properties may be required to expend funds for capital improvements. In addition, they may require substantial funds for renovations in order to be sold, upgraded or repositioned in the market. If the property has insufficient capital reserves, it will have to obtain financing from other sources. Our properties have established capital reserves in an amount they believe is necessary, in their discretion. A lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet the property’s cash needs, the property may have to obtain financing from either affiliated or unaffiliated sources to fund cash requirements. We cannot assure our beneficiaries that sufficient financing will be available to the properties or, if available, will be available to it on economically feasible terms or on terms that would be considered acceptable. Moreover, certain reserves required by a lender may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital improvements at the properties will increase interest expense, which could have a negative impact on the proceeds we receive from the sale of the property, and therefore, our ability to pay liquidating distributions to our beneficiaries may be adversely affected.

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
Historically, extraordinary corporate actions by a company, such as the plan of liquidation, may sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the plan of liquidation. As of March 31, 2011, no such lawsuits relative to the plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Trustees’ attention from executing the plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages; however, they may be significant and may reduce our cash available for distribution to our beneficiaries.
Our Advisor has conflicts of interest that differ from our beneficiaries’ interests as a result of the liquidation.
Our Advisor has interests in the liquidation that are different from our beneficiaries’ interests as a beneficiary. Our Trustees are aware of these actual and potential conflicts of interest, some of which are summarized below.
•	Our Advisor or its affiliates receive compensation under the Advisory Agreement, including fees for disposing of our interests in our properties. Our Advisor has engaged its affiliate, Triple Net Properties Realty, Inc., or Realty, to provide various services to us in connection with our properties, including disposing of our remaining assets. In accordance with the plan of liquidation, our Advisor or Realty will be paid to liquidate our remaining assets pursuant to the Advisory Agreement. Based on the estimated sales prices of our remaining assets as of December 31, 2010, we estimate that we will pay fees to Realty or its affiliates of approximately $825,000 for disposing of our remaining assets during liquidation. Our Advisor or Realty also have agreements with certain affiliated co-owners of our properties, pursuant to which our Advisor will also receive fees for the disposition of the affiliated co-owners’ interests in the properties. Based on our estimated sales prices as of December 31, 2010, we estimate that the total fees that will be received by our Advisor or Realty from the affiliated co-owners will be approximately $1,125,000, which includes the fees to be received by our Advisor under the Advisory Agreement. Moreover, if we sell one or more of our remaining assets to one of our affiliates or an affiliate of our Advisor, our Advisor and Realty may receive additional fees from the purchaser of the property.

•	Our Advisor owns 23,138 units, and therefore, in accordance with the plan of liquidation, based on the net assets in liquidation as of December 31, 2010, plus liquidating distributions to our beneficiaries through December 31, 2010, will be entitled to receive approximately $230,000 in liquidating distributions. These estimates include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.
•	Our Trustees own a total of 45,000 units in the aggregate and, therefore, in accordance with the plan of liquidation, based on the net assets in liquidation as of December 31, 2010, plus liquidating distributions to our beneficiaries through December 31, 2010, will be entitled to receive approximately $448,000 in liquidating distributions. These estimates include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sales, the performance of the underlying assets and change in the underlying assumptions of the projected cash flows.
•	As of March 31, 2011, based upon the satisfaction of performance milestones to date, each of our Trustees has received milestone payments of $50,000 from G REIT and/or G REIT Liquidating Trust. Under the plan of liquidation, G REIT’s independent directors were entitled to receive certain milestone payments of $25,000 on each of December 31, 2007 and 2006 for serving as members of G REIT’s board of directors and G REIT’s special committee. Our Trustees (and previously as the independent directors of G REIT) are also entitled to receive a milestone payment of $50,000 each when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. However, based on the estimated liquidating distributions of $9.96 per unit as of December 31, 2010, we do not anticipate that any additional milestone payments will be made to the Trustees as we do not anticipate making aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries.
•	The plan of liquidation permits us to sell one or more of our remaining assets to one or more of our affiliates, but only if the transaction is approved by our Trustees. If we enter such a transaction, our Trustees will only approve the transaction if (i) they determine that the consideration to be received by us in connection with such transaction is fair to us and the transaction is in our best interests, and (ii) we have obtained an appraisal of such asset showing that the proposed sale price is within the appraiser’s range of estimated values for the asset, or we have obtained an opinion from and independent third party that the consideration to be received by us in connection with such sale is fair to us from a financial point of view. We expect that our Trustees will require that an independent third party opine to us, from a financial point of view, as to the fairness of the consideration to be received by us in such transaction or conduct an appraisal of the underlying property. In no event will our Trustees approve a transaction if we have received a higher offer for the property from a credible buyer whom we reasonably believe is ready, able and willing to close the transaction on the proposed terms. Additionally, if we sell one or more of our remaining assets to unaffiliated third parties or our affiliates, Realty, our Advisor, or an affiliate of our Advisor may manage one or more of such properties following their sale, which would entitle Realty, our Advisor, or an affiliate of our Advisor to receive additional fees.
•	Our Advisor is entitled to receive certain incentive distributions from net proceeds from the sale of our remaining assets after our beneficiaries have received their invested capital, plus an 8.0% return on such invested capital. After the sale of our remaining assets, and payment of, or adequate provision for, the debts and obligations, our Advisor may receive an incentive performance distribution between approximately $0 and $9,070,000. Based on the valuation of our portfolio as of December 31, 2010, we do not expect to pay and have not reserved for any incentive fee distribution to our Advisor.

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
Our success is dependent on the performance of our Advisor, its executive officers and employees.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our Advisor, its executive officers and its employees in the determination of any financing arrangements, the management and disposition of our assets and the operation of our day-to-day activities. We rely on the management ability of our Advisor as well as the management of any entities or ventures in which we co-invest. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our Advisor’s ability to allocate time and/or resources to our operations may be adversely affected. If our Advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted.
Our Advisor has become aware of bankruptcy filings effected by two unaffiliated, individual investor entities, who are minority owners in two tenant-in-common, or TIC, programs that were originally sponsored by our Advisor. Our Advisor provided non-recourse/carve-out guarantees for each of these properties, which only impose liability on our Advisor if certain acts prohibited by the loan documents take place. Liability under these non-recourse/carve-out guarantees may be triggered by the voluntary bankruptcy filings made by the two unaffiliated, individual investor entities. As a consequence of these bankruptcy filings, our Advisor may become liable under these guarantees and related indemnification obligations for the benefit of the mortgage lender in connection with these TIC programs. While our Advisor’s ultimate liability under these guarantees is uncertain as a result of numerous factors, including, without limitation, the amount of the lender’s credit bids at the time of foreclosure, the ultimate disposition of the individual bankruptcy proceedings, and the defenses our Advisor may raise under the guarantees, such liability may be in an amount in excess of our Advisor’s net worth. Our Advisor is investigating the facts and circumstances surrounding these events, and the potential liabilities related thereto, and intends to vigorously dispute any imposition of any liability under any such guarantee or indemnity obligation.

Our Advisor has also been involved in multiple legal proceedings with respect to one of these TIC programs, including an action pending in state court in Austin, Texas, or the Texas Action, and an arbitration proceeding being conducted in California, or the Arbitration. In the Texas Action, our Advisor and an affiliate are pursuing claims against the developers and sellers of the property and other defendants to recover damages arising from undisclosed ground movement. The outcome of the Texas Action, and the damages, if any, that our Advisor and its affiliate will recover, are uncertain. In the Arbitration, TIC investors are asserting, among other things, that our Advisor should bear responsibility for alleged diminution in the value of the property and their investments as a result of ground movement. The Arbitration has been bifurcated into two phases. In the first phase, the arbitrator ruled in favor of the TIC investors, finding, among other things, that the TIC investors had properly terminated the property management agreement for cause. The second phase of the Arbitration involves the TICs’ claims for damages. The hearing will be conducted in June 2011 and will result in the arbitrator’s determination of whether the TICs have proven any of their claims and what damages, if any, should be awarded against our Advisor. Our Advisor is vigorously defending against those claims. Our Advisor has tendered this matter to its insurance carriers for indemnification and will vigorously pursue coverage. While the outcome of the second phase of the Arbitration is uncertain, an adverse determination by the arbitrator could result in a material and adverse effect on our Advisor’s financial condition, results of operations and cash flows.
Our success is dependent on the performance of our Advisor, which could be adversely impacted by the performance of its parent company.
Our Advisor is a wholly owned direct subsidiary of NNN Realty Advisors, Inc., or NNNRA, which is a wholly owned indirect subsidiary of Grubb & Ellis. Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our Advisor, its executive officers and its employees. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with NNNRA or Grubb & Ellis, our Advisor’s ability to allocate time and/or resources to our operations may be adversely affected. If our Advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted.
NNNRA is a guarantor on the mortgage loans of several TIC programs that it has sponsored. Under the guaranty agreements, NNNRA is required to maintain a specified level of minimum net worth. As of December 31, 2010, NNNRA’s net worth was below the contractually specified levels with respect to approximately 30 percent of its managed TIC programs. While this circumstance does not, in and of itself, create any direct recourse liability for NNNRA, failure to meet the minimum net worth on these programs could result in the imposition of an event of default under these TIC loan agreements and NNNRA potentially becoming liable for up to $6.0 million, in the aggregate, of certain partial-recourse guarantee obligations of the underlying mortgage debt for certain of these TIC programs. To date, no events of default have been declared with respect to the guarantor net worth requirement.
In addition, Grubb & Ellis’ business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slowdown in Grubb & Ellis’ industry, which Grubb & Ellis anticipates will continue through 2011. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that Grubb & Ellis has already experienced, and could continue to put downward pressure on Grubb & Ellis’ revenues and operating results. To the extent that any decline in Grubb & Ellis’ revenues and operating results impacts the performance of NNNRA or our Advisor, our financial condition and results of operations could also suffer.
Furthermore, on March 21, 2011, Grubb & Ellis announced, among other things, that it had retained JMP Securities LLC as an advisor to explore strategic alternatives for Grubb & Ellis, including a potential merger or sale transaction. On March 30, 2011, Grubb & Ellis also announced that it entered into a commitment letter and exclusivity agreement with Colony Capital Acquisitions, LLC, pursuant to which (i) Colony Capital Acquisitions, LLC and one or more of its affiliates, or collectively, Colony, agreed to provide an $18,000,000 senior secured term loan credit facility, or the Senior Secured Credit Facility, and (ii) Colony obtained the exclusive right for 60 days, commencing on March 30, 2011, to negotiate a strategic transaction with Grubb & Ellis. The entering into the Senior Secured Credit Facility, and all closings thereunder, are subject to customary terms and provisions, including delivery of opinions, good standing certificates, and customary representations, warranties and covenants, and there can be no assurance that the Senior Secured Credit Facility or any strategic transaction with Colony will be completed. A failure to close the Senior Secured Facility or a strategic transaction with Colony could have a material adverse affect on Grubb & Ellis’ business and financial condition. To the extent that Grubb & Ellis’ business and financial condition is adversely affected, our financial condition and results of operations could also be adversely affected.
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
Upon the transfer of G REIT’s assets and liabilities to us on January 28, 2008, for federal income tax purposes, each beneficiary will be treated as having received a pro rata share of the assets transferred to us, less such beneficiary’s pro rata share of the liabilities assumed by us. We believe that we have qualified as a “liquidating (grantor) trust” for federal income tax purposes and will generally not be subject to federal income tax. As a result, each beneficiary will need to take into account the effect of the transfer of assets when computing his or her taxable income. In the event that we have not sold any or all of our remaining assets by March 31, 2013, or made liquidating distributions to our beneficiaries from the sale of our remaining assets, our beneficiaries may recognize taxable income as a result of the transfer of the remaining assets to us without having received any funds to pay the related federal income taxes on such taxable income. In addition, our beneficiaries may recognize additional taxable income from the eventual sale of the remaining assets to the extent the proceeds from such sale are greater than the basis in such assets, which will include the gain recognized by our beneficiaries upon conversion to the liquidating trust, offset by the depreciation of the assets so long as such assets are held by us.
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
We rely on borrowings to partially fund capital expenditures and other items. As of December 31, 2010, there was $92,054,000 of debt outstanding related to the Congress Center property, our proportionate share of which was $27,616,000. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

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
As of March 31, 2011, rent paid by our tenants at our properties represented 100% of our annualized revenues. The revenue generated by the properties is substantially dependent on our ability to retain our current tenants and on the financial condition of the significant tenants at the properties. As of December 31, 2010, rent by our ten largest tenants at our consolidated properties represented 50.9% of our annualized revenues. We have 18 leases at our consolidated properties for an aggregate of 114,000 square feet, or 23.4% of the consolidated GLA, expiring through December 2012. Our inability to retain our significant tenants or any event of bankruptcy, insolvency or a general downturn in the business of any of our significant tenants may result in the failure or delay of such tenants’ rental payments to us, which may have an adverse impact on our financial performance and our ability to pay distributions to our beneficiaries.
Since our cash flow is not assured, we may not pay distributions in the future.
Our ability to pay distributions, including liquidating distributions to our beneficiaries, may be adversely affected by the risks described herein. We cannot assure our beneficiaries that we will be able to pay distributions in the future. We also cannot assure our beneficiaries that the level of our distributions will increase over time or the receipt of income from additional property acquisitions will necessarily increase our cash available for distribution to our beneficiaries.
Lack of diversification and illiquidity of real estate may make it difficult for us to sell an underperforming property or recover our investment in a property.
Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to the plan of liquidation, we expect to liquidate our remaining assets by December 31, 2012; however, due to the illiquid nature of real estate and the short timeframe that we have to sell our remaining assets, we may not recoup the estimated fair value we have recorded as of December 31, 2010 by December 31, 2012. We cannot provide assurance that we will be able to dispose of our remaining assets by December 31, 2012, which could adversely impact the timing and amount of distributions.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more of our properties.
Our portfolio lacks geographic diversity due to its limited size and the fact that as of March 31, 2011, we have only three remaining assets, located in three states: Texas, California and Illinois. The geographic concentration of the properties exposes us to economic downturns in these regions. A regional recession impacting these states could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of the properties. In addition, our properties may face competition in these geographic regions from other properties owned, operated or managed by our Advisor or its affiliates or third parties. Our Advisor or its affiliates have interests that may vary from ours in such geographic market.
Losses for which we either could not or did not obtain insurance will adversely affect our earnings and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.
We endeavor to maintain comprehensive insurance on the property we own, including liability and fire and extended coverage, in amounts sufficient to permit the replacement of the one remaining unconsolidated property in the event of a total loss, subject to applicable deductibles. However, we could still suffer a loss due to the cost to repair any damage to the one remaining unconsolidated property that is not insured or is underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of our one remaining unconsolidated property, we could lose both our invested capital and anticipated profits from such one remaining unconsolidated property.
In addition, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements, including insurance carrier rating requirements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.
There is currently no public market for our units of beneficial interest and the units of beneficial interest may not be transferred except by operation of law or upon the death of a beneficiary.
Our beneficiaries will not be able to transfer their units other than in limited circumstances. The units of beneficial interest are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units of beneficial interest are not transferable except by will, intestate succession or operation of law.
Our properties were purchased at a time when the commercial real estate market was experiencing substantial influxes of capital investment and competition for properties; therefore our properties may not maintain their current value or may further decrease in value.
The commercial real estate market experienced a substantial influx of capital from investors prior to the recent market turmoil. This substantial flow of capital, combined with significant competition for real estate, resulted in inflated purchase prices for such assets. Our properties were purchased in such an environment; therefore, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it has attracted, or if the number of companies seeking to acquire such assets decreases, our returns will be lower. The current estimated value our properties is less than the purchase prices we paid for such properties and we can give no assurance that the properties will maintain their current value, or that the values will not continue to decrease even further.
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

Our Advisor also advises T REIT Liquidating Trust, and manages NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC, as well as other private TIC programs and other real estate programs, all of which may compete with us or otherwise have similar business interests and/or investment objectives. Some of the executive officers and employees of our Advisor also serve as officers of NNN 2003 Value Fund, LLC. Additionally, our Advisor is a wholly owned indirect subsidiary of Grubb & Ellis, and certain executive officers and employees of our Advisor collectively may own de-minimis interests in Grubb & Ellis. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our Advisor, Grubb & Ellis and its affiliated entities. These conflicts of interest could:
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
Any existing or future agreements between us and our Advisor, Realty or their affiliates were not and will not be reached through arm’s length negotiations. Thus, such agreements may not solely reflect our beneficiaries’ interests. For example, the terms of the Advisory Agreement, which we continue to operate under, were not the result of arm’s length negotiations. As a result, this agreement may be relatively more favorable to our Advisor than to us.
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
As of March 31, 2011, we had a 87.5% and 12.5% concentration of tenants in our consolidated properties located in Texas and California, respectively, based on aggregate annualized rental income as of December 31, 2010. We are susceptible to adverse developments in Texas and California (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, Texas and California state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the Texas and California office space markets (such as oversupply of or reduced demand for office space). The State of California is also generally regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse economic or real estate developments in Texas and California, or any decrease in demand for office space resulting from California’s regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow and our ability to pay liquidating distributions to our beneficiaries.

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
Rent from government tenants represented approximately 31.6% of our revenues from consolidated properties for the year ended December 31, 2010. In addition, government tenants leased 26.6% of our total consolidated leased space as of December 31, 2010. Any default by the U.S. government, or its failure to renew its leases with us upon their expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenues and could decrease the ultimate value of the affected property upon sale. Further, failure on the part of a tenant to comply with the terms of a lease may cause us to find another tenant. We cannot assure our beneficiaries that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms.
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
As of December 31, 2010, we owned two consolidated office properties, one located in California and one located in Texas, with an aggregate GLA of 488,000 square feet. We also owned a 30.0% interest in one unconsolidated office property located in Illinois with an aggregate GLA of 520,000 square feet. As of December 31, 2010, 26.6% of the aggregate GLA of our consolidated properties was leased to governmental related entities.

The following table presents certain additional information about our consolidated properties as of December 31, 2010:

							% Total of		Annual
		GLA	% of	%	Date	Annual	Annualized	Physical	Rent per
Property	Location	(Sq Ft)	GLA	Owned	Acquired	Rent(1)	Rent	Occupancy	Sq Ft(2)
Sutter Square Galleria	Sacramento, CA	61,000	12.5%	100.0%	10/28/03	$1,206,000	15.8%	90.5%	$21.80
Western Place I & II	Fort Worth, TX	427,000	87.5	78.5%	07/23/04	6,406,000	84.2	87.9%	$17.06

Totals		488,000	100.0%			$7,612,000	100.0%	88.2%	$17.67

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2010.

(2)	Average annual rent per occupied square foot as of December 31, 2010.
The following information generally applies to our consolidated properties:
•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets; and
•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants.
Significant Tenants
As of December 31, 2010, none of the tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.
Ownership Information
The following is a summary of our organizational structure and the properties we owned and held interests in as of December 31, 2010:

Ownership of Congress Center
The following is a summary of the ownership interests in our unconsolidated property, the Congress Center property, as of December 31, 2010:
Ownership of Western Place I & II
The following is a summary of the ownership interests in one of our consolidated properties, Western Place I & II, as of December 31, 2010:

Lease Expiration Table
The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at the consolidated properties as of December 31, 2010, by number, square feet, percentage of leased area and annual base rent:

			% of Leased		% of Total
		Total Square Feet	Area	Annual Rent	Annual Rent
	Number of	of	Represented by	Under Expiring	Represented by
Year Ending December 31	Leases Expiring	Expiring Leases	Expiring Leases	Leases(1)	Expiring Leases(1)

2011(2)	10	44,000	10.4%	$730,000	9.6%
2012	10	70,000	16.4	1,301,000	17.1
2013	14	127,000	29.7	2,334,000	30.7
2014	9	58,000	13.6	1,038,000	13.6
2015	9	86,000	20.1	1,510,000	19.8
Thereafter	6	42,000	9.8	699,000	9.2

Total	58	427,000	100.0%	$7,612,000	100.0%

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2010.

(2)	Leases that have been extended on a month-to-month basis are included with the leases scheduled to expire during the year ended December 31, 2011.
Concentration of Tenants
The following table sets forth information as to the ten largest tenants at our consolidated properties as of December 31, 2010, based upon aggregate annual rental income:

			% of
		Current	Total	Rentable
		Annual	Rental	Square	Lease
Lessee	Property	Base Rent	Income	Feet	Expiration
Lockheed Martin/EIS*	Western Place I & II	$689,000	9.1%	38,000	12/31/2013
BAE Systems*	Western Place I & II	651,000	8.6	36,000	04/30/2012
UC Davis Extension*	Sutter Square Galleria	440,000	5.8	21,000	12/31/2013
U.S. General Services Administration*	Western Place I & II	374,000	4.9	20,000	Various(1)
Apex Capital Corp.	Western Place I & II	363,000	4.8	21,000	12/31/2015
Taylor, Olson, Adkins, Sralla & Elam	Western Place I & II	321,000	4.2	20,000	11/30/2014
Leprechaun LLC	Western Place I & II	305,000	4.0	20,000	01/31/2020
Radiological Associates of Sacramento	Sutter Square Galleria	267,000	3.5	11,000	08/31/2015
Plains Capital Group	Western Place I & II	232,000	3.0	11,000	02/28/2014
LIFO Systems	Western Place I & II	232,000	3.0	12,000	11/30/2013

Total		$3,874,000	50.9%	210,000

*	Government entity or government contractor.

(1)	There are two leases with the GSA. One lease for 8,165 square feet expires on October 31, 2012 and another for 11,326 square feet expires July 31, 2014.
The loss of the above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

Geographic Diversification; Concentration Table
The following table lists the states in which our consolidated properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2010:

		Aggregate	Approximate	Current	Approximate
	No. of	Rentable	% of Rentable	Annual Base	% of Aggregate
State	Properties	Square Feet	Square Feet	Rent	Annual Rent
Texas	1	427,000	87.5%	$6,406,000	84.2%
California	1	61,000	12.5	1,206,000	15.8

Total	2	488,000	100.0%	$7,612,000	100.0%

We are also subject to a concentration of regional economic exposure as 84.2% of our current aggregate annual base rental income is generated by our consolidated property located in Texas. Regional or local economic downturns impacting Texas could adversely impact our operations.
Indebtedness
As of December 31, 2010, we have no outstanding mortgages on our consolidated properties. On April 6, 2009, we repaid in full a then existing mortgage on the Western Place I & II property with an aggregate principal and interest amount outstanding of $24,668,000. This was variable rate debt at a weighted-average interest rate of 6.21% per annum, and we had a fixed rate interest rate swap agreement in place that effectively fixed the interest rate at 6.21% per annum. The April 2009 repayment amount represented our pro rata share of the mortgage and interest of $19,364,000, as well as an advance of the other TIC investors combined pro rata share of $5,304,000. Under the existing Western Place I & II TIC agreement, we were allowed to advance funds to the other TIC investors to cover their capital call, and those advances would earn interest at the rate of 10.0% per annum. All amounts advanced, and accrued interest thereon, are due and payable upon the sale of the Western I & II property.
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
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.	Legal Proceedings.
None.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no public market for the units of beneficial interests in G REIT Liquidating Trust. The units are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units are not transferable except by operation of law, will or intestate succession.
Beneficiaries
As of March 31, 2011, we had approximately 13,142 beneficiaries.
Distributions
For the year ended December 31, 2010, we paid distributions of approximately $6,306,000, or $0.15 per unit, to our beneficiaries. For the year ended December 31, 2009, we paid distributions of approximately $4,612,000, or $0.11 per unit, to our beneficiaries. From January 28, 2008 through December 31, 2008, we paid distributions of approximately $6,342,000, or $0.14 per unit, to our beneficiaries. Prior to the formation of our liquidating trust, G REIT paid distributions of $382,270,000 to the G REIT stockholders.
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

	December 31,	December 31,	December 31,
Selected Financial Data	2010	2009	2008

STATEMENT OF NET ASSETS:
Total assets	$38,792,000	$43,696,000	$86,679,000
Mortgage loans payable	$—	$—	$19,324,000
Net assets in liquidation(1)	$37,759,000	$40,509,000	$60,909,000
Net asset value per unit(1)	$0.86	$0.92	$1.39

(1)	The net assets in liquidation as of December 31, 2010 of $37,759,000 plus cumulative liquidating distributions paid through December 31, 2010 of $399,529,000 (which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us), would result in liquidating distributions to our beneficiaries per unit of approximately $9.96 per unit (of which $9.10 per unit has been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us).

			Period from
			January 28, 2008
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2008
STATEMENT OF CHANGES IN NET ASSETS:
Net assets in liquidation, beginning of period	$40,509,000	$60,909,000	$—
Net assets contributed to G REIT Liquidating Trust	—	—	96,408,000
Change in estimated receipts in excess of estimated costs during liquidation	270,000	3,360,000	(3,908,000)
Net increase (decrease) in fair value	3,286,000	(19,148,000)	(25,249,000)
Liquidating distributions to beneficiaries	(6,306,000)	(4,612,000)	(6,342,000)

Change in net assets in liquidation	(2,750,000)	(20,400,000)	(35,499,000)

Net assets in liquidation, end of period	$37,759,000	$40,509,000	$60,909,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to G REIT Liquidating Trust and its subsidiaries, except where the context otherwise requires.
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto that are a part of this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our net assets in liquidation as of December 31, 2010 and 2009 (liquidation basis), together with the changes in net assets for the years ended December 31, 2010 and 2009 (liquidation basis).
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have an adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes; availability of capital; changes in interest rates; competition in the real estate industry; supply and demand for operating properties in our current market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; predictions of the amount of liquidating distributions to be received by unit holders; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; our ongoing relationship with our Advisor (as defined below); litigation; and the implementation and completion of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
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
G REIT was incorporated on December 18, 2001, under the laws of the Commonwealth of Virginia and qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. On September 27, 2004, G REIT was reincorporated in the State of Maryland in accordance with the approval of its stockholders at the 2004 Annual Meeting of Stockholders. G REIT was originally formed to acquire, manage and invest in office, industrial and service real estate properties which have governmental related tenants. G REIT was formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. In 2005, as a result of: (i) then current market conditions; (ii) the increasing costs of corporate compliance (including, without limitation, all applicable federal, state and local regulatory requirements, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act); and (iii) the possible need to reduce monthly distributions, the then G REIT board of directors determined that a liquidation would provide G REIT’s stockholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered.

As described below, on February 27, 2006, G REIT’s stockholders approved a plan of liquidation and the eventual dissolution of G REIT. Accordingly, we are engaged in an ongoing liquidation of our assets. As of December 31, 2010, we owned interests in three properties aggregating a total gross leaseable area, or GLA, of approximately 1.0 million square feet, comprised of interests in two consolidated office properties, or the consolidated properties, and one unconsolidated office property, or the unconsolidated property. We refer to these assets collectively as the “remaining assets” or the “properties.” As of December 31, 2010, approximately 88.2% of the total GLA of our consolidated properties was leased and governmental related entities leased approximately 26.6% of the total consolidated GLA. On January 28, 2008, G REIT transferred all of its interests to us pursuant to the Liquidating Trust Agreement. For more information relating to the consolidated and unconsolidated properties, see Item 2. Properties.
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
On January 22, 2008, G REIT and our Trustees, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace, and Gary T. Wescombe, the independent directors of G REIT, entered into the Liquidating Trust Agreement in connection with our formation. Gary T. Wescombe, the chairman of the board of directors of G REIT was appointed the chairman of the Trustees. On January 28, 2008, G REIT transferred its remaining assets to, and its remaining liabilities were assumed by, our Trustees in accordance with G REIT’s plan of liquidation and the Liquidating Trust Agreement. In connection with the transfer of assets to, and assumption of liabilities by, us the stock transfer books of G REIT were closed as of the close of business on the Record Date and each share of G REIT’s common stock outstanding on the Record Date was converted automatically into a unit. Following the conversion of shares to units of beneficial interest, all outstanding shares of G REIT’s common stock were deemed cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Stockholders of G REIT on the Record Date were not required to take any action to receive units of beneficial interests. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of G REIT’s common stock. On January 28, 2008, G REIT filed a Form 15 with the SEC to terminate the registration of G REIT’s common stock under the Exchange Act, and G REIT announced that it would cease filing reports under the Exchange Act. Our Trustees issue to beneficiaries and file with the SEC Annual Reports on Form 10-K and Current Reports on Form 8-K upon the occurrence of a material event relating to us.

Our existence will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) January 28, 2014. We may, however, extend the three-year term if our Trustees then determine that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustees have requested and received certain no-action assurances from the Staff of the SEC. Although we can provide no assurances, we currently expect to sell our remaining assets by December 31, 2012 and anticipate completing the plan of liquidation by March 31, 2013.
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
Property Dispositions
On May 3, 2010, we sold Pacific Place, located in Dallas, Texas, or the Pacific Place property, to an unaffiliated third party for a sales price of $5,300,000. Our net cash proceeds from the sale were $5,088,000 after payment of closing costs and other transaction expenses. A sales commission of $98,000, or 1.8% of the sales price, was paid to Grubb & Ellis Company, or Grubb & Ellis, the parent company of our Advisor.
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

Liquidation Basis of Accounting
Under the liquidation basis of accounting, all assets have been adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. Noncontrolling interests in properties held by tenant-in-common investors, or TICs, were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of our remaining assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statement of net assets. The net assets represent the estimated liquidation value of our remaining assets available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.
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
The change in the asset for estimated receipts in excess of estimated costs during liquidation for year ended December 31, 2010 was as follows:

	December 31,	Cash Payments	Change in	December 31,
	2009	and (Receipts)	Estimates	2010
Assets:
Estimated net inflows (outflows) from consolidated and unconsolidated operating activities	$4,762,000	$(2,496,000)	$5,113,000	$7,379,000
Liabilities:
Liquidation costs	(2,635,000)	305,000	(415,000)	(2,745,000)
Capital expenditures	(1,703,000)	1,743,000	(4,097,000)	(4,057,000)

Total liabilities	(4,338,000)	2,048,000	(4,512,000)	(6,802,000)

Total asset for estimated receipts in excess of estimated receipts during liquidation	$424,000	$(448,000)	$601,000	$577,000

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

Net Assets in Liquidation
The net assets in liquidation as of December 31, 2010 of $37,759,000 plus cumulative liquidating distributions paid through December 31, 2010 of $399,529,000 (which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us), would result in liquidating distributions to our beneficiaries per unit of approximately $9.96 per unit (of which $9.10 per unit has been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us). These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.
Factors Which May Influence Future Changes in Net Assets in Liquidation
Investment in Unconsolidated Real Estate
In calculating the estimated amount of liquidating distributions to our beneficiaries, we assumed that we would be able to locate a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. If the market value of the Congress Center property declines between 5% and 10% from our estimate of the market value as of December 31, 2010, our investment in unconsolidated real estate would be zero.
Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.
Scheduled Lease Expirations
As of December 31, 2010, our consolidated properties were 88.2% leased, with 10.3% of the leased GLA expiring before December 31, 2011. Our leasing strategy through the plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space for which we are unable to negotiate such renewals. Of the leases expiring in 2011, we anticipate, but cannot assure, that approximately 71% of the tenants will renew for another term.

Changes in Net Assets in Liquidation
For the year ended December 31, 2010
Net assets in liquidation decreased $2,750,000, or $0.06 per unit, during the year ended December 31, 2010. The primary reasons for the decrease in net assets were a decrease in real estate assets of $2,273,000, or $0.05 per unit, and a decrease in cash and cash equivalents of $1,710,000, or $0.04 per unit, offset by a decrease in accounts payable and accrued liabilities of $2,211,000, or $0.05 per unit.
The overall decrease in real estate assets during the year ended December 31, 2010 was primarily due to: (i) a decrease of $5,112,000, or $0.12 per unit, due to the sale of the Pacific Place property in May 2010; offset by (ii) an increase of $2,229,000, or $0.05 per unit, in the in the expected liquidation value of consolidated properties; and (iii) an increase of $609,000, or $0.01 per unit, in the expected liquidation value of our unconsolidated property. The decrease in cash and cash equivalents during the year ended December 31, 2010 was primarily due to the payment of distributions to beneficiaries of approximately $6,306,000, or $0.15 per unit, during the year ended December 31, 2010, net of the cash proceeds from the one property sale.
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
Liquidity and Capital Resources
As of December 31, 2010, our total assets were $38,792,000 and net assets in liquidation were $37,759,000. Our ability to meet our obligations is contingent upon the disposition of our remaining assets in accordance with the plan of liquidation. We estimate that the net proceeds from the sale of our remaining assets pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our remaining assets or the net proceeds therefrom.
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

The plan of liquidation gives our Trustees the power to sell our remaining assets without further approval by our beneficiaries and provides that liquidating distributions be made to our beneficiaries as determined at the discretion of our Trustees. Although we can provide no assurances, we currently expect to sell our remaining assets by December 31, 2012 and anticipate completing the plan of liquidation by March 31, 2013.
Other Liquidity Needs
We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We paid cash distributions of approximately $6,306,000 or $0.15 per unit, and $4,612,000 or $0.11 per unit, and $6,342,000, or $0.14 per unit, to our beneficiaries during the years ended December 31, 2010 and 2009 and for the period from January 28, 2008 through December 31, 2008, respectively. Through January 28, 2008, prior to the transfer of G REIT’s assets and liabilities to us, G REIT paid cash distributions to its stockholders of approximately $382,270,000, or $8.70 per share. The source for payment of these distributions was funds from operating activities and net proceeds from the sale of properties.
As of December 31, 2010, we estimate that we will have $6,802,000 of commitments and expenditures during the liquidation period comprised of $2,745,000 of liquidation costs and $4,057,000 of capital expenditures. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.
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

Factors Which May Influence Future Sources of Capital and Liquidity
We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We have paid cumulative liquidating distributions through December 31, 2010 of approximately $399,529,000, or $9.10 per unit, (of which $382,270,000, or $8.70 per share was paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us). The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties. While the plan of liquidation provided that monthly distributions would terminate following the payment of liquidating distributions totaling $150,000,000, our Trustees determined to continue to pay monthly liquidating distributions at an annualized rate of 7.50% on the share value remaining of $2.10. However, in July 2009, due to the weakened commercial real estate market and an effort to retain cash for operating needs until the remaining assets are sold, our Trustees determined to decrease the annualized dividend rate to 3.75%, effective in September 2009, and also to pay such reduced dividends on a quarterly basis. After the sale of the Pacific Place property in May 2010 and the special distribution paid therewith, our Trustees determined that future distributions will be made only upon the sale of our remaining assets, or as our Trustees otherwise deem appropriate. Every payment of liquidating distributions will be subject to the availability of cash and the discretion of our Trustees.
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
Financing
As of December 31, 2010, we had no consolidated mortgage loan payables outstanding.
As of December 31, 2010, we had $4,132,000 in cash and cash equivalents, and we believe that it should provide sufficient liquidity to meet our cash needs during the next twelve months from December 31, 2010. While we anticipate that our cash flow from operations will be sufficient to fund our cash needs for corporate related expenses for the next twelve months, we cannot assure that this will be the case.
Unconsolidated Debt
Total mortgage debt on the Congress Center property was $92,054,000 and our proportionate share of, based on our ownership percentage, of unconsolidated debt was $27,616,000 as of December 31, 2010.
The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2010, the Congress Center property was in compliance with all such covenants.
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
Debt Service Requirements
As of December 31, 2010, all consolidated debt has been repaid in full.
Contractual Obligations
As of December 31, 2010, we had $8,000 in payments due in 2011 for tenant improvements and lease commitment obligations. One of our consolidated properties is subject to a ground lease expiring in June 2038. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement.
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
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of December 31, 2010, we had no outstanding consolidated debt, therefore we believe we have no interest rate or market risk. Additionally, our unconsolidated debt related to our unconsolidated property is at a fixed interest rate.

Item 8.	Financial Statements and Supplementary Data.
See the index at Item 15. Exhibits and Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
We did not employ an independent registered public accounting firm to perform an audit on the financial statements contained in this Annual Report on Form 10-K.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2010, was conducted under the supervision and with the participation of our Trustees and our Advisor of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Trustees concluded that our disclosure controls and procedures, as of December 31, 2010, were effective.
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
Based on our evaluation under the Internal Control-Integrated Framework, our Trustees concluded that our internal control over financial reporting was effective as of December 31, 2010.
(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
As of March 31, 2011, we have no directors or executive officers. We are administered by our five Trustees, consisting of the following:

Name	Age	Position	Term of Office
Gary T. Wescombe	68	Chairman of the Trustees	Since January 2008
Gary Hunt	62	Trustee	Since January 2008
W. Brand Inlow	57	Trustee	Since January 2008
Edward A. Johnson	59	Trustee	Since January 2008
D. Fleet Wallace	43	Trustee	Since January 2008
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

Edward A. Johnson previously served as a director of G REIT from December 2001 to January 2008. Dr. Johnson has served as President of Everest College Phoenix since January 2011. Everest College Phoenix is owned by Corinthian College, Inc., a publicly traded company that owns over 120 institutions throughout the U.S. and Canada. Dr. Johnson has also served as President of University Realty Advisors, LLC, which advises cities, developers and universities on campus expansion, since January 2009. Dr. Johnson served as President of the Au Sable Institute of Environmental Studies, Grand Rapids, Michigan from September 2007 to December 2008. Dr. Johnson served as the President of the University of the New West, Phoenix, Arizona from November 2003 to September 2007. Dr. Johnson served as President of Sterling College, a small liberal arts college affiliated with the Presbyterian Church (USA), in Sterling, Kansas, from 1997 to November 2003 where his major accomplishments include development of strategic and business plans, initiation of the nation’s first undergraduate program in social entrepreneurship and selection as its first leadership college by Habitat for Humanity International. From 1992 to 1997, he served as executive director of the Arizona Commission for Postsecondary Education. Dr. Johnson received a B.S. degree in History and Political science from Morningside College, a J.D. degree from Creighton University School of Law, and a Ph.D. degree in Higher Education Administration — Law and Education specialization from Arizona State University.
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
The following table sets forth the compensation paid to our Trustees during the year ended December 31, 2010:

Trustee	Role	Meeting Fees ($)

Gary T. Wescombe	Chairman of the Trustees	$1,125
Edward A. Johnson	Trustee	$750
D. Fleet Wallace	Trustee	$750
W. Brand Inlow	Trustee	$750
Gary H. Hunt	Trustee	$750
Our Trustees (and previously as the independent directors of G REIT) are entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. However, based on the estimated liquidating distributions of $9.96 per unit as of December 31, 2010, we do not anticipate that any additional milestone payments will be made to the Trustees as we do not anticipate making aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. As of March 31, 2011, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.
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
Compensation of Executive Officers
We have no employees or executive officers and have not paid any executive compensation during 2010. Our day-to-day management is performed by our Advisor and its affiliates. We pay these entities fees and reimburse expenses pursuant to the Advisory Agreement. We do not currently intend to hire or compensate any employees or executives. As a result, we do not have, and our Trustees have not considered, a compensation policy or program and as such, we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.
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
The following table sets forth the beneficial ownership of units as of March 31, 2011, as to (i) each beneficiary that is known by us to have beneficially owned more than five percent of the units as of March 31, 2011; and (ii) our Trustees. All such information was provided by the people listed. All percentages have been calculated as of and are based upon 43,920,000 units outstanding at the close of business on such date.
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
Advisory Agreement
The Advisory Agreement between our Advisor and G REIT expired on July 22, 2005. Based on the adoption of the plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters, as defined in the Advisory Agreement. For the years ended December 31, 2010 and 2009, we reimbursed our Advisor for expenses of $24,000 and $33,000, respectively, related to its operations and such reimbursement did not exceed the limitations described above.

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
Real Estate Disposition Fee
We may pay our Advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property. We did not pay any real estate disposition fees to our Advisor or its affiliate for the years ended December 31, 2010 or 2009.
Lease Commissions
We pay our Advisor or its affiliate a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. We paid our Advisor or its affiliate leasing commissions of $519,000 and $658,000 for the years ended December 31, 2010 and 2009, respectively.
Property Management Fees
We pay our Advisor or its affiliate a property management fee of 5.0% of the gross revenues from our properties. We paid our Advisor or its affiliate property management fees of $379,000 and $437,000 for the years ended December 31, 2010 and 2009, respectively.
Incentive Distributions
Our Advisor owned non-voting incentive performance units in the Operating Partnership and was entitled to incentive distributions of operating cash flow after G REIT stockholders received an 8.0% annual return on their invested capital. On January 28, 2008, immediately before the transfer of G REIT’s assets and liabilities to us, the Operating Partnership redeemed the special limited partnership interest held by its advisor, Grubb & Ellis Realty Investors, in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are now our beneficiaries, have received certain returns on their invested capital. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. In accordance with the plan of liquidation, the estimated incentive fee distribution that may be paid to our Advisor is between $0 and $9,070,000. Based on the valuation of our portfolio as of December 31, 2010, we have not reserved for any incentive fee distribution to our Advisor.

Milestone Payments to our Trustees
D. Fleet Wallace, W. Brand Inlow, Edward A. Johnson, Gary T. Wescombe and Gary H. Hunt, our Trustees (and previously independent directors of G REIT), were entitled to receive certain milestone payments of $25,000 on each of December 31, 2007 and 2006 for serving as members of G REIT’s board of directors and G REIT’s special committee. Our Trustees (and previously as the independent directors of G REIT) are also entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. However, based on the estimated liquidating distributions of $9.96 per unit as of December 31, 2010, we do not anticipate that any additional milestone payments will be made to the Trustees as we do not anticipate making aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. As of March 31, 2011, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.
Related Party Receivables/Payables
Related party receivables consist of amounts due to us from our Advisor and affiliates, and at December 31, 2010 also include amounts due to us from the Western Place I & II tenant-in-common owners at its estimated fair value, as a result of amounts we advanced them when paying off the underlying property mortgage. Related party payables consist primarily of amounts due from us to our Advisor and affiliates.
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

Item 14.	Principal Accounting Fees and Services.
None.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
(a)(2) Financial Statement Schedules:
The following financial statement schedule for the year ended December 31, 2010 is submitted herewith:

Real Estate and Accumulated Depreciation (Schedule III)	58
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
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedules:
Real Estate and Accumulated Depreciation (Schedule III)

G REIT LIQUIDATING TRUST
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
As of December 31, 2010 and 2009 (Unaudited)

	2010	2009
ASSETS
Real estate investments:
Real estate held for sale	$25,974,000	$28,856,000
Investment in unconsolidated real estate	2,228,000	1,619,000

	28,202,000	30,475,000
Cash and cash equivalents	4,132,000	5,842,000
Accounts receivable, net	487,000	1,617,000
Related party receivables	5,394,000	5,338,000
Asset for estimated receipts in excess of estimated costs during liquidation	577,000	424,000

Total assets	38,792,000	43,696,000

LIABILITIES

Accounts payable and accrued liabilities	$387,000	$2,598,000
Related party payables	53,000	146,000
Security deposits and prepaid rent	593,000	443,000

Total liabilities	1,033,000	3,187,000

Commitments and contingencies (Note 10)

Net assets in liquidation	$37,759,000	$40,509,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT LIQUIDATING TRUST
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Years Ended December 31, 2010 and 2009 (Unaudited)

	2010	2009

Net assets in liquidation, beginning of year	$40,509,000	$60,909,000

Changes in net assets in liquidation:
Changes to asset for estimated receipts in excess of estimated costs during liquidation:
Operating (income) loss	(2,496,000)	(925,000)
Distributions received from unconsolidated property	—	(208,000)
Payments of liquidation costs and other amounts	2,048,000	2,410,000
Change in estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	718,000	2,083,000

Change to asset (liability) for estimated costs in excess of estimated receipts during liquidation	270,000	3,360,000

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	2,838,000	(17,871,000)
Change in assets and liabilities due to activity in liability for estimated costs in excess of estimated receipts during liquidation	448,000	(1,277,000)

Net increase (decrease) in fair value	3,286,000	(19,148,000)

Liquidating distributions to beneficiaries	(6,306,000)	(4,612,000)

Change in net assets in liquidation	(2,750,000)	(20,400,000)

Net assets in liquidation, end of year	$37,759,000	$40,509,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009 (Unaudited)
The use of the words “we,” “us” or “our” refers to G REIT Liquidating Trust and its subsidiaries, except where the context otherwise requires.
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
G REIT was incorporated on December 18, 2001, under the laws of the Commonwealth of Virginia and qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. On September 27, 2004, G REIT was reincorporated in the State of Maryland in accordance with the approval of its stockholders at the 2004 Annual Meeting of Stockholders. G REIT was originally formed to acquire, manage and invest in office, industrial and service real estate properties which have a government-tenant orientation. G REIT was formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. In 2005, as a result of: (i) then current market conditions; (ii) the increasing costs of corporate compliance (including, without limitation, all applicable federal, state and local regulatory requirements, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act); and (iii) the possible need to reduce monthly distributions, the then G REIT board of directors determined that a liquidation would provide G REIT’s stockholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered.
As described below, on February 27, 2006, G REIT’s stockholders approved a plan of liquidation and the eventual dissolution of G REIT. Accordingly, we are engaged in an ongoing liquidation of our assets. As of December 31, 2010, we owned interests in three properties aggregating a total gross leaseable area, or GLA, of approximately 1.0 million square feet, comprised of interests in two consolidated office properties, or the consolidated properties, and one unconsolidated office property, or the unconsolidated property. We refer to these assets collectively as the “remaining assets” or the “properties.” As of December 31, 2010, approximately 88.2% of the total GLA of our consolidated properties was leased and governmental related entities leased approximately 26.6% of the total consolidated GLA.
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
Our existence will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) January 28, 2014. Our existence may, however, be extended beyond the three-year term if our Trustees then determine that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustees have requested and received certain no-action assurances from the Staff of the SEC. Although we can provide no assurances, we currently expect to sell our remaining assets by December 31, 2012 and anticipate completing the plan of liquidation by March 31, 2013.
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
Liquidation Basis of Accounting
Under the liquidation basis of accounting, all assets are adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the plan of liquidation, are adjusted to their estimated settlement amounts. Noncontrolling interests in properties held by tenants-in-common, or TICs, were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of our remaining assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows there from, operations may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statement of net assets. The net assets represent the estimated liquidation value of our remaining assets available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.
Noncontrolling Interests
Noncontrolling interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of December 31, 2010 and 2009, consisted of a 21.5% interest in Western Place I & II.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2010, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

G REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of December 31, 2010, we had interests in one property located in California which accounted for 15.8% of our total revenue, and one property located in Texas which accounted for 84.2% of our total revenue based on contractual base rent from leases in effect as of December 31, 2010. As of December 31, 2010, we had no tenants that accounted for 10.0% or more of our aggregate annual rental income.
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
The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2010 was as follows:

	December 31,	Cash Payments	Change in	December 31,
	2009	and (Receipts)	Estimates	2010
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$4,762,000	$(2,496,000)	$5,113,000	$7,379,000
Liabilities:
Liquidation costs	(2,635,000)	305,000	(415,000)	(2,745,000)
Capital expenditures	(1,703,000)	1,743,000	(4,097,000)	(4,057,000)

Total liabilities	(4,338,000)	2,048,000	(4,512,000)	(6,802,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$424,000	$(448,000)	$601,000	$577,000

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

5. Net Assets in Liquidation
Net assets in liquidation decreased $2,750,000, or $0.06 per unit, during the year ended December 31, 2010. The primary reasons for the decrease in net assets were a decrease in real estate assets of $2,273,000, or $0.05 per unit, and a decrease in cash and cash equivalents of $1,710,000, or $0.04 per unit, offset by a decrease in accounts payable and accrued liabilities of $2,211,000, or $0.05 per unit.
The overall decrease in real estate assets during the year ended December 31, 2010 was primarily due to: (i) a decrease of $5,112,000, or $0.12 per unit, due to the sale of the Pacific Place property in May 2010; offset by (ii) an increase of $2,229,000, or $0.05 per unit, in the in the expected liquidation value of consolidated properties; and (iii) an increase of $609,000, or $0.01 per unit, in the expected liquidation value of our unconsolidated property. The decrease in cash and cash equivalents during the year ended December 31, 2010 was primarily due to the payment of distributions to beneficiaries of approximately $6,306,000, or $0.15 per unit, during the year ended December 31, 2010, net of the cash proceeds from the one property sale.
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
The net assets in liquidation as of December 31, 2010 of $37,759,000 plus cumulative liquidating distributions paid through December 31, 2010 of $399,529,000 (which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us), would result in liquidating distributions to our beneficiaries per unit of approximately $9.96 per unit (of which $9.10 per unit has been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us). These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

G REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
6. Real Estate Investments
Our real estate investments are comprised of two consolidated properties and one 30% investment in unconsolidated real estate. As of December 31, 2010, all of our consolidated properties and our investment in unconsolidated real estate are considered held for sale in accordance with the plan of liquidation. Under the liquidation basis of accounting, our properties are recorded at fair value less costs to sell, and we will not be acquiring any new properties.
On May 3, 2010, we sold the Pacific Place property, located in Dallas, Texas to an unaffiliated third party, for a sales price of $5,300,000. Our net cash proceeds from the sale were $5,088,000 after payment of closing costs and other transaction expenses. A sales commission of $98,000, or 1.8% of the sales price, was paid to Grubb & Ellis Company, the parent company of our Advisor.
We had no property dispositions during the year ended December 31, 2009.
7. Noncontrolling Interests
Noncontrolling interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of December 31, 2010 and 2009, consisted of a 21.5% interest in Western Place I & II.
We have the right to purchase all or any portion of the outstanding undivided TIC interests in Western Place I & II at fair market value. However, we do not intend to acquire any portion of the outstanding undivided TIC interests as we are currently focused on liquidating our remaining assets and liabilities.
8. Future Minimum Rent
Rental Income
We have operating leases with tenants at our consolidated properties that expire at various dates through 2020 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases at our consolidated properties, excluding tenant reimbursements of certain costs, as of December 31, 2010, are summarized as follows:

Year Ending	Amount
2011	$7,173,000
2012	6,180,000
2013	5,179,000
2014	2,864,000
2015	1,785,000
Thereafter	1,701,000

Total	$24,882,000

A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2010 and 2009, the amount of contingent rent earned by us was not significant.

G REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
9. Related Party Transactions
Advisory Agreement
Advisory Fees
The Advisory Agreement between our Advisor and G REIT expired on July 22, 2005. Based on the adoption of the plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined, or 25.0% of net income for the previous four quarters, as defined. For the years ended December 31, 2010 and 2009, we reimbursed our Advisor for expenses of $24,000 and $33,000, respectively, related to its operations and such reimbursement did not exceed the limitations described above.
Pursuant to the Advisory Agreement, our Advisor or its affiliate is entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.
Real Estate Disposition Fee
We may pay our Advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property. We did not pay any real estate disposition fees to our Advisor or its affiliate for the years ended December 31, 2010 or 2009.
Lease Commissions
We pay our Advisor or its affiliate a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. We paid our Advisor or its affiliate leasing commissions of $519,000 and $658,000 for the years ended December 31, 2010 and 2009, respectively.
Property Management Fees
We pay our Advisor or its affiliate a property management fee of 5.0% of the gross revenues from our properties. We paid our Advisor or its affiliate property management fees of $379,000 and $437,000 for the years ended December 31, 2010 and 2009, respectively.
Incentive Distributions
Our Advisor owned non-voting incentive performance units in the Operating Partnership and was entitled to incentive distributions of operating cash flow after G REIT stockholders received an 8.0% annual return on their invested capital. On January 28, 2008, immediately before the transfer of G REIT’s assets and liabilities to us, the Operating Partnership redeemed the special limited partnership interest held by its advisor, Grubb & Ellis Realty Investors in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are now our beneficiaries, have received certain returns on their invested capital. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. In accordance with the plan of liquidation, the estimated incentive fee distribution that may be paid to our Advisor is between $0 and $9,070,000. Based on the valuation of our portfolio as of December 31, 2010, we have not reserved for any incentive fee distribution to our Advisor.
Milestone Payments to our Trustees
D. Fleet Wallace, W. Brand Inlow, Edward A. Johnson, Gary T. Wescombe and Gary H. Hunt, our Trustees (and previously independent directors of G REIT), were entitled to receive certain milestone payments of $25,000 on each of December 31, 2007 and 2006 for serving as members of G REIT’s board of directors and G REIT’s special committee. Our Trustees (and previously as the independent directors of G REIT) are also entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. However, based on the estimated liquidating distributions of $9.96 per unit as of December 31, 2010, we do not anticipate that any additional milestone payments will be made to the Trustees as we do not anticipate making aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. As of March 31, 2011, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.

G REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Related Party Receivables/Payables
Related party receivables consist of amounts due to us from our Advisor and affiliates, and also include amounts due to us from the Western Place I & II TICs, at its estimated fair value, as a result of amounts we advanced them when paying off the underlying property mortgage in 2009. Related party payables consist primarily of amounts due from us to our Advisor and affiliates.
Review, Approval or Ratification of Transactions with Related Persons
All transactions between us and any related person, including our Advisor and its affiliates, are reviewed and approved by our Trustees. Additionally, the plan of liquidation provides that we may sell our remaining assets to one of our affiliates or an affiliate of our Advisor. If we enter such a transaction, we expect that our Trustees will require that an independent third party opine to us as to the fairness of the consideration to be received by us in such transaction, from a financial point of view, or conduct an appraisal of the applicable property as a condition to their approval. In no event will our Trustees approve a transaction if: (i) an independent third party concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) an independent third party concludes that the consideration to be received is less than the appraised value of the applicable property; or (iii) we have received a higher offer for the applicable property from a credible buyer with whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.
10. Commitments and Contingencies
Operating Leases
One of our consolidated properties, Sutter Square Galleria, located in Sacramento, California, or the Sutter Square Galleria property, is subject to a ground lease expiring in June 2038. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement. The aggregate ground lease rent for the years ended December 31, 2010 and 2009 was $115,000 and $108,000, respectively.
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

G REIT LIQUIDATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Unconsolidated Debt
Total mortgage debt of our unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property, was $92,054,000 as of December 31, 2010. Our pro rata share of the unconsolidated debt, based on our ownership percentage, was $27,616,000 as of December 31, 2010.
The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2010, the Congress Center property was in compliance with all such covenants.
Other
Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position and results of operations.

G REIT LIQUIDATING TRUST
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

											Maximum Life
											on Which
											Depreciation in
				Gross Amounts at Which Carried at Close of Period							Latest
		Initial Costs to Company					Net				Income
			Buildings and		Buildings and	Accumulated	Liquidation		Date	Date	Statement is
	Encumbrance	Land	Improvements	Land	Improvements	Depreciation(1)	Adjustment(2)	Total	Constructed	Acquired	Computed(1)
Sutter Square Galleria (Office), Sacramento, CA	$—	$—	$8,414,000	$—	$9,865,000	$(581,000)	$—	$9,284,000	1987	October 28, 2003	39 years
Western Place I & II (Office), Fort Worth, TX	24,000,000	2,397,000	27,652,000	2,397,000	34,608,000	(1,517,000)	—	35,488,000	1980	July 23, 2004	39 years
Net Liquidation Adjustment(2)	(5,160,000)	—	—	—	—	—	(18,798,000)	(18,798,000)

Total	$18,840,000	$2,397,000	$36,066,000	$2,397,000	$44,473,000	$(2,098,000)	$(18,798,000)	$25,974,000

The changes in total real estate for the year ended December 31, 2010 are as follows:

Balance as of December 31, 2009 (liquidation basis)	$28,856,000
Capital expenditures	1,744,000
Disposal	(5,112,000)
Liquidation adjustment, net(3)	486,000

Balance as of December 31, 2010 (liquidation basis)	$25,974,000

The changes in total real estate for the year ended December 31, 2009 are as follows:

Balance as of December 31, 2008 (liquidation basis)	$39,802,000
Capital expenditures	2,011,000
Liquidation adjustment, net(3)	(11,462,000)

Balance as of December 31, 2009 (liquidation basis)	$30,351,000

(1)	Depreciation expense has not been recorded subsequent to December 31, 2005 as a result of the adoption of the plan of liquidation, because all assets are considered held for sale.

(2)	Under the liquidation basis of accounting, our real estate investments are carried at their estimated fair values. The net liquidation adjustment is the cumulative net liquidation adjustment that we and G REIT have made to the carrying value of our remaining real estate investments since we adopted the liquidation basis of accounting as of December 31, 2005.

(3)	Represents the net liquidation adjustment we made to the carrying value of our remaining real estate investments during the period.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G REIT LIQUIDATING TRUST

(Registrant)

By	/s/ Gary T. Wescombe	Chairman of the Trustees
Gary T. Wescombe

Date: March 31, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gary T. Wescombe Gary T. Wescombe	Chairman of the Trustees

Date: March 31, 2011

By	/s/ Gary H. Hunt Gary H. Hunt	Trustee

Date: March 31, 2011

By	/s/ W. Brand Inlow W. Brand Inlow	Trustee

Date: March 31, 2011

By	/s/ Edward A. Johnson Edward A. Johnson	Trustee

Date: March 31, 2011

By	/s/ D. Fleet Wallace D. Fleet Wallace	Trustee

Date: March 31, 2011

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.4	*	Purchase and Sale Agreement by and between G REIT-Pacific Place, LP and Boxer F2, L.P., dated March 26, 2010.

10.5	*	Amendment to Purchase and Sale Agreement by and between G REIT-Pacific Place, LP and Boxer F2, L.P., dated April 30, 2010.

21.1	*	Subsidiaries of G REIT Liquidating Trust

31.1	*	Certification of Trustee, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Trustee, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith