Form 10-K
period 2011-12-31
G REIT Liquidating Trust
filed 2012-04-13
CIK 1164246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 0-50261*

G REIT LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Maryland	26-6199755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200,
Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 975-2999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011. Not applicable.

As of April 6, 2012, there were 43,920,000 units of beneficial interest in G REIT Liquidating Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

*	G REIT Liquidating Trust is the transferee of the assets and liabilities of G REIT, Inc., and files reports under the Commission file number for G REIT, Inc. G REIT, Inc. filed a Form 15 on January 28, 2008, indicating its notice of termination of registration and filing requirements.

G REIT Liquidating Trust

TABLE OF CONTENTS

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

Overview

We were organized on January 22, 2008, as a liquidating trust pursuant to a plan of liquidation of G REIT, Inc., or G REIT. On January 28, 2008, in accordance with the Agreement and Declaration of Trust, or the Liquidating Trust Agreement, by and between G REIT and each of its directors, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, or our Trustees, G REIT transferred its then remaining assets and liabilities to us. Upon the transfer of these assets and liabilities to us, each stockholder of G REIT as of January 22, 2008, or the Record Date, automatically became the holder of one unit of beneficial interest, or a unit, in G REIT Liquidating Trust for each share of G REIT common stock then currently held of record by such stockholder. Our purpose is to wind up the affairs of G REIT by liquidating the remaining assets, distributing the proceeds from the liquidation of the remaining assets to the holders of units, each a beneficiary and, collectively, the beneficiaries, and paying all liabilities, costs and expenses of G REIT and G REIT Liquidating Trust.

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

As described below, on February 27, 2006, G REIT’s stockholders approved a plan of liquidation and the eventual dissolution of G REIT. Accordingly, we are currently engaged in the liquidation of our assets. As of December 31, 2011, we owned interests in three properties aggregating a total gross leaseable area, or GLA, of approximately 1.0 million square feet, comprised of interests in two consolidated office properties, or the consolidated properties, and one unconsolidated office property, or the unconsolidated property. We refer to these assets collectively as the “remaining assets” or the “properties.” As of December 31, 2011, approximately 89.4% of the total GLA of our consolidated properties was leased and governmental related entities occupied approximately 26.7% of the total consolidated GLA.

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

The plan of liquidation granted G REIT’s board of directors the power to sell any and all of the assets without further approval by its stockholders and to make liquidating distributions to its stockholders at their discretion. The plan of liquidation also provided for the transfer of G REIT’s remaining assets and liabilities to a liquidating trust if G REIT was unable to sell its assets and pay its liabilities within 24 months of its stockholders’ approval of the plan of liquidation (which was February 27, 2008). On October 29, 2007, G REIT’s board of directors approved the transfer of G REIT’s assets and liabilities to G REIT Liquidating Trust.

On January 22, 2008, G REIT and our Trustees, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, the independent directors of G REIT, entered into the Liquidating Trust Agreement in connection with our formation. Gary T. Wescombe, the chairman of the G REIT board of directors was appointed the chairman of the Trustees. On January 28, 2008, G REIT transferred its remaining assets to, and its remaining liabilities were assumed by, us, in accordance with the plan of liquidation and the Liquidating Trust Agreement. In connection with the transfer of assets to, and assumption of liabilities by, us, the stock transfer books of G REIT were closed as of the close of business on the Record Date and each share of G REIT’s common stock outstanding on the Record Date was converted automatically into a unit of beneficial interest. Following the conversion of shares to units, all outstanding shares of G REIT’s common stock were cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Stockholders of G REIT on the Record Date were not required to take any action to receive their units. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of G REIT’s common stock. On January 28, 2008, G REIT filed a Form 15 with the United States Securities and Exchange Commission, or the SEC, to terminate the registration of G REIT’s common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and G REIT announced that it would cease filing reports under the Exchange Act. Our Trustees issue to beneficiaries and file with the SEC (i) Annual Reports on Form 10-K and (ii) Current Reports on Form 8-K upon the occurrence of a material event relating to us.

Immediately before the transfer of G REIT’s assets and liabilities to us, G REIT, L.P., the operating partnership of G REIT, or the Operating Partnership, redeemed the special limited partnership interest held by NNN Realty Investors, LLC (formerly, Grubb & Ellis Realty Investors, LLC and Triple Net Properties, LLC), or our Advisor, in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are now our beneficiaries, have received certain returns on their invested capital. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. The Operating Partnership was dissolved in connection with the dissolution of G REIT, and all of its assets and liabilities were distributed to G REIT immediately before the transfer to us.

Our existence will terminate upon the earlier to occur of (i) the distribution of all of our remaining assets in accordance with the terms of the Liquidating Trust Agreement, or (ii) January 28, 2014. However, our existence may be extended beyond January 28, 2014 if our Trustees then determine that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustees have requested and received certain no-action assurances from the Staff of the SEC. Although we can provide no assurances, we currently expect to sell our remaining assets by December 31, 2012 and anticipate completing the plan of liquidation by June 30, 2013.

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

Our Advisor

In connection with the adoption of the plan of liquidation, our Advisor agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of an expired advisory agreement, or the Advisory Agreement, between G REIT and our Advisor. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our Advisor is a Virginia limited liability company that was formed in April 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets. Our Advisor advises us, as well as certain other entities, which have ownership interests in certain of our remaining assets, with respect to the management and potential disposition of our remaining assets.

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

As of December 31, 2011, we owned two consolidated properties and a 30.0% interest in one unconsolidated property. One of the consolidated properties is located in Texas and the other is located in California. As of December 31, 2011, approximately 89.4% of the total GLA of our consolidated properties was leased and governmental related entities leased approximately 26.7% of the total consolidated GLA. Our 30.0% interest in the one unconsolidated property, which is located in Illinois, has an aggregate GLA of approximately 520,000 square feet. Most of our leases are “gross” leases with terms of five years or more, usually providing for a base minimum annual rent with periodic increases. Our gross leases typically require that we pay all or a majority of the operating expenses, including real estate taxes, special assessments, utilities, insurance and building repairs related to the property. In addition, most of our government tenant leases may permit tenants to terminate under certain circumstances, including, for example, in the event of their failure to obtain financial appropriations or in the event of the termination or non-renewal of a material contract.

Liquidation Update

We did not sell any properties in the year ended December 31, 2011. On May 3, 2010, we sold Pacific Place, located in Dallas, Texas, or the Pacific Place property, to an unaffiliated third party for a sales price of $5,300,000. Our net cash proceeds from the sale were $5,088,000 after payment of closing costs and other transaction expenses. A sales commission of $98,000, or 1.8% of the sales price, was paid to Grubb & Ellis Company, or Grubb & Ellis, the former parent company of our Advisor.

We continue to focus on improving rental income and cash flow by aggressively marketing rentable space and extending and renewing existing leases for all our properties. We currently expect to sell our remaining assets by December 31, 2012 and anticipate completing our liquidation by June 30, 2013. However, we can provide no assurance that we will be able to accomplish this within the stated timeframe.

Tax Status

We are treated as a grantor trust for income tax purposes and accordingly, are not subject to federal or state income tax on any income earned or gain recognized by us. We will recognize taxable gain or loss when our remaining assets are disposed of for an amount greater or less than the fair market value of such asset at the time of disposition. Our beneficiaries will be treated as the owner of a pro rata portion of each remaining asset, including cash, received by and held by us and will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses recognized by us. Accordingly, there is no provision for federal or state income taxes in the accompanying consolidated financial statements.

Tax Treatment

We have issued an annual information statement to our beneficiaries with tax information for their tax returns for the years ended through December 31, 2011. Beneficiaries are urged to consult with their tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

Reports to Beneficiaries

Our Trustees issue to beneficiaries and file with the SEC (i) Annual Reports on Form 10-K and (ii) Current Reports on Form 8-K upon the occurrence of a material event relating to us.

Meetings of Beneficiaries; Removal of Trustees

Generally, there are no meetings of the beneficiaries. However, our Trustees may at any time call a meeting of the beneficiaries to be held at such time and at such place as our Trustees shall determine. In addition, holders of at least 25% of the units held by all beneficiaries may require our Trustees to call a meeting of the beneficiaries. Any or all Trustees may be removed at any time, with cause, by beneficiaries holding aggregate units of at least a majority of the total units held by all beneficiaries. Our Trustees may be removed at any time, without cause, by beneficiaries having aggregate units of at least two-thirds of the total units held by all beneficiaries.

Distributions

For the year ended December 31, 2011, we did not pay any distributions. For the year ended December 31, 2010, we paid approximately $6,306,000, or $0.15 per unit, in distributions to our beneficiaries.

We estimate that we will pay future aggregate cash distributions of approximately $37,289,000 or $0.85 per unit, based upon estimated net proceeds from the sale of our remaining assets, the estimated timing of such sales, amounts required to settle known liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities, and other considerations. Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from our estimate.

As of the date of this report, we estimate that the aggregate net proceeds from our liquidation will be approximately $436,818,000 (of which approximately $399,529,000 has already been paid, which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $9.95 per unit in aggregate liquidating distributions (of which $9.10 per unit has already been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us). However, we can give no assurance that we will realize this amount from our liquidation, and the actual amount realized could differ materially from our estimate.

Competition

As we complete the plan of liquidation, we will be in competition with other sellers of similar properties, or interests in properties, to locate suitable purchasers, which may result in our receiving lower net proceeds than our estimated liquidation proceeds. Additionally, until we sell our remaining assets, we will compete with a considerable number of other real estate companies seeking to lease office space, some of which have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and the reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national, regional and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

As of December 31, 2011, we held interests in properties located in Texas, California and Illinois. Other entities managed by our Advisor and its affiliates also own property interests in some of the same regions in which we own property interests. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by our Advisor or its affiliates. Our Advisor and its affiliates have interests that may vary from those we may have in such geographic markets.

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

Property Sales

We did not sell any properties in the year ended December 31, 2011.

On May 3, 2010, we sold the Pacific Place property to an unaffiliated third party for a sales price of $5,300,000. Our net cash proceeds from the sale were $5,088,000 after payment of closing costs and other transaction expenses. A sales commission of $98,000, or 1.8% of the sales price, was paid to Grubb & Ellis, the former parent company of our Advisor.

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

As of the date of this report, none of our properties are subject to a binding sales agreement providing for its disposition. In calculating the estimated range of liquidating distributions to our beneficiaries, we assumed that we would be able to find buyers for our properties at an amount based on our best estimate of market value for each property. However, we may have overestimated the sales price that we will ultimately be able to obtain for these assets. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating distributions to our beneficiaries would be delayed and/or reduced. Furthermore, the projected amount of liquidating distributions to our beneficiaries are based upon current appraisals and/or other indicators of value of our properties, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. Additionally, the net liquidation proceeds from Congress Center, located in Chicago, Illinois, or the Congress Center property, may also be affected by: (i) loan prepayment penalties, (ii) loan assumption costs and any other unfavorable terms of the existing loan agreements, and (iii) the alleged events of default under the loan documents, among other things In addition, co-ownership matters, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net liquidation proceeds from the assets.

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

Our liquidation is subject to, among other things, ongoing uncertain national economic conditions, other uncertainties or changes in regional or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from our properties, which would have a materially adverse effect on our ability to dispose of them, and subsequently our ability to pay distributions to our beneficiaries:

•	weak economic conditions may result in defaults by tenants at our properties. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels;

•	changes in interest rates and availability of debt financing could render the sale of our properties difficult or unattractive;

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

We presently intend to sell our jointly held property interests. However, we may not be able to find purchasers for such interests due to market conditions or we may be unable to receive our expected value for our jointly held property interests because we hold only a minority interest in the underlying property. As a result, we may be forced to attempt to sell our jointly held properties at a time or at a value which is unfavorable to us which would decrease our sales proceeds. Because of the nature of joint ownership of such properties, we may need to agree with our co-owners on the terms of a sale of our jointly held properties before such sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms. If the parties are unable to agree, the matter could ultimately result in litigation and a judicial partition, among other relief, could be sought. A failure to reach agreement with these parties regarding the sales terms of our jointly held property interests may delay or reduce our liquidating distributions therefrom.

Our co-ownership arrangements with affiliated entities of our Advisor may not reflect solely our beneficiaries’ best interest and may subject these investments to increased risks.

We acquired our interests in the Congress Center property and Western Place I & II, located in Fort Worth, Texas, or the Western Place property, through co-ownership arrangements with affiliates of our Advisor. Each co-owner is required to approve all sales, refinancings, leases and lease amendments. These acquisitions were financed, in part, by loans under which we may have been or are jointly and severally liable for the entire loan amount along with the other co-owner(s). As of December 31, 2011, only the Congress Center property has outstanding mortgage loans. The terms of these co-ownership arrangements may be more favorable to the co-owner(s) than to our beneficiaries. In addition, investing in properties through co-ownership arrangements subjects those investments to risks not present in a wholly owned property, including, among others, the following:

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

As of the date of this report, we estimate that our net proceeds from liquidation will be approximately $436,818,000 (of which approximately $399,529,000 has already been paid, which includes $382,700,000 paid to G REIT shareholders prior to the transfer of G REIT’s assets and liabilities to us) and we expect that our beneficiaries will receive approximately $9.95 per unit in liquidating distributions (of which $9.10 per share has already been paid, which includes $8.70 per share paid to G REIT shareholders prior to the transfer of G REIT’s assets and liabilities to us). However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our beneficiaries may differ materially from our estimate. In addition, the liquidating distributions may be paid later than we predict.

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

The underlying value of our properties may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

•	further adverse changes in national, regional or local economic conditions;

•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;

•	terminations and/or less favorable renewals of leases by our tenants;

•	competition from similar properties in the applicable geographic region; and

•	changes in real estate tax rates and other operating expenses.

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

In calculating our estimated liquidating distributions to our beneficiaries, we assume that we will maintain the occupancy rates of currently leased space, that we will be able to rent certain currently available space at market rents and that we will not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the resale value of our properties, which would hinder our ability to sell the properties and reduce our liquidating distributions to our beneficiaries. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions to our beneficiaries will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us, which could decrease or delay the payment of liquidating distributions to our beneficiaries.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our beneficiaries may be delayed and/or reduced.

Before making the final liquidating distribution to our beneficiaries, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, and all other costs and all valid claims of our creditors. Our Trustees may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our Trustees may also decide to establish a reserve fund to pay these contingent claims. The total amount of transaction costs in the liquidation is not yet known, and, therefore we have used estimates of these costs in calculating the amounts of our projected liquidating distributions to our beneficiaries. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation value may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions to our beneficiaries may be delayed and/or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our beneficiaries may be delayed and/or reduced.

If we are not able to sell our properties in a timely manner, we may experience severe liquidity problems, may not be able to meet our obligations to our creditors and ultimately may become subject to bankruptcy proceedings, which could subject our properties to foreclosure actions.

In the event we are not able to sell our properties within a reasonable period of time and for a reasonable amount, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations to our creditors in a timely manner. If we cannot meet our obligations to our creditors in a timely manner, our properties could become subject to foreclosure actions.

We may be unable to secure funds for future capital improvements, which could adversely impact our ability to attract or retain tenants, and subsequently pay liquidating distributions to our beneficiaries.

In order to attract and retain tenants, our properties may be required to expend funds for capital improvements. In addition, they may require substantial funds for renovations in order to be sold, upgraded or repositioned in the market. If the property has insufficient capital reserves, it will have to obtain financing from other sources. A lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet the property’s cash needs, the property may have to obtain financing from either affiliated or unaffiliated sources to fund cash requirements. We cannot assure our beneficiaries that sufficient financing will be available to the properties or, if available, will be available to it on economically feasible terms or on terms that would be considered acceptable. Moreover, certain reserves required by a lender may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital improvements, if available, will increase interest expense, which could have a negative impact on the proceeds we receive from the sale of the property, and therefore, our ability to pay liquidating distributions to our beneficiaries may be adversely affected.

If we do not, or are unable to, undertake tenant improvements as our tenants’ leases expire, we could experience reduced rental revenues and, as a result, lower liquidating distributions to beneficiaries.

If for any reason we do not, or are unable to, undertake tenant improvements, including, without limitation, a decision by our trustees not to incur capital expenses at a time when we are approaching the sale of our remaining assets and our liquidation or a lack of cooperation by the lender of the Congress Center property to release funds for tenant improvements due to a dispute with lender, our properties could be seen as less attractive to potential future tenants and such potential tenants may decide not to lease space in the properties we own. In such event, our rental revenues could be adversely impacted and, among other things, our net assets available for liquidating distributions could decline.

We have a number of leases expiring this year, which could expose us to risk of loss of rental revenue.

We have a large number of leases expiring this year. If for any reason we are unable negotiate renewals with the tenants whose leases are scheduled to expire during 2012 or are unable to lease these spaces to new tenants due to general economic conditions, competition, not making tenant improvements and our plans to sell our remaining assets, we could see a decline in revenue from reduced rental receipts. In such event, our results of operations could be adversely impacted and, among other things, our net assets available for liquidating distributions could decline.

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

Our Trustees may amend the plan of liquidation without further approval of our beneficiaries.

Our Trustees may amend the plan of liquidation without further approval from our beneficiaries, to the extent permitted by Maryland law. Thus, to the extent that Maryland law permits us to so do, we may decide to conduct the liquidation differently from that previously disclosed to our beneficiaries.

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

Extraordinary corporate actions by a company, such as the plan of liquidation, sometimes lead to class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the plan of liquidation. As of the date of this report, no such lawsuits relative to the plan of liquidation have been filed. However, if such a lawsuit is filed against us, the resulting litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Trustees’ attention from executing the plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages, which could be significant and might reduce our cash available for distribution to our beneficiaries.

Our Advisor and Trustees have interests that differ from our beneficiaries’ interests as a result of the liquidation.

Our Advisor has certain interests in the liquidation that are different from our beneficiaries’ interests. Our Trustees are aware of these actual and potential conflicts of interest, some of which are summarized below.

•

Our Advisor or its affiliates receive compensation under the Advisory Agreement, including fees for disposing of our interests in our properties. Our Advisor has engaged its affiliate, Daymark Properties Realty, Inc. (formerly, Triple Net Properties Realty, Inc.), or Realty, to provide various services to us in connection with our properties, including disposing of our remaining assets. In accordance with the plan of liquidation, our Advisor or Realty will be paid to liquidate our remaining assets pursuant to the Advisory Agreement. Based on the estimated sales prices of our remaining assets as of December 31, 2011, we estimate that we will pay fees to Realty or its affiliates of approximately $867,000 for disposing of our remaining assets during liquidation. Our Advisor or Realty also have agreements with certain affiliated co-owners of our properties, pursuant to which our Advisor will also receive fees for the disposition of the affiliated co-owners’ interests in the properties. Based on our estimated sales prices as of December 31, 2011, we estimate that the total fees that will be received by our Advisor or Realty from the affiliated co-owners will be approximately $1,144,000. Moreover, if we sell one or more of our remaining assets to one of our affiliates or an affiliate of our Advisor, our Advisor, Realty or an affiliate of our Advisor or Realty may receive additional fees from the purchaser of the property.

•

As of the date of this report, based upon the satisfaction of performance milestones to date, each of our Trustees has received milestone payments of $50,000 from G REIT and/or G REIT Liquidating Trust. Under the plan of liquidation, G REIT’s independent directors were entitled to receive certain milestone payments of $25,000 on each of December 31, 2007 and 2006 for serving as members of G REIT’s board of directors and G REIT’s special committee. Our Trustees (and previously as the independent directors of G REIT) are also entitled to receive a milestone payment of $50,000 each when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. However, based on the estimated liquidating distributions of $9.95 per unit as of December 31, 2011, we do not anticipate that any additional milestone payments will be made to the Trustees as we do not anticipate making aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries.

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

•

Our Advisor is entitled to receive certain incentive distributions from net proceeds from the sale of our remaining assets after our beneficiaries have received their invested capital, plus an 8.0% return on such invested capital. At the time the plan of liquidation was approved, it was estimated that our Advisor could receive an incentive distribution of between approximately $0 and $9,070,000 after the sale of our remaining assets, and payment of, or adequate provision for, our debts and obligations. Based on the valuation of our portfolio as of December 31, 2011, we do not expect to pay and have not reserved for any incentive fee distribution to our Advisor.

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

The Advisory Agreement with our Advisor has expired, and we could lose the services of our Advisor, which, among other things, may increase operating expenses, and delay or reduce our liquidating distributions.

The Advisory Agreement between our Advisor and G REIT expired on July 22, 2005. However, our Advisor continued to advise G REIT, and, following the transfer of assets and liabilities to us, continues to advise us on a month-to-month basis under the terms of the Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor currently manages our day-to-day business affairs and carries out the directives of our Trustees. If we are unable to continue to retain the services of our Advisor on terms as favorable as the Advisory Agreement, or at all, our operating expenses may increase. We would also incur additional transition costs if we were to enter an advisory agreement with a new advisor. Additionally, if we engage a new advisor, we may be unable to complete the plan of liquidation in as expeditious a manner as might otherwise be the case or on terms as favorable to us as our Advisor may be able to do so, because of the loss of our Advisor’s experience and familiarity with our remaining assets and business.

If our Advisor is unable to retain key executives and employees sufficient to complete the plan of liquidation in a reasonably expeditious manner, our liquidating distributions might be delayed or reduced.

Our ability to locate qualified buyers for our remaining assets and to negotiate and complete any such sale, depends to a large extent upon the experience and abilities of our Advisor’s officers and employees, their familiarity with our remaining assets and any counter-parties to any future sale agreements and the market for our properties, as well as their ability to efficiently manage our Advisor and the professionals in the sales process. We face the risk that these individuals might resign. Our Advisor’s inability to retain these individuals could adversely affect our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our remaining assets at an expected price. Our Advisor’s officers and other employees may seek other employment rather than remain with our Advisor throughout the process of liquidation. If our Advisor is unable to retain appropriate qualified key executives and employees to complete the plan of liquidation in a reasonably expeditious manner, liquidating distributions might be delayed or reduced.

Our success is dependent on the performance of our Advisor, its executive officers and other employees.

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

Our success is dependent on the performance of our Advisor, which could be adversely impacted by the bankruptcy filings made by unaffiliated, individual investor entities.

Our Advisor has become aware of bankruptcy filings made by unaffiliated, individual investor entities, who are minority owners in certain tenant-in-common, or TIC, programs that were originally sponsored by our Advisor. Our Advisor provided non-recourse/carve-out guarantees for each of these properties, which only impose liability on our Advisor if certain acts prohibited by the loan documents take place. Liability under these non-recourse/carve-out guarantees may be triggered by the voluntary bankruptcy filings made by the unaffiliated, individual investor entities. As a consequence of these bankruptcy filings, our Advisor may become liable under these guarantees and related indemnification obligations for the benefit of the mortgage lender in connection with these TIC programs. While our Advisor’s ultimate liability under these guarantees is uncertain as a result of numerous factors, including, without limitation, the amount of the lender’s credit bids at the time of foreclosure, the ultimate disposition of the individual bankruptcy proceedings, and the defenses our Advisor may raise under the guarantees, such liability may be in an amount in excess of our Advisor’s net worth. Our Advisor intends to vigorously dispute any imposition of any liability under any such guarantee or indemnity obligation.

Our success is dependent on the performance of our Advisor, which could be adversely impacted by the performance of its parent company.

Our Advisor is a wholly owned direct subsidiary of NNN Realty Advisors, Inc., or NNNRA, which is a wholly owned subsidiary of Daymark Realty Advisors, Inc., or Daymark. Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our Advisor, its executive officers and its employees. If our Advisor suffers or is distracted by adverse financial or operational problems in connection with NNNRA or Daymark, our Advisor’s ability to allocate time and/or resources to our operations may be adversely affected. If our Advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted.

Our Advisor and NNNRA are guarantors on the mortgage loans of several TIC programs that our Advisor had sponsored. Under certain of the guaranty agreements, or Advisor and/or NNNRA are required to maintain a specified levels of minimum net worth. Generally, the guaranty agreements do not specifically define net worth and, as such, it’s calculation can be subjective. One lender has alleged that the net worth of our Advisor, who is guarantor under that particular loan, has fallen below the required threshold. While this circumstance does not, in and of itself, create any direct recourse liability for or Advisor or NNNRA, failure to meet the minimum net worth on these programs could result in the imposition of an event of default under these TIC loan agreements.

In addition, Daymark’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slowdown in Daymark’s industry, which Daymark anticipates will continue at least through the remainder of 2012. Prolonged and pronounced continued weakness or uncertainty in the economy could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that Daymark has already experienced, and could continue to put downward pressure on Daymark’s revenues and operating results. To the extent that any decline in Daymark’s revenues and operating results impacts the performance of NNNRA or our Advisor, our financial condition and results of operations could also suffer.

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

In calculating the estimated fair value of the Congress Center property and, therefore, our estimated per unit distribution amount, we have assumed that any purchaser of the Congress Center property will assume the mortgage on the underlying property, which contains penalties in the event of the prepayment of that mortgage. The sale of the Congress Center property pursuant to the plan of liquidation will trigger substantial penalties unless the purchaser assumes and/or is allowed to assume the corresponding mortgage. Our Advisor may be unsuccessful in negotiating the assumption of any underlying mortgage in connection with the sale of the Congress Center property, which could negatively affect the amount of cash available for distribution to our beneficiaries under the plan of liquidation.

Our beneficiaries may recognize taxable income as a result of the transfer of GREIT’s assets and liabilities to us.

Upon the transfer of G REIT’s assets and liabilities to us on January 28, 2008, for federal income tax purposes, each beneficiary was treated as having received a pro rata share of the assets transferred to us, less such beneficiary’s pro rata share of the liabilities assumed by us. We believe that we have qualified as a “liquidating (grantor) trust” for federal income tax purposes and will generally not be subject to federal income tax. As a result, each beneficiary needs to take into account the effect of the transfer of assets when computing his or her taxable income. In the event that we have not sold any or all of our remaining assets by June 30, 2013, or made liquidating distributions to our beneficiaries from the sale of our remaining assets, our beneficiaries may recognize taxable income as a result of the transfer of the remaining assets to us without having received any funds to pay the related federal income taxes on such taxable income. In addition, our beneficiaries may recognize additional taxable income from the eventual sale of the remaining assets to the extent the proceeds from such sale are greater than the basis in such assets, which will include the gain recognized by our beneficiaries upon conversion to the liquidating trust, offset by the depreciation of the assets so long as such assets are held by us.

The value of our portfolio may be adversely affected by the plan of liquidation.

Based on the plan of liquidation, we are committed to winding-up our operations. This may adversely affect the value that a potential acquirer might place on our remaining assets or put pressure on us to sell our remaining assets at or below the low end of the estimated range, which would reduce the amount of liquidating distributions to our beneficiaries.

Our adoption of the plan of liquidation caused our accounting basis to change, which could require us to write-down our remaining assets.

Due to the adoption of the plan of liquidation, we changed our basis of accounting from the going-concern basis to that of the liquidation basis of accounting. In order for our financial statements to be in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, under the liquidation basis of accounting, all of our remaining assets must be stated at their estimated net realizable value and all of our liabilities must be recorded at the estimated amounts at which the liabilities are expected to be settled. Therefore, there is a risk that the liquidation basis of accounting may entail write-downs of certain of our remaining assets to values substantially less than their respective carrying amounts, and may require that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation. A write-down in our remaining assets could make it more difficult to negotiate amendments to our debt instruments or result in defaults under any debt instruments that we may enter. In addition, write-downs in our remaining assets could reduce the price that a third party would be willing to pay to acquire our remaining assets.

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

Our investment in office properties is subject to varying degrees of risk that generally arise from the ownership of real estate. The value of our properties and the ability to make distributions to our beneficiaries depends upon the ability of the tenants at our properties to generate enough income in excess of applicable operating expenses to make their lease payments to us. Changes beyond our control may adversely affect the tenants’ ability to make their lease payments to us and, in such event, would substantially reduce both our income from operations and our ability to make distributions to our beneficiaries. These changes include, among others, the following:

•

downturns or continued uncertainties in national, regional or local economic conditions where our properties are located, which generally will negatively impact the demand for office space and rental rates;

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

If any of our properties further decrease in value, the value of our beneficiaries’ investment will likewise decrease and our beneficiaries could lose some or all of their remaining investment.

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

If the Congress Center property, of which we own 30.0%, is unable to generate sufficient funds to pay its expenses, liabilities or distributions, the Congress Center property may need to borrow funds from affiliates or third parties to pay such expenses, liabilities or distributions and incur an interest expense. The payment of interest expense may reduce the amount available for distributions to us which may then reduce and/or delay liquidating distributions to our beneficiaries.

Our use of borrowings on the Congress Center property could result in its foreclosure and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow. Additionally, restrictive covenants in our loan documents may restrict our operating activities.

We rely on borrowings to partially fund capital expenditures and other items. As of December 31, 2011, there was $90,538,000 of debt outstanding related to the Congress Center property, our proportionate share of which was $27,161,000, or approximately 30.0%. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

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

The mortgage on the Congress Center property contains customary restrictive covenants, including provisions that limit the borrower’s ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with any third party. In addition, any future lines of credit or loans may contain financial covenants, further restrictive covenants and other obligations.

If we materially breach such covenants or obligations under the Congress Center loan agreement, the lender may declare a default on the loan obligation, require us to repay the debt immediately and foreclose on the property or seize our income from the property, among other remedies. If we were to breach such covenants or obligations, we may then have to sell the Congress Center property either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of the property through foreclosure. Additionally, if the lender were to seize our income from the property, we would no longer have any discretion over the use of the income, which may reduce the amount of liquidating distributions to our beneficiaries.

The lender of the Congress Center property has alleged that events of default have occurred under the loan documents, which could result in an acceleration of the loan, the payment of a make whole premium, increased interest expense and/or a foreclosure of the property, all of which would reduce liquidating distributions to our beneficiaries.

Daymark Realty Advisors, Inc., or Daymark, the parent company of our Advisor, received a letter dated December 20, 2011 (the “December 20, 2011 Letter”) from Principal Global Investors, LLC (“PGI”), as primary servicer for Principal Life Insurance Company and named holders of Bear Stearns Commercial Mortgage Securities, Inc. (collectively, the “Lenders”), notifying Daymark that the Lenders believe that technical defaults have occurred under that certain Mortgage and Security Agreement dated September 3, 2004 (the “Security Agreement”) related to the Congress Center property, with respect to the following transactions: (i) the formation in February 2011 of Daymark by its former owner, Grubb & Ellis Company (“Grubb”); and (ii) the sale in August 2011 of Daymark, including its wholly-owned subsidiary NNN Realty Advisors, Inc. (“NNNRA”), by Grubb to IUC-SOV, LLC (“IUC-SOV”), which is controlled by Sovereign Capital Management and Infinity Real Estate. The Lenders allege that each of the foregoing transactions constitutes an event of default (an “Event of Default”) under the Security Agreement.

In addition, the Lenders allege that the tangible net worth of our Advisor, which is a guarantor of the Loan, has fallen below $15,000,000 for a period of more than 30 days, in violation of a covenant under the guaranty dated September 3, 2004 (the “Guaranty”), in respect of the Loan. The Lenders allege that the breach of such covenant, continuing for more than 30 days, also constitutes an Event of Default under both the Guaranty and the Security Agreement. An Event of Default under the Guaranty entitles the Lenders to exercise certain rights and remedies under the Loan documents, including the Security Agreement.

One of the possible consequences of an Event of Default under the Security Agreement is acceleration of the notes evidencing the related loan in the original principal amount of $97,500,000 made on September 3, 2004 (the “Loan”), at the option of the Lenders. Other consequences of an Event of Default under the Security Agreement include payment of a “make whole premium” to the Lenders, and payment of increased default-rate interest on both the then outstanding amount of the Loan and any “make whole premium” for the duration of any Event of Default. In addition, in the Event of Default, the Lenders have the right under the Security Agreement to take possession of the premises, foreclose the lien on the subject property and sell the premises independent of the foreclosure proceedings. In such event, the Lenders’ costs, including legal fees, of foreclosure proceedings and the sale of the premises are recoverable by the Lenders as additional indebtedness. In the event of a foreclosure and sale of the subject property, the sales value realized in such a sale may be less than the estimated fair value of the property used in deriving our liquidation basis fair value of our investment in the Congress Center property, and such value could be reduced to zero, which would reduce liquidating distributions to our beneficiaries.

We are dependent upon those tenants that generate significant rental income at our properties, which may have a negative impact on our financial condition if these tenants are unable to meet their rental obligations to us.

As of the date of this report, rent paid by our tenants at our properties represented 100% of our annualized revenues. The revenue generated by the properties is substantially dependent on our ability to retain our current tenants and on the financial condition of the significant tenants at the properties. As of December 31, 2011, rent paid by our ten largest tenants at our consolidated properties represented 50.8% of our annualized revenues. We have 13 leases at our consolidated properties that are scheduled to expire during 2012, which comprise an aggregate of 78,000 square feet, or 17.9% of the consolidated GLA. Our inability to retain our significant tenants or any event of bankruptcy, insolvency or a general downturn in the business of any of our significant tenants may result in the failure or delay of such tenants’ rental payments to us, which may have an adverse impact on our financial performance and our ability to pay distributions to our beneficiaries.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell an underperforming property or recover our investment in a property.

Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to the plan of liquidation, we expect to liquidate our remaining assets by December 31, 2012; however, due to the illiquid nature of real estate and the short timeframe that we have to sell our remaining assets, we may not recoup the estimated fair value we have recorded as of December 31, 2011 by December 31, 2012. We cannot provide assurance that we will be able to dispose of our remaining assets by December 31, 2012, which could adversely impact the timing and amount of distributions.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more of our properties.

Our portfolio lacks geographic diversity due to its limited size and the fact that, as of the date of this report, we have only three remaining assets, located in three states: Texas, California and Illinois. The geographic concentration of the properties exposes us to economic downturns in these regions. Regional recessions impacting these states could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of the properties. In addition, our properties may face competition in these geographic regions from other properties owned, operated or managed by our Advisor or its affiliates or third parties. Our Advisor or its affiliates have interests that may vary from ours in such geographic market.

Losses for which we either could not or did not obtain insurance will adversely affect our earnings and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.

We endeavor to maintain comprehensive insurance on the properties we own, including liability and fire and extended coverage, in amounts sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles. However, we could still suffer a loss due to the cost to repair any damage to the properties that is not insured or is underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of one or more of our properties, we could lose both our invested capital and anticipated profits from such properties.

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

Our properties were purchased at a time when the commercial real estate market was experiencing substantial influx of capital investment and competition for properties; therefore our properties may not maintain their current value or may further decrease in value.

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

The conflicts of interest of our Advisor’s executive officers and employees with us mean we will not be managed by our Advisor solely in the best interests of our beneficiaries.

Our Advisor’s executive officers and other employees have certain conflicts of interest relating to the management of our business and properties. Accordingly, those parties may make decisions or take actions based on factors other than in the best interest of our beneficiaries.

Our Advisor also advises T REIT Liquidating Trust, and manages NNN 2002 Value Fund, LLC, NNN 2003 Value Fund, LLC, as well as other private TIC programs and other real estate programs, all of which may compete with us or otherwise have similar business interests and/or investment objectives. Our Advisor’s executive officers and other employees may experience conflicts between their obligations to us and their obligations to our Advisor and its affiliated entities. These conflicts of interest could:

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

Any existing or future agreements between us and our Advisor, Realty or their affiliates were not and will not be reached through arm’s length negotiations. Thus, such agreements may not solely reflect our beneficiaries’ interests. For example, the terms of the Advisory Agreement, under which we continue to operate, were not the result of arm’s length negotiations. As a result, the Advisory Agreement may be relatively more favorable to our Advisor than to us.

Increases in our insurance rates could adversely affect our cash flow and our ability to make liquidating distributions to our beneficiaries.

We cannot assure that we will be able to renew our insurance coverage at current or reasonable rates or estimate the amount of potential increases of policy premiums. As a result, our cash flow could be adversely impacted by increased premiums. In addition, the sales price of the properties may be affected by rising insurance costs and adversely affect our ability to make liquidating distributions to our beneficiaries.

Our properties depend upon the Texas, California and Illinois economies and the demand for office space in those states.

As of December 31, 2011, we had an 84.9% and 15.1% concentration of tenants in our consolidated properties located in Texas and California, respectively, and a 100.0% concentration of tenants in our unconsolidated property located in Illinois, based on aggregate annualized rental income as of December 31, 2011. We are susceptible to adverse developments in Texas, California and Illinois (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the Texas, California and Illinois office space markets (such as oversupply of or reduced demand for office space). The State of California is also generally regarded as more litigious and more highly regulated and taxed than many other states, which may reduce demand for office space in California. Any adverse economic or real estate developments in Texas, California and Illinois, or any decrease in demand for office space resulting from California’s regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition and our ability to pay liquidating distributions to our beneficiaries.

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

Rent from government tenants represented approximately 31.9% of our revenues from consolidated properties for the year ended December 31, 2011. In addition, government tenants leased 26.7% of our total consolidated leased space as of December 31, 2011. Any default by the U.S. government, or its failure to renew its leases with us upon their respective expiration dates, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce our revenues and could decrease the ultimate value of the affected property upon sale.

If we are forced to terminate a tenant’s lease, we may not be able to readily find a replacement tenant.

Failure on the part of a tenant to comply with the terms of a lease may cause us to terminate such lease and require us to find a replacement tenant. We cannot assure our beneficiaries that we would be able to find a replacement tenant without incurring substantial costs, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms.

An increase in the operating costs of our government-leased properties would harm our cash flow and ability to pay liquidating distributions.

Leased properties in which the tenant is wholly responsible for any increases in operating costs that apply to the property are not typical of the leases entered into through the General Services Administration, or GSA, the principal leasing agency of the federal government. Under present practice, most GSA leases only cover increases in real estate taxes above a base amount and these GSA leases also increase that portion of the rent applicable to other operating expenses by an agreed upon percentage based upon the consumer price index. Typically, operating expenses in these leases do not include insurance cost. To the extent that operating costs, other than real estate taxes and insurance, increase at a rate greater than the specified percentage, our cash flow would be harmed and our ability to pay liquidating distributions to our beneficiaries may be adversely affected.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay liquidating distributions.

The Federal Deposit Insurance Corporation, or FDIC, insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents deposited in certain financial institutions in excess of FDIC insured limits. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally-insured amount. The loss of our deposits would reduce the amount of cash we have available to repay debt obligations, fund operations and distribute to beneficiaries.

We may incur increasingly significant costs in connection with Sarbanes-Oxley Act compliance and we may become subject to liability for any failure to comply.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2011, we owned two consolidated office properties, one located in California and one located in Texas, with an aggregate GLA of 488,000 square feet. We also owned a 30.0% interest in one unconsolidated office property located in Illinois with an aggregate GLA of 520,000 square feet. As of December 31, 2011, 26.7% of the aggregate GLA of our consolidated properties was leased to governmental related entities.

The following table presents certain additional information about our consolidated properties as of December 31, 2011:

Property	Location	GLA (Sq Ft)	% of GLA	% Owned	Date Acquired	Annual Rent(1)	% Total of Annualized Rent	Physical Occupancy	Annual Rent per Sq Ft(2)
Sutter Square Galleria	Sacramento, CA	61,000	12.5%	100.0%	10/28/03	$1,128,000	15.1%	90.3%	$20.61
Western Place I & II	Fort Worth, TX	427,000	87.5	78.5%	07/23/04	6,340,000	84.9	88.8%	$16.70

Totals		488,000	100.0%			$7,468,000	100.0%	89.4%	$17.19

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2011.
(2)	Average annual rent per occupied square foot as of December 31, 2011.

The following information generally applies to our consolidated properties:

•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets; and

•	our properties are located in markets where we are subject to significant competition in attracting new tenants and retaining current tenants.

Significant Tenants

As of December 31, 2011, no one tenant at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income.

Ownership Information

The following is a summary of our organizational structure and the properties we owned and held interests in as of December 31, 2011:

Ownership of Congress Center

The following is a summary of the ownership interests in our unconsolidated property, the Congress Center property, as of December 31, 2011:

Ownership of Western Place I & II

The following is a summary of the ownership interests in one of our consolidated properties, Western Place I & II, as of December 31, 2011:

Lease Expiration Table

The following table presents the sensitivity of our annual base rent due to lease expirations at the consolidated properties as of December 31, 2011, by number, square feet, percentage of leased area and annual base rent:

Year Ending December 31	Number of Leases Expiring	Total Square Feet of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Rent Under Expiring Leases(1)	% of Total Annual Rent Represented by Expiring Leases(1)
2012(2)	13	78,000	17.9%	$1,348,000	18.1%
2013	13	126,000	29.0	2,343,000	31.4
2014	11	63,000	14.5	979,000	13.1
2015	8	78,000	17.9	1,373,000	18.4
2016	7	47,000	10.8	678,000	9.1
Thereafter	6	43,000	9.9	747,000	9.9

Total	58	435,000	100.0%	$7,468,000	100.0%

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2011.
(2)	Leases that have been extended on a month-to-month basis are included with the leases scheduled to expire during the year ended December 31, 2012.

Concentration of Tenants

The following table sets forth information as to the ten largest tenants at our consolidated properties as of December 31, 2011, based upon aggregate annual rental income:

Lessee	Property	Current Annual Base Rent	% of Total Rental Income	Rentable Square Feet	Lease Expiration
BAE Systems*	Western Place I & II	$694,000	9.3%	37,000	04/30/2012
Lockheed Martin/EIS*	Western Place I & II	650,000	8.7	38,000	12/31/2013
UC Davis Extension*	Sutter Square Galleria	458,000	6.1	21,000	12/31/2013
Apex Capital Corp.	Western Place I & II	363,000	4.9	21,000	12/31/2015
Leprechaun LLC	Western Place I & II	356,000	4.8	20,000	01/31/2020
Taylor, Olson, Adkins, Sralla & Elam	Western Place I & II	321,000	4.3	20,000	11/30/2014
Radiological Associates of Sacramento	Sutter Square Galleria	273,000	3.7	11,000	08/31/2015
Plains Capital Group	Western Place I & II	232,000	3.1	11,000	02/28/2014
U.S. General Services Administration*	Western Place I & II	227,000	3.0	14,000	12/31/2015
enRisk Services, Inc.	Western Place I & II	220,000	3.0	11,000	10/31/2013

Total		$3,794,000	50.8%	204,000

*	Government entity or government contractor.

The loss of the above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

Geographic Diversification; Concentration Table

The following table lists the states in which our consolidated properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2011:

State	No. of Properties	Aggregate Rentable Square Feet	Approximate % of Rentable Square Feet	Current Annual Base Rent	Approximate % of Aggregate Annual Rent
Texas	1	427,000	87.5%	$6,340,000	84.9%
California	1	61,000	12.5	1,128,000	15.1

Total	2	488,000	100.0%	$7,468,000	100.0%

We are also subject to a concentration of regional economic exposure as 84.9% of our current aggregate annual base rental income is generated by our consolidated property located in Texas. Regional or local economic downturns impacting Texas could adversely impact our operations.

Indebtedness

As of December 31, 2011, we have no outstanding mortgages on our consolidated properties. On April 6, 2009, we repaid in full a then existing mortgage on the Western Place I & II property with an aggregate principal and interest amount outstanding of $24,668,000. The April 2009 repayment amount represented our pro rata share of the mortgage and interest of $19,364,000, as well as an advance of the other TIC investors combined pro rata share of $5,304,000. Under the existing Western Place I & II TIC agreement, we were allowed to advance funds to the other TIC investors to cover their capital call, and those advances would earn interest at the rate of 10.0% per annum. All amounts advanced, and accrued interest thereon, are due and payable upon the sale of the Western I & II property.

See also Item 9B, “Other Information”, for certain information regarding the mortgage loans related to the Congress Center property, including alleged events of default under the related loan documents.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no public market for the units of beneficial interests in G REIT Liquidating Trust. The units are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units are not transferable except by operation of law, will or intestate succession.

Beneficiaries

As of April 6, 2012, we had approximately 13,143 beneficiaries.

Distributions

For the year ended December 31, 2011, we did not pay any distributions. For the year ended December 31, 2010, we paid distributions of approximately $6,306,000, or $0.15 per unit, to our beneficiaries. For the year ended December 31, 2009, we paid distributions of approximately $4,612,000, or $0.11 per unit, to our beneficiaries. From January 28, 2008 through December 31, 2008, we paid distributions of approximately $6,342,000, or $0.14 per unit, to our beneficiaries. Prior to the formation of our liquidating trust, G REIT paid distributions of $382,270,000 to the G REIT stockholders.

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

Selected Financial Data	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
STATEMENT OF NET ASSETS:
Total assets	$38,947,000	$38,792,000	$43,696,000	$86,679,000
Mortgage loans payable	$—	$—	$—	$19,324,000
Net assets in liquidation(1)	$37,289,000	$37,759,000	$40,509,000	$60,909,000
Net asset value per unit(1)	$0.85	$0.86	$0.92	$1.39

(1)	The net assets in liquidation as of December 31, 2011 of $37,289,000 plus cumulative liquidating distributions paid through December 31, 2011 of $399,529,000 (which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us), would result in liquidating distributions to our beneficiaries per unit of approximately $9.95 per unit (of which $9.10 per unit has been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us).

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from January 28, 2008 through December 31, 2008
STATEMENT OF CHANGES IN NET ASSETS:
Net assets in liquidation, beginning of period	$37,759,000	$40,509,000	$60,909,000	$—
Net assets contributed to G REIT Liquidating Trust	—	—	—	96,408,000
Change in estimated receipts in excess of estimated costs during liquidation	(1,791,000)	270,000	3,360,000	(3,908,000)
Net increase (decrease) in fair value	1,321,000	3,286,000	(19,148,000)	(25,249,000)
Liquidating distributions to beneficiaries	—	(6,306,000)	(4,612,000)	(6,342,000)

Change in net assets in liquidation	(470,000)	(2,750,000)	(20,400,000)	(35,499,000)

Net assets in liquidation, end of period	$37,289,000	$37,759,000	$40,509,000	$60,909,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto that are a part of this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our net assets in liquidation as of December 31, 2011 and 2010 (liquidation basis), together with the changes in net assets in liquidation for the years ended December 31, 2011 and 2010 (liquidation basis).

Overview and Background

We were organized on January 22, 2008, as a liquidating trust pursuant to a plan of liquidation of G REIT. On January 28, 2008, in accordance with the Liquidating Trust Agreement, by and between G REIT and each of our Trustees, G REIT transferred its then remaining assets and liabilities to us. Gary T. Wescombe, the chairman of the board of directors of G REIT was appointed the chairman of the Trustees. Upon the transfer of the assets and liabilities to us, each stockholder of G REIT as of January 22, 2008, or the Record Date, automatically became the holder of one unit in G REIT Liquidating Trust for each share of G REIT’s common stock then currently held of record by such stockholder. Our purpose is to wind up the affairs of G REIT by liquidating its remaining assets, distributing the proceeds from the liquidation of the remaining assets to the holders of units, each a beneficiary and, collectively, the beneficiaries, and paying all liabilities, costs and expenses of G REIT and G REIT Liquidating Trust.

G REIT was incorporated on December 18, 2001, under the laws of the Commonwealth of Virginia and qualified and elected to be taxed as a real estate investment trust, or REIT, under the Code, for federal income tax purposes. On September 27, 2004, G REIT was reincorporated in the State of Maryland in accordance with the approval of its stockholders at the 2004 Annual Meeting of Stockholders. G REIT was originally formed to acquire, manage and invest in office, industrial and service real estate properties which have governmental related tenants. G REIT was formed with the intent to be listed on a national stock exchange, quoted on a quotation system of a national securities association or merged with an entity whose shares are listed or quoted. In 2005, as a result of: (i) then current market conditions; (ii) the increasing costs of corporate compliance (including, without limitation, all applicable federal, state and local regulatory requirements, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act); and (iii) the possible need to reduce monthly distributions, the then G REIT board of directors determined that a liquidation would provide G REIT’s stockholders with a greater return on their investment over a reasonable period of time than through implementation of other alternatives considered.

As described below, on February 27, 2006, G REIT’s stockholders approved a plan of liquidation and the eventual dissolution of G REIT. Accordingly, we are currently engaged in the liquidation of our assets. As of December 31, 2011, we owned interests in three properties aggregating a total GLA of approximately 1.0 million square feet, comprised of interests in two consolidated office properties and one unconsolidated office property. We refer to these assets collectively as the “remaining assets” or the “properties.” As of December 31, 2011, approximately 89.4% of the total GLA of our consolidated properties was leased and governmental related entities occupied approximately 26.7% of the total consolidated GLA. On January 28, 2008, G REIT transferred all of its interests to us pursuant to the Liquidating Trust Agreement. For more information relating to the consolidated and unconsolidated properties, see Item 2. Properties.

G REIT conducted business and owned properties through its Operating Partnership, which was formed as a Virginia limited partnership in December 2001. On January 28, 2008, immediately before the transfer of G REIT’s assets and liabilities to us, the Operating Partnership redeemed the special limited partnership interest held by our Advisor, in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are now our beneficiaries, have received certain returns on their invested capital. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. The Operating Partnership was dissolved in connection with the dissolution of G REIT, and all of its assets and liabilities were distributed to G REIT immediately before the transfer to us.

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

The plan of liquidation granted G REIT’s board of directors the power to sell any and all of its assets without further approval by its stockholders and to make liquidating distributions to its stockholders at their discretion. The plan of liquidation also provided for the transfer of G REIT’s remaining assets and liabilities to a liquidating trust if G REIT was unable to sell its assets and pay its liabilities within 24 months of its stockholders’ approval of the plan of liquidation (which was February 27, 2008). On October 29, 2007, G REIT’s board of directors approved the transfer of G REIT’s assets and liabilities to G REIT Liquidating Trust.

On January 22, 2008, G REIT and our Trustees, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace, and Gary T. Wescombe, the independent directors of G REIT, entered into the Liquidating Trust Agreement in connection with our formation. Gary T. Wescombe, the chairman of the board of directors of G REIT was appointed the chairman of the Trustees. On January 28, 2008, G REIT transferred its remaining assets to, and its remaining liabilities were assumed by, us, in accordance with the plan of liquidation and the Liquidating Trust Agreement. In connection with the transfer of assets to, and assumption of liabilities by, us, the stock transfer books of G REIT were closed as of the close of business on the Record Date and each share of G REIT’s common stock outstanding on the Record Date was converted automatically into a unit. Following the conversion of shares to units of beneficial interest, all outstanding shares of G REIT’s common stock were cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Stockholders of G REIT on the Record Date were not required to take any action to receive units of beneficial interests. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of G REIT’s common stock. On January 28, 2008, G REIT filed a Form 15 with the SEC to terminate the registration of G REIT’s common stock under the Exchange Act, and G REIT announced that it would cease filing reports under the Exchange Act. Our Trustees issue to beneficiaries and file with the SEC Annual Reports on Form 10-K and Current Reports on Form 8-K upon the occurrence of a material event relating to us.

Our existence will terminate upon the earlier to occur of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) January 28, 2014. However, our existence may be extended beyond January 28, 2014 if our Trustees then determine that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustees have requested and received certain no-action assurances from the Staff of the SEC. Although we can provide no assurances, we currently expect to sell our remaining assets by December 31, 2012 and anticipate completing the plan of liquidation by June 30, 2013.

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

Our Advisor

Based on the adoption of the plan of liquidation, our Advisor has agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of an expired advisory agreement, or the Advisory Agreement, between G REIT and our Advisor. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our Advisor is a Virginia limited liability company that was formed in April 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets. Our Advisor advises us, as well as certain other entities which have ownership interests in certain of our remaining assets, with respect to the management and potential disposition of our remaining assets.

Pursuant to the Advisory Agreement, our Advisor or its affiliate is entitled to property disposition fees in connection with our disposition of properties. We may pay our Advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property.

Property Dispositions

We did not sell any properties in the year ended December 31, 2011.

On May 3, 2010, we sold Pacific Place, located in Dallas, Texas, or the Pacific Place property, to an unaffiliated third party for a sales price of $5,300,000. Our net cash proceeds from the sale were $5,088,000 after payment of closing costs and other transaction expenses. A sales commission of $98,000, or 1.8% of the sales price, was paid to Grubb & Ellis Company, or Grubb & Ellis, the former parent company of our Advisor.

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

Asset for Estimated Receipts in Excess of Estimated Costs during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing the plan of liquidation. We currently estimate that we will have estimated costs in excess of operating receipts during liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid out over the estimated liquidation period.

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

The change in the asset for estimated receipts in excess of estimated costs during liquidation for year ended December 31, 2011 was as follows:

	December 31, 2010	Cash Payments and (Receipts)	Change in Estimates	December 31, 2011
Assets:
Estimated net inflows (outflows) from consolidated and unconsolidated operating activities	$7,379,000	$(3,055,000)	$(1,982,000)	$2,342,000
Liabilities:
Liquidation costs	(2,745,000)	275,000	1,880,000	(590,000)
Capital expenditures	(4,057,000)	2,590,000	(723,000)	(2,190,000)

Total liabilities	(6,802,000)	2,865,000	1,157,000	(2,780,000)

Total asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	$577,000	$(190,000)	$(825,000)	$(438,000)

The change in the asset for estimated receipts in excess of estimated costs during liquidation for year ended December 31, 2010 was as follows:

	December 31, 2009	Cash Payments and (Receipts)	Change in Estimates	December 31, 2010
Assets:
Estimated net inflows (outflows) from consolidated and unconsolidated operating activities	$4,762,000	$(2,496,000)	$5,113,000	$7,379,000
Liabilities:
Liquidation costs	(2,635,000)	305,000	(415,000)	(2,745,000)
Capital expenditures	(1,703,000)	1,743,000	(4,097,000)	(4,057,000)

Total liabilities	(4,338,000)	2,048,000	(4,512,000)	(6,802,000)

Total asset for estimated receipts in excess of estimated receipts during liquidation	$424,000	$(448,000)	$601,000	$577,000

Net Assets in Liquidation

The net assets in liquidation as of December 31, 2011 of $37,289,000, plus cumulative liquidating distributions paid through December 31, 2011 of $399,529,000 (which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us), would result in liquidating distributions to our beneficiaries per unit of approximately $9.95 per unit (of which $9.10 per unit has been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us). These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

Factors Which May Influence Future Changes in Net Assets in Liquidation

Investment in Unconsolidated Real Estate

In calculating the estimated amount of liquidating distributions to our beneficiaries, we assumed that we would be able to locate a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. If the market value of the Congress Center property declines by more than 7% from our estimate of the market value as of December 31, 2011, our investment in unconsolidated real estate would be zero.

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations

As of December 31, 2011, our consolidated properties were 89.4% leased, with 17.9% of the leased GLA expiring before December 31, 2012. Our leasing strategy through the plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space for which we are unable to negotiate such renewals.

Changes in Net Assets in Liquidation

For the year ended December 31, 2011

Net assets in liquidation decreased $470,000, or $0.01 per unit, during the year ended December 31, 2011. The primary reasons for the decrease in net assets were a decrease in the asset for estimated receipts in excess of estimated costs during liquidation of $1,015,000, or $0.02 per unit, and a decrease in the fair value of accounts receivable from related parties of $624,000, or $0.01 per unit, partially offset by an increase in the estimated liquidation value of our real estate assets of $1,130,000, or $0.03 per unit.

The overall increase in the estimated liquidation value of our real estate assets during the year ended December 31, 2011 was primarily due to: (i) an increase of $1,318,000, or $0.03 per unit, in the in the expected liquidation value of consolidated properties; partially offset by (ii) a decrease of $188,000 in the expected liquidation value of our unconsolidated property.

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

Liquidity and Capital Resources

As of December 31, 2011, our total assets were $38,847,000, and net assets in liquidation were $37,289,000. Our ability to meet our obligations is contingent upon the disposition of our remaining assets in accordance with the plan of liquidation. We estimate that the net proceeds from the sale of our remaining assets pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our remaining assets or the net proceeds therefrom.

The Congress Center property’s occupancy rate decreased to 73% as of February 29, 2012 due to the expiration of leases to North American Co. Life and Health Insurance representing 50,000 square feet of space. As a result of the reduction in occupancy and the related decrease in rental revenues, the property may require additional capital and/or a modification to the property reserves agreement with the lender in order to fund leasing costs for the vacant space over the next few years, which, depending on the timing of the sale of the Congress Center property or our interest in the Congress Center property, could have a material adverse impact on our net assets in liquidation and, as a result, our liquidating distributions.

In addition, the lender on the Congress Center mortgage loans has alleged that events of default have occurred under the loan documents, which could also have a material adverse impact on our net assets in liquidation and liquidating distributions. See Item 9B, “Other Information”, for certain additional information regarding the mortgage loans related to the Congress Center property.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from operations and sale of our remaining assets will be sufficient during the liquidation period to fund our cash needs for payment of expenses and capital expenditures.

The plan of liquidation gives our Trustees the power to sell our remaining assets without further approval by our beneficiaries and provides that liquidating distributions will be made to our beneficiaries as determined in the discretion of our Trustees. Although we can provide no assurances, we currently expect to sell our remaining assets by December 31, 2012 and anticipate completing the plan of liquidation by June 30, 2013.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We did not pay any distributions during the year ended December 31, 2011. We paid cash distributions of approximately $6,306,000 or $0.15 per unit, and $4,612,000 or $0.11 per unit, and $6,342,000, or $0.14 per unit, to our beneficiaries during the years ended December 31, 2010 and 2009 and for the period from January 28, 2008 through December 31, 2008, respectively. Through January 28, 2008, prior to the transfer of G REIT’s assets and liabilities to us, G REIT paid cash distributions to its stockholders of approximately $382,270,000, or $8.70 per share. The source for payment of these distributions was funds from operating activities and net proceeds from the sale of properties.

As of December 31, 2011, we estimate that we will have $2,780,000 of commitments and expenditures during the liquidation period, comprised of $590,000 of liquidation costs and $2,190,000 of capital expenditures. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.

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

Liquidating distributions will be determined in our Trustees’ sole discretion and are dependent on a number of factors, including, without limitation, the amount of funds available for distribution, our financial condition, our capital expenditures, and other factors our Trustees may deem relevant. The stated range of beneficiary distributions disclosed in the plan of liquidation is an estimate only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to:

(i) unanticipated costs could reduce net assets actually realized; (ii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; and (iii) circumstances may change and the actual net proceeds realized from the sale of our remaining assets might be less, or significantly less, than currently estimated, including, for among other reasons, increased or sustained market turmoil, the discovery of new environmental issues or loss of a tenant or tenants.

Subject to our Trustees’ actions and in accordance with the plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, and through the disposition of our remaining assets.

If we experience lower occupancy levels and reduced rental rates at our properties and/or increased capital expenditures and leasing costs at our properties compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs. See Item 9B, “Other Information”, for certain additional information regarding the mortgage loans related to the Congress Center property, including alleged events of default under the related loan documents.

Capital Resources

General

We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments to us.

Our primary uses of cash are to fund distributions to our beneficiaries, to fund capital expenditures and to pay liquidation costs. We may also regularly require capital to invest in our unconsolidated property in connection with routine capital improvements and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

In accordance with the plan of liquidation, we anticipate our source for the payment of liquidating distributions to our beneficiaries to be primarily from the net proceeds from the sale of our remaining assets and funds from operating activities.

Unconsolidated Debt

Total mortgage debt on the Congress Center property was $90,538,000, and our proportionate share, based on our ownership percentage, of unconsolidated debt was $27,161,000 as of December 31, 2011.

See also Item 9B, “Other Information”, for certain additional information regarding the mortgage loans related to the Congress Center property, including alleged events of default under the related loan documents.

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

Debt Service Requirements

As of December 31, 2011, all consolidated debt has been repaid in full.

Contractual Obligations

As of December 31, 2011, we had $166,000 in payments due in 2012 for tenant improvements and lease commitment obligations. One of our consolidated properties is subject to a ground lease expiring in June 2038. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement.

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

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of December 31, 2011, we had no outstanding consolidated debt, therefore we believe we have no interest rate or market risk. Additionally, our unconsolidated debt related to our unconsolidated property is at a fixed interest rate.

Item 8.	Financial Statements and Supplementary Data.

See the index at Item 15 “Exhibits and Financial Statement Schedules”.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2011, was conducted under the supervision and with the participation of our Trustees and our Advisor of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Trustees concluded that our disclosure controls and procedures, as of December 31, 2011, were effective.

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

Based on our evaluation under the Internal Control-Integrated Framework, our Trustees concluded that our internal control over financial reporting was effective as of December 31, 2011.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

As we previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2012, Daymark, the parent company of our Advisor, received a letter dated December 20, 2011 (the “December 20, 2011 Letter”) from Principal Global Investors, LLC (“PGI”), as primary servicer for Principal Life Insurance Company and named holders of Bear Stearns Commercial Mortgage Securities, Inc. (collectively, the “Lenders”), notifying Daymark that the Lenders believe that technical defaults have occurred under that certain Mortgage and Security Agreement dated September 3, 2004 (the “Security Agreement”) related to the Congress Center property, with respect to the following transactions: (i) the formation in February 2011 of Daymark by its former owner, Grubb & Ellis Company (“Grubb”); and (ii) the sale in August 2011 of Daymark, including its wholly-owned subsidiary NNN Realty Advisors, Inc. (“NNNRA”), by Grubb to IUC-SOV, which is controlled by Sovereign and Infinity. The Lenders allege that each of the foregoing transactions constitutes an event of default (an “Event of Default”) under the Security Agreement.

In addition, the Lenders allege that the tangible net worth of our Advisor, which is a guarantor of the Loan, has fallen below $15,000,000 for a period of more than 30 days, in violation of a covenant under the guaranty dated September 3, 2004 (the “Guaranty”), in respect of the Loan. The Lenders allege that the breach of such covenant, continuing for more than 30 days, also constitutes an Event of Default under both the Guaranty and the Security Agreement. An Event of Default under the Guaranty entitles the Lenders to exercise certain rights and remedies under the Loan documents, including the Security Agreement.

One of the possible consequences of an Event of Default under the Security Agreement is acceleration of the notes evidencing the related loan in the original principal amount of $97,500,000 made on September 3, 2004 (the “Loan”), at the option of the Lenders. Other consequences of an Event of Default under the Security Agreement include payment of a “make whole premium” to the Lenders, and payment of increased default-rate interest on both the then outstanding amount of the Loan and any “make whole premium” for the duration of any Event of Default. In addition, in the Event of Default, the Lenders have the right under the Security Agreement to take possession of the premises, foreclose the lien on the subject property and sell the premises independent of the foreclosure proceedings. In such event, the Lenders’ costs, including legal fees, of foreclosure proceedings and the sale of the premises are recoverable by the Lenders as additional indebtedness. In the event of a foreclosure and sale of the subject property, the sales value realized in such a sale may be less than the estimated fair value of the property used in deriving our liquidation basis fair value of our investment in the Congress Center property, and such value could be reduced to zero.

All scheduled principal and interest payments due under the Loan have been paid in accordance with the Loan documents.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

As of the date of this report, we have no directors or executive officers. We are administered by our five Trustees, consisting of the following:

Name	Age	Position	Term of Office
Gary T. Wescombe	69	Chairman of the Trustees	Since January 2008
Gary Hunt	63	Trustee	Since January 2008
W. Brand Inlow	58	Trustee	Since January 2008
Edward A. Johnson	60	Trustee	Since January 2008
D. Fleet Wallace	44	Trustee	Since January 2008

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

The following table sets forth the compensation paid to our Trustees during the year ended December 31, 2011:

Trustee	Role	Meeting Fees ($)
Gary T. Wescombe	Chairman of the Trustees	$1,125
Edward A. Johnson	Trustee	$750
D. Fleet Wallace	Trustee	$750
W. Brand Inlow	Trustee	$750
Gary H. Hunt	Trustee	$750

Our Trustees (and previously as the independent directors of G REIT) are entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. However, based on the estimated aggregate liquidating distributions of $9.95 per unit as of December 31, 2011, we do not anticipate that any additional milestone payments will be made to the Trustees as we do not anticipate making aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. As of the date of this report, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.

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

Compensation of Executive Officers

We have no employees or executive officers and have not paid any executive compensation during 2011. Our day-to-day management is performed by our Advisor and its affiliates. We pay these entities fees and reimburse expenses pursuant to the Advisory Agreement. We do not currently intend to hire or compensate any executive officers or other employees.

Option/SAR Grants in Last Fiscal Year

None.

Compensation Committee Interlocks and Insider Participation

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Beneficiaries

There is no public market for our units. On January 22, 2008, G REIT formally closed its stock transfer books. The units are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units of beneficial interests are not transferable except by operation of law or upon the death of a beneficiary.

The following table sets forth the beneficial ownership of units as of April 6, 2012, as to (i) each beneficiary that is known by us to have beneficially owned more than five percent of the units; and (ii) our Trustees. All such information was provided by the people listed. All percentages have been calculated as of and are based upon 43,920,000 units outstanding at the close of business on such date.

The people in the table below have indicated that they have sole voting and investment power over the units listed.

Name of Beneficial Owner	Number of Units Beneficially Owned	Percent of Class
Gary T. Wescombe, Chairman of the Trustees	10,000	*
Edward A. Johnson, Trustee	10,000	*
D. Fleet Wallace, Trustee	10,000	*
W. Brand Inlow, Trustee	10,000	*
Gary H. Hunt, Trustee	5,000	*

Total	45,000

*	Represents less than 1.0% of our outstanding units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Advisory Agreement

The Advisory Agreement between our Advisor and G REIT expired on July 22, 2005. Based on the adoption of the plan of liquidation, our Advisor agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined in the Advisory Agreement, or 25.0% of net income for the previous four quarters, as defined in the Advisory Agreement. For the years ended December 31, 2011 and 2010, we reimbursed our Advisor for expenses of $3,000 and $24,000, respectively, related to its operations and such reimbursement did not exceed the limitations described above.

Under the Advisory Agreement, our Advisor bears the expenses incurred in connection with supervising, monitoring and inspecting real property or other assets owned by us or otherwise relating to its duties under the Advisory Agreement. Such expenses include employing its personnel, rent, telephone, equipment and other administrative expenses. We reimburse our Advisor for certain expenses incurred, including those related to proposed acquisitions and travel expenses. However, we will not reimburse our Advisor for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2.0% of average invested assets or 25.0% of net income for such year. If our Advisor receives an incentive distribution, net income (for purposes of calculating operating expenses) excludes any gain from the sale of assets. Any amount exceeding the greater of 2.0% of average invested assets or 25.0% of net income paid to our Advisor during a fiscal quarter will be repaid to us within 60 days after the end of the fiscal year. We bear our own expenses for functions not required to be performed by our Advisor under the Advisory Agreement, which generally include capital raising and financing activities, corporate governance matters, and other activities not directly related to real estate properties and other assets. To date, except as disclosed below, no reimbursements have been made to our Advisor pursuant to the provisions of the Advisory Agreement.

Pursuant to the Advisory Agreement, our Advisor or its affiliate is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.

Real Estate Disposition Fee

We may pay our Advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of a property. We did not pay any real estate disposition fees to our Advisor or its affiliate for the years ended December 31, 2011 or 2010.

Lease Commissions

We pay our Advisor or its affiliate a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. We paid our Advisor or its affiliate leasing commissions of $893,000 and $519,000 for the years ended December 31, 2011 and 2010, respectively.

Property Management Fees

We pay our Advisor or its affiliate a property management fee of 5.0% of the gross revenues from our properties. We paid our Advisor or its affiliate property management fees of $312,000 and $379,000 for the years ended December 31, 2011 and 2010, respectively.

Incentive Distributions

Our Advisor owned non-voting incentive performance units in the Operating Partnership and was entitled to incentive distributions of operating cash flow after G REIT stockholders received an 8.0% annual return on their invested capital. On January 28, 2008, immediately before the transfer of G REIT’s assets and liabilities to us, the Operating Partnership redeemed the special limited partnership interest held by our Advisor in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are now our beneficiaries, have received certain returns on their invested capital. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. At the time the plan of liquidation was approved, it was estimated that our Advisor could receive an incentive distribution of between approximately $0 and $9,070,000. Based on the valuation of our portfolio as of December 31, 2011, we do not expect to pay and have not reserved for any incentive fee distribution to our Advisor.

Milestone Payments to our Trustees

D. Fleet Wallace, W. Brand Inlow, Edward A. Johnson, Gary T. Wescombe and Gary H. Hunt, our Trustees (and previously independent directors of G REIT), were entitled to receive certain milestone payments of $25,000 on each of December 31, 2007 and 2006 for serving as members of G REIT’s board of directors and G REIT’s special committee. Our Trustees (and previously as the independent directors of G REIT) are also entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. However, based on the estimated liquidating distributions of $9.95 per unit as of December 31, 2011, we do not anticipate that any additional milestone payments will be made to the Trustees as we do not anticipate making aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. As of December 31, 2011, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.

Related Party Receivables/Payables

Related party receivables consist of amounts due to us from our Advisor and affiliates, and at December 31, 2011 also include amounts due to us from the Western Place I & II tenant-in-common owners at its estimated fair value, as a result of amounts we advanced them when paying off the underlying property mortgage. Related party payables consist primarily of amounts due from us to our Advisor and affiliates.

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

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

The following financial statement schedule for the year ended December 31, 2011 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	57

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

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedules:

Real Estate and Accumulated Depreciation (Schedule III)

G REIT LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

As of December 31, 2011 and 2010

(Unaudited)

	2011	2010
ASSETS
Real estate investments:
Real estate held for sale	$27,292,000	$25,974,000
Investment in unconsolidated real estate	2,040,000	2,228,000

	29,332,000	28,202,000
Cash	4,441,000	4,132,000
Accounts receivable, net	404,000	487,000
Related party receivables	4,770,000	5,394,000
Asset for estimated receipts in excess of estimated costs during liquidation	—	577,000

Total assets	38,947,000	38,792,000

LIABILITIES
Accounts payable and accrued liabilities	$756,000	$387,000
Related party payables	62,000	53,000
Security deposits and prepaid rent	402,000	593,000
Liability for estimated costs in excess of estimated receipts during liquidation	438,000	—

Total liabilities	1,658,000	1,033,000

Commitments and contingencies (Note 10)

Net assets in liquidation	$37,289,000	$37,759,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT LIQUIDATING TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

For the Years Ended December 31, 2011 and 2010

(Unaudited)

	2011	2010
Net assets in liquidation, beginning of year	$37,759,000	$40,509,000

Changes in net assets in liquidation:
Changes to asset (liability) for estimated costs in excess of estimated receipts during liquidation:
Operating income	(3,055,000)	(2,496,000)
Payments of liquidation costs and other amounts	2,865,000	2,048,000
Change in estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	(1,601,000)	718,000

Change to asset (liability) for estimated costs in excess of estimated receipts during liquidation	(1,791,000)	270,000

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	1,131,000	2,838,000
Change in assets and liabilities due to activity in liability for estimated costs in excess of estimated receipts during liquidation	190,000	448,000

Net increase in fair value	1,321,000	3,286,000

Liquidating distributions to beneficiaries	—	(6,306,000)

Change in net assets in liquidation	(470,000)	(2,750,000)

Net assets in liquidation, end of year	$37,289,000	$37,759,000

The accompanying notes are an integral part of these consolidated financial statements.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010

Unaudited

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

As described below, on February 27, 2006, G REIT’s stockholders approved a plan of liquidation and the eventual dissolution of G REIT. Accordingly, we are currently engaged in the liquidation of our assets. As of December 31, 2011, we owned interests in three properties aggregating a total gross leaseable area, or GLA, of approximately 1.0 million square feet, comprised of interests in two consolidated office properties, or the consolidated properties, and one unconsolidated office property, or the unconsolidated property. We refer to these assets collectively as the “remaining assets” or the “properties.” As of December 31, 2011, approximately 89.4% of the total GLA of our consolidated properties was leased and governmental related entities occupied approximately 26.7% of the total consolidated GLA.

In connection with the adoption of the plan of liquidation, our Advisor agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of an expired advisory agreement, or the Advisory Agreement, between G REIT and our Advisor. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our Advisor is a Virginia limited liability company that was formed in April 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets. Our Advisor advises us, as well as certain other entities which have an ownership interest in our remaining assets, with respect to the management and potential disposition of our remaining assets.

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

The plan of liquidation gave G REIT’s board of directors the power to sell any and all of its assets without further approval by its stockholders and to make liquidating distributions to its stockholders at their discretion. The plan of liquidation also provided for the transfer of G REIT’s remaining assets and liabilities to a liquidating trust if G REIT was unable to sell its assets and pay its liabilities within 24 months of its stockholders’ approval of the plan of liquidation (which was February 27, 2008). On October 29, 2007, G REIT’s board of directors approved the transfer of G REIT’s assets and liabilities to G REIT Liquidating Trust.

On January 22, 2008, G REIT and our Trustees, Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, the independent directors of G REIT, entered into the Liquidating Trust Agreement in connection with our formation. Gary T. Wescombe, the chairman of the G REIT board of directors was appointed the chairman of the Trustees. On January 28, 2008, G REIT transferred its remaining assets to, and its remaining liabilities were assumed by, us, in accordance with the plan of liquidation and the Liquidating Trust Agreement. In connection with the transfer of assets to, and assumption of liabilities by, us, the stock transfer books of G REIT were closed as of the close of business on the Record Date and each share of G REIT’s common stock outstanding on the Record Date was converted automatically into a unit. Following the conversion of shares to units, all outstanding shares of G REIT’s common stock were cancelled. The rights of beneficiaries in their beneficial interests are not represented by any form of certificate or other instrument. Stockholders of G REIT on the Record Date were not required to take any action to receive their units. On the date of the conversion, the economic value of each unit of beneficial interest was equivalent to the economic value of a share of G REIT’s common stock. On January 28, 2008, G REIT filed a Form 15 with the United States Securities and Exchange Commission, or the SEC, to terminate the registration of G REIT’s common stock under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and G REIT announced that it would cease filing reports under the Exchange Act. Our Trustees issue to beneficiaries and file with the SEC Annual Reports on Form 10-K and Current Reports on Form 8-K upon the occurrence of a material event relating to us.

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

Our existence will terminate upon the earlier to occur of (i) the distribution of all of our assets in accordance with the terms of Liquidating Trust Agreement, or (ii) January 28, 2014. However, our existence may be extended beyond January 28, 2014 if our Trustees then determine that an extension is reasonably necessary to fulfill our purpose and, prior to such extension, our Trustees have requested and received certain no-action assurances from the Staff of the SEC. Although we can provide no assurances, we currently expect to sell our remaining assets by December 31, 2012 and anticipate completing the plan of liquidation by June 30, 2013.

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

Noncontrolling Interests

Noncontrolling interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of December 31, 2011 and 2010, consisted of a 21.5% interest in a commercial property known as Western Place I & II, located in Fort Worth, Texas, or the Western Place I & II property.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2011, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of December 31, 2011, we had interests in consolidated properties located in California, which accounted for 15.1% of our total revenue, and Texas, which accounted for 84.9% of our total revenue based on contractual base rent from leases in effect as of December 31, 2011. As of December 31, 2011, we had no tenants that accounted for 10.0% or more of our aggregate annual rental income.

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

4. Liability for Estimated Costs in Excess of Receipts during Liquidation and Asset for Estimated Receipts in Excess of Costs during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing the plan of liquidation. We currently estimate that we will have estimated costs of liquidation in excess of estimated operating cash receipts. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2011 was as follows:

	December 31, 2010	Cash Payments and (Receipts)	Change in Estimates	December 31, 2011
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$7,379,000	$(3,055,000)	$(1,982,000)	$2,342,000
Liabilities:
Liquidation costs	(2,745,000)	275,000	1,880,000	(590,000)
Capital expenditures	(4,057,000)	2,590,000	(723,000)	(2,190,000)

Total liabilities	(6,802,000)	2,865,000	1,157,000	(2,780,000)

Total asset (liability) for estimated costs in excess of estimated receipts during liquidation	$577,000	$(190,000)	$(825,000)	$(438,000)

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2010 was as follows:

	December 31, 2009	Cash Payments and (Receipts)	Change in Estimates	December 31, 2010
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$4,762,000	$(2,496,000)	$5,113,000	$7,379,000
Liabilities:
Liquidation costs	(2,635,000)	305,000	(415,000)	(2,745,000)
Capital expenditures	(1,703,000)	1,743,000	(4,097,000)	(4,057,000)

Total liabilities	(4,338,000)	2,048,000	(4,512,000)	(6,802,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$424,000	$(448,000)	$601,000	$577,000

5. Net Assets in Liquidation

Net assets in liquidation decreased $470,000, or $0.01 per unit, during the year ended December 31, 2011. The primary reasons for the decrease in net assets were a decrease in the asset for estimated receipts in excess of estimated costs during liquidation of $1,015,000, or $0.02 per unit, and a decrease in the fair value of accounts receivable from related parties of $624,000, or $0.01 per unit, partially offset by an increase in the estimated liquidation value of our real estate assets of $1,130,000, or $0.03 per unit.

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

The net assets in liquidation as of December 31, 2011 of $37,289,000, plus cumulative liquidating distributions paid through December 31, 2011 of $399,529,000 (which includes $382,270,000 paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us), would result in liquidating distributions to our beneficiaries per unit of approximately $9.95 per unit (of which $9.10 per unit has been paid, which includes $8.70 per share paid to G REIT stockholders prior to the transfer of G REIT’s assets and liabilities to us). These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

6. Real Estate Investments

Our real estate investments are comprised of two consolidated properties and one 30% investment in an unconsolidated property. As of December 31, 2011, all of our consolidated properties and our investment in an unconsolidated property are considered held for sale in accordance with the plan of liquidation. Under the liquidation basis of accounting, our properties are recorded at fair value less costs to sell. We will not be acquiring any new properties.

We had no property dispositions during the year ended December 31, 2011. On May 3, 2010, we sold the Pacific Place property, located in Dallas, Texas to an unaffiliated third party, for a sales price of $5,300,000. Our net cash proceeds from the sale were $5,088,000 after payment of closing costs and other transaction expenses. A sales commission of $98,000, or 1.8% of the sales price, was paid to Grubb & Ellis Company, the former parent company of our former Advisor.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

7. Noncontrolling Interests

Noncontrolling interests relate to the TIC interests in the consolidated properties that are not wholly owned by us, which, as of December 31, 2011 and 2010, consisted of a 21.5% interest in the Western Place I & II property.

We have the right to purchase all or any portion of the outstanding undivided TIC interests in the Western Place I & II property at fair market value.

8. Future Minimum Rent

Rental Income

We have operating leases with tenants at our consolidated properties that expire at various dates through 2022 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases at our consolidated properties, excluding tenant reimbursements of certain costs, as of December 31, 2011, are summarized as follows:

Year Ending	Amount
2012	$6,704,000
2013	5,716,000
2014	3,334,000
2015	2,358,000
2016	1,198,000
Thereafter	2,422,000

Total	$21,732,000

A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2011 and 2010, the amount of contingent rent earned by us was not significant.

9. Related Party Transactions

Advisory Agreement

Advisory Fees

The Advisory Agreement between our Advisor and G REIT expired on July 22, 2005. In connection with the adoption of the plan of liquidation, our Advisor agreed to continue to provide its services to us on a month-to-month basis pursuant to the terms of the expired Advisory Agreement. Under the terms of the Advisory Agreement, our Advisor has responsibility for our day-to-day operations, administers our accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by our Trustees, manages our properties and renders other services deemed appropriate by our Trustees. Our Advisor is entitled to reimbursement from us for expenses incurred in rendering its services, subject to certain limitations. Fees and costs reimbursed to our Advisor cannot exceed the greater of 2.0% of average invested assets, as defined, or 25.0% of net income for the previous four quarters, as defined. For the years ended December 31, 2011 and 2010, we reimbursed our Advisor for expenses of $3,000 and $24,000, respectively, related to its operations and such reimbursement did not exceed the limitations described above.

Pursuant to the Advisory Agreement, our Advisor or its affiliate is entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Real Estate Disposition Fee

We may pay our Advisor or its affiliate a real estate disposition fee of up to 1.5% of the sales price of the property. We did not pay any real estate disposition fees to our Advisor or its affiliate for the years ended December 31, 2011 or 2010.

Lease Commissions

We pay our Advisor or its affiliate a leasing commission for its services in leasing any of our properties of 6.0% of the value of any lease (based upon the contract rent during the term of the lease) entered into during the term of the Advisory Agreement and 3.0% with respect to any renewals. We paid our Advisor or its affiliate leasing commissions of $893,000 and $519,000 for the years ended December 31, 2011 and 2010, respectively.

Property Management Fees

We pay our Advisor or its affiliate a property management fee of 5.0% of the gross revenues from our properties. We paid our Advisor or its affiliate property management fees of $312,000 and $379,000 for the years ended December 31, 2011 and 2010, respectively.

Incentive Distributions

Our Advisor owned non-voting incentive performance units in the Operating Partnership and was entitled to incentive distributions of operating cash flow after G REIT stockholders received an 8.0% annual return on their invested capital. On January 28, 2008, immediately before the transfer of G REIT’s assets and liabilities to us, the Operating Partnership redeemed the special limited partnership interest held by its advisor, Grubb & Ellis Realty Investors in exchange for the right to receive 15.0% of certain distributions made by G REIT and G REIT Liquidating Trust after G REIT’s stockholders, who are now our beneficiaries, have received certain returns on their invested capital. As a result of such redemption, G REIT owned 100.0% of the outstanding partnership interests in the Operating Partnership. At the time the plan of liquidation was approved, it was estimated that our Advisor could receive an incentive distribution of between approximately $0 and $9,070,000. Based on the valuation of our portfolio as of December 31, 2011, we do not expect to pay and have not reserved for any incentive fee distribution to our Advisor.

Milestone Payments to our Trustees

D. Fleet Wallace, W. Brand Inlow, Edward A. Johnson, Gary T. Wescombe and Gary H. Hunt, our Trustees (and previously independent directors of G REIT), were entitled to receive certain milestone payments of $25,000 on each of December 31, 2007 and 2006 for serving as members of G REIT’s board of directors and G REIT’s special committee. Our Trustees (and previously as the independent directors of G REIT) are also entitled to receive a milestone payment of $50,000 when we have made aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. Assuming that our Trustees receive the maximum amount of milestone payments for serving as our Trustees and for previously serving as members of G REIT’s board of directors and G REIT’s special committee, they will each receive aggregate payments of up to $100,000. However, based on the estimated liquidating distributions of $9.95 per unit as of December 31, 2011, we do not anticipate that any additional milestone payments will be made to the Trustees as we do not anticipate making aggregate liquidating distributions of at least $11.00 per unit to our beneficiaries. As of December 31, 2011, based upon the satisfaction of performance milestones, each of Messrs. Hunt, Inlow, Johnson, Wallace and Wescombe have received milestone payments of $50,000 each from G REIT and/or G REIT Liquidating Trust.

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

10. Commitments and Contingencies

Operating Leases

One of our consolidated properties, Sutter Square Galleria, located in Sacramento, California, or the Sutter Square Galleria property, is subject to a ground lease expiring in June 2038. Future minimum rents to be paid under this non-cancelable operating lease are computed at 12.5% of gross rents, as defined in the ground lease agreement. The aggregate ground lease rent for the years ended December 31, 2011 and 2010 was $124,000 and $115,000, respectively.

Litigation

We are not presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us that, if determined unfavorably to us, would have a material adverse effect on our financial condition, results of operations or cash flows.

Unconsolidated Debt

Total mortgage debt of our unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property, was $90,538,000 as of December 31, 2011. Our pro rata share of the unconsolidated debt, based on our ownership percentage, was $27,161,000 as of December 31, 2011.

Daymark Realty Advisors, Inc., or Daymark, the parent company of our Advisor, received a letter dated December 20, 2011 from Principal Global Investors, LLC (“PGI”), as primary servicer for Principal Life Insurance Company and named holders of Bear Stearns Commercial Mortgage Securities, Inc. (collectively, the “Lenders”), notifying Daymark that the Lenders believe that technical defaults have occurred under that certain Mortgage and Security Agreement dated September 3, 2004 (the “Security Agreement”) related to the Congress Center property, with respect to the following transactions: (i) the formation in February 2011 of Daymark by its former owner, Grubb & Ellis Company (“Grubb”); and (ii) the sale in August 2011 of Daymark, including its wholly-owned subsidiary NNN Realty Advisors, Inc. (“NNNRA”), by Grubb to IUC-SOV, which is controlled by Sovereign and Infinity. The Lenders allege that each of the foregoing transactions constitutes an event of default (an “Event of Default”) under the Security Agreement.

In addition, the Lenders allege that the tangible net worth of our Advisor, which is a guarantor of the Loan, has fallen below $15,000,000 for a period of more than 30 days, in violation of a covenant under the guaranty dated September 3, 2004 (the “Guaranty”), in respect of the Loan. The Lenders allege that the breach of such covenant, continuing for more than 30 days, also constitutes an Event of Default under both the Guaranty and the Security Agreement. An Event of Default under the Guaranty entitles the Lenders to exercise certain rights and remedies under the Loan documents, including the Security Agreement.

G REIT LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

One of the possible consequences of an Event of Default under the Security Agreement is acceleration of the notes evidencing the related loan in the original principal amount of $97,500,000 made on September 3, 2004 (the “Loan”), at the option of the Lenders. Other consequences of an Event of Default under the Security Agreement include payment of a “make whole premium” to the Lenders, and payment of increased default-rate interest on both the then outstanding amount of the Loan and any “make whole premium” for the duration of any Event of Default. In addition, in the Event of Default, the Lenders have the right under the Security Agreement to take possession of the premises, foreclose the lien on the subject property and sell the premises independent of the foreclosure proceedings. In such event, the Lenders’ costs, including legal fees, of foreclosure proceedings and the sale of the premises are recoverable by the Lenders as additional indebtedness. In the event of a foreclosure and sale of the subject property, the sales value realized in such a sale may be less than the estimated fair value of the property used in deriving our liquidation basis fair value of our investment in the Congress Center property, and such value could be reduced to zero.

All scheduled principal and interest payments due under the Loan have been paid in accordance with the Loan documents.

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

Other

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial statements.

G REIT LIQUIDATING TRUST

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx
				Gross Amounts at Which Carried at Close of Period							Maximum Life on Which
		Initial Costs to Company					Net				Latest Income
	Encumbrance	Land	Buildings and Improvements	Land	Buildings and Improvements	Accumulated Depreciation(1)	Liquidation Adjustment(2)	Total	Date Constructed	Date Acquired	Statement is Computed(1)
Sutter Square Galleria (Office), Sacramento, CA	$—	$—	$8,414,000	$—	$9,918,000	$(581,000)	$—	$9,337,000	1987	October 28, 2003	39 years
Western Place I & II (Office), Fort Worth, TX	24,000,000	2,397,000	27,652,000	2,397,000	37,145,000	(1,517,000)	—	38,025,000	1980	July 23, 2004	39 years
Net Liquidation Adjustment(2)	(5,160,000)	—	—	—	—	—	(20,070,000)	(20,070,000)

Total	$18,840,000	$2,397,000	$36,066,000	$2,397,000	$47,063,000	$(2,098,000)	$(20,070,000)	$27,292,000

The changes in total real estate for the year ended December 31, 2011 are as follows:

Balance as of December 31, 2010 (liquidation basis)										$25,974,000
Capital expenditures										2,591,000
Liquidation adjustment, net(3)										(1,273,000)

Balance as of December 31, 2011 (liquidation basis)										$27,292,000

The changes in total real estate for the year ended December 31, 2010 are as follows:

Balance as of December 31, 2009 (liquidation basis)										$28,856,000
Capital expenditures										1,744,000
Disposal										(5,112,000)
Liquidation adjustment, net(3)										486,000

Balance as of December 31, 2010 (liquidation basis)										$25,974,000

(1)	Depreciation expense has not been recorded subsequent to December 31, 2005 as a result of the adoption of the plan of liquidation, because all assets are considered held for sale.
(2)	Under the liquidation basis of accounting, our real estate investments are carried at their estimated fair values. The net liquidation adjustment is the cumulative net liquidation adjustment that we and G REIT have made to the carrying value of our remaining real estate investments since we adopted the liquidation basis of accounting as of December 31, 2005.
(3)	Represents the net liquidation adjustment we made to the carrying value of our remaining real estate investments during the period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G REIT LIQUIDATING TRUST
(Registrant)

By	/s/ GARY T. WESCOMBE	Chairman of the Trustees
Gary T. Wescombe

Date:	April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ GARY T. WESCOMBE	Chairman of the Trustees
Gary T. Wescombe

Date:	April 13, 2012

By	/s/ GARY H. HUNT	Trustee
Gary H. Hunt

Date:	April 13, 2012

By	/s/ W. BRAND INLOW	Trustee
W. Brand Inlow

Date:	April 13, 2012

By	/s/ EDWARD A. JOHNSON	Trustee
Edward A. Johnson

Date:	April 13, 2012

By	/s/ D. FLEET WALLACE	Trustee
D. Fleet Wallace

Date:	April 13, 2012

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit

2.1	G REIT, Inc. Plan of Liquidation and Dissolution, as approved by stockholders on February 27, 2006 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on January 13, 2006 and incorporated herein by reference)

10.1	Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.6 to our Registration Statement on Form S-11 filed January 9, 2002 (File No. 333-76498) and incorporated herein by reference)

10.2	First Amendment to Advisory Agreement between G REIT, Inc. and Triple Net Properties, LLC (included as Exhibit 10.8 to Post Effective Amendment No. 1 to our Registration Statement on Form S-11 filed December 18, 2002 (File No. 333-76498) and incorporated herein by reference)

10.3	Liquidating Trust Agreement, dated as of January 22, 2008, by and between G REIT, Inc. and Gary H. Hunt, W. Brand Inlow, Edward A. Johnson, D. Fleet Wallace and Gary T. Wescombe, the Trustees (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 28, 2008 and incorporated herein by reference)

10.4	Purchase and Sale Agreement by and between G REIT-Pacific Place, LP and Boxer F2, L.P., dated March 26, 2010 (included as Exhibit 10.4 to our Annual Report on Form 10-K filed March 31, 2011 and incorporated herein by reference)

10.5	Amendment to Purchase and Sale Agreement by and between G REIT-Pacific Place, LP and Boxer F2, L.P., dated April 30, 2010 (included as Exhibit 10.5 to our Annual Report on Form 10-K filed March 31, 2011 and incorporated herein by reference)

21.1*	Subsidiaries of G REIT Liquidating Trust

31.1*	Certification of Trustee, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Trustee, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith